Form 10-Q
period 1996-03-31
BAYOU INTERNATIONAL LTD
filed 1996-07-12
CIK 814904

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 1996

                                     OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                          Commission file number:   0-16097


                         BAYOU INTERNATIONAL, LTD.
           (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                           98-0079697

     (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)           Identification No.)


    Level 8, 580 St. Kilda Road, Melbourne, Victoria, Australia  3004
(Address of Principal Executive Offices)                      (Zip Code)

(Registrant's Telephone Number, Including Area Code)  011-613-9276-7888

                                    N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____X___
 No ________

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _________ No __________

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 46,890,893 outstanding shares of Common Stock as of March 31, 1996.

                                  PART I

                           FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS

                  Introduction to Interim Financial Statements.

                  The interim financial statements included herein have
            been prepared by Bayou International, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

                  In the opinion of management, all adjustments, consisting
            only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996 and March 31, 1995, the results of its operations for the nine month periods ended March 31, 1996 and March 31, 1995, and the changes in its cash flows for the nine-month periods ended March 31, 1996 and March 31, 1995, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

                  UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                  BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                         Consolidated Balance Sheet
                      March 31, 1996 and June 30, 1995
                             and March 31, 1995
                          (in Australian Dollars)
                              (000's omitted)
                                (Unaudited)

                                                    ASSETS

                                                       March 31,    June 30,   March 31,
                                                         1996         1995       1995
 Current Assets:
   Cash                                            $     120     $     71   $    167
   Accounts Receivable                                    89           86         46
   Investments                                             1           51         15

      Total Current Assets                               210          208        228

 Other Assets:
   Property, net                                          58           83         81
   Goodwill, net                                         666        1,066      1,199

      Total Other Assets                                 724        1,149      1,280

         Total Assets                              $     934     $  1,357   $  1,508

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Bank Overdraft and Short Term Notes             $      17     $     73   $     39
   Accounts Payable and Accrued Expenses                 292          681        522

      Total Current Liabilities                          309          754        561

 Long-Term Debt                                        1,790          788        630

      Total Liabilities                                2,099        1,542      1,191

 Stockholders' Equity:
   Common Stock: $0.20 par value
     50,000,000 shares authorized,
     46,890,893 and 46,941,789 and
     46,941,789 issued and outstanding                 9,388        9,388      9,388
   Additional Paid-in-Capital                         11,592       11,592     11,592
   Retained Earnings                                 (22,145)     (21,165)   (20,663)

      Total Stockholders' Equity                      (1,165)        (185)       317

         Total Liabilities and Stockholders'
         Equity                                    $     934     $  1,357   $  1,508

         The accompanying notes are an integral part of these consolidated financial statements.

                  BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                    Consolidated Statement of Operations
               Three Months Ended March 31, 1996 and 1995 and
                 Nine Months Ended March 31, 1996 and 1995
                              (000's omitted)
                          (in Australian Dollars)
                                (Unaudited)

                                                         Three Months Ended            Nine Months Ended

                                                      March 31,      March 31,     March 31,      March 31,
                                                         1996          1995          1996            1995
 Revenues:
    Other Income                                     $       --    $        12    $      156    $         50
                                                             --             12           156              50



 Costs and Expenses:
    Management Fee                                            4             --            10              --
    Interest Expense                                         46             15           132              29
    Legal, Acctg. & Professional                             18             43            38             103
    Depreciation & Amortization                               4              2            12               8
    Administrative                                          124            260           581             609
    Research & Development                                    4             19            38              97
                                                            200            339           811             846

 Income (Loss) from Operations                             (200)          (327)         (655)           (796)

    Diminution of Asset Value                                --             --            --              --
    Gain (Loss) on Disp. of Assets                            5             --            13             116
    Foreign Curr. Exch. Gain (Loss)                        (273)           249          (538)            (47)
    Bad Debt (Expense) Recovery                              --             --            81              --
                                                           (268)           249          (444)             69

 Income (Loss) before Income Tax and
  Amortization of Goodwill                                 (468)           (78)       (1,099)           (727)

 Provision for Income Tax                                    --             --            --              --
 Income before Amortization of Goodwill                    (468)           (78)       (1,099)           (727)

    Amortization of Goodwill                               (134)          (133)         (400)           (399)

 Net Income (Loss)                                         (602)          (211)       (1,499)         (1,126)
    Minority Interest                                        --             --            --              --

 Net Income                                          $     (602)   $      (211)   $   (1,499)   $     (1,126)

 Earnings Per Common Equiv. Share                    $     (.01)   $      (.01)   $     (.03)   $       (.02)

 Weighted Number of Common Equiv.
  Shares Outstanding                                     46,942         46,942        46,942          46,942

      The accompanying notes are an integral part of these consolidated financial statements.

                  BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
               Consolidated Statement of Stockholders' Equity
                      March 31, 1996 and June 30, 1995
                    and March 31, 1995 and June 30, 1994
                             and March 31, 1994
                          (in Australian Dollars)
                              (000's omitted)
                                (Unaudited)

                                                                                          Retained
                                                     Common Stock          Paid-In        Earnings
                                                Shares          Amount     Capital        (Deficit)
 Balance June 30, 1993                             31,412      $ 6,282       $ 11,582     $ (18,798)

    Conversion of Affiliate borrowings to
      Equity at par, 5,000,000 shares at
      $0.20                                         5,000        1,000             --            --
    Net Income nine months ending
      03-31-94                                         --           --             --        (1,450)
    Foreign Currency Translation                       --           --             --           220

 Balance March 31, 1994                            36,412        7,282         11,582       (20,028)

    Conversion of Affiliate borrowings to
      Equity at par, 4,589,795 shares at
      $0.20                                         4,590          918             --            --
    Conversion of Long Term borrowings
      to Equity, 5,940,016 shares at
      approximately $0.20                           5,940        1,188             10            --

    Net Income three months ending
      06-30-94                                         --           --             --           315
    Foreign Currency Translation                       --           --             --           133

 Balance June 30, 1994                             46,942        9,388         11,592       (19,580)
    Net Income nine months ending
      03-31-95                                         --           --             --        (1,126)
    Foreign Currency Translation                       --           --             --            43

 Balance March 31, 1995                            46,942        9,388         11,592       (20,663)

    Net Income three months ending
      06-30-95                                         --           --             --          (635)
    Foreign Currency Translation                       --           --             --           133

 Balance June 30, 1995                             46,942        9,388         11,592       (21,165)

    Net Income nine months ending
      03-31-96                                         --           --             --        (1,499)
    Foreign Currency Translation                       --           --             --           519

 Balance March 31, 1996                            46,942      $ 9,388       $ 11,592     $ (22,145)

       The accompanying notes are an integral part of these consolidated financial statements.

                  BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                    Consolidated Statement of Cash Flows
               Nine Months Ended March 31, 1996 and 1995 and
                          Year Ended June 30, 1995
                          (in Australian Dollars)
                              (000's omitted)
                                (Unaudited)


                                                     9 Months Ended        Year Ended        9 Months Ended
                                                     March 31, 1996      June 30, 1995       March 31, 1995
 Cash Flows from Operating Activities:

    Net Income (Loss)                              $          (1,499)   $        (1,459)  $           (1,126)
    Adjustments:
      Foreign Currency Translation                               518               (126)                  43
      Depreciation and Amortization                              411                547                  407
      (Gain) Loss on Disposition of Assets                        (6)                (9)                (116)
      Diminution of Value                                         --                 --                   --
      Provision for Bad Debt                                      --                 --                   --
      Change Net of Effects of Subsidiary
        Acquisitions:
          Accounts Receivable                                     (3)                60                  100
          A/P and Accrued Liabilities                           (389)                62                  (97)

          Net Cash Provided (Used) by
            Operating Activities                                (968)              (925)                (789)

 Cash Flow from Investing Activities:
    Capital Expenditures, Net                                     21                (22)                 (21)
    Net Proceeds from Investments                                 49                (35)                 116

          Net Cash Provided (Used) in
            Investing Activities                                  70                (57)                  95

 Cash Flows from Financing Activities:
    Reduction of Long Term Debt                                   --                 --                   --
    Issuance of Common Stock                                      --                 --                   --
    Net Borrowing under Credit Line
      Arrangements                                               (56)                32                   (2)
    Net Borrowing from Affiliates                              1,003                788                  630

          Net Cash Provided by Financing
            Activities                                           947                820                  628

 Net Increase (Decrease) in Cash                                  49               (162)                 (66)

 Cash at Beginning of Year                                        71                233                  233

 Cash at End of Year                               $             120    $            71   $              167

      The accompanying notes are an integral part of these consolidated financial statements.

                  BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                      March 31, 1996 and June 30, 1995
                             and March 31, 1995

(1) Organisation

    Bayou International, Ltd. ("Bayou") is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 42.7% of Bayou as of March 31, 1996.

    Bayou's subsidiaries are Solmecs Corporation N.V. ("Solmecs"), which it acquired controlling interest of, on September 3, 1987 and complete ownership on January 2, 1992; and TFC Power Systems Limited ("TFC"), which it acquired from Solmecs on April 5, 1989. In July, 1992, Bayou diluted its interest in TFC from 54% to 36% in consideration for services rendered by key executives and as an incentive for future services. In December, 1994, Bayou again diluted its interest in TFC from 36% to 8.4% when it transferred shares in TFC to the former managing director of Solmecs in lieu of repayment of debt owed by Solmecs.

    During the period ending September 30, 1991, Bayou made an offer to the minority shareholders of Solmecs to exchange their share in Solmecs for shares in Bayou at the rate of 1,100 shares of Bayou for each share of Solmecs. Effective date of the closing of this transaction was January 2, 1992, the date upon which all acceptances (written and/or verbal) were received. Total number of shares issued on May 8, 1992 in connection with this transaction was 3,976,800.

    Bayou is primarily engaged in the research and development of high efficiency, low pollution or pollution-free products and technologies in the energy conversion and conservation fields through its 100%- owned subsidiary, Solmecs.


(2) Accounts Receivable

    Accounts Receivable at March 31, 1996, June 30, 1995 and March 31,
      1995 include:

                                                                  (in Australian Dollars)
                                                                      (000's omitted)

                                                     March 31,            June 30,           March 31,
                                                        1996                1995               1995

 Miscellaneous Receivables                       $              89   $             170   $             128

    Less Allowance for Doubtful Account                         --                  84                  82

        Net                                      $              89   $              86   $              46

                  BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                      March 31, 1996 and June 30, 1995
                             and March 31, 1995


(3) Investments

    Investments at March 31, 1996, June 30, 1995 and March 31, 1995 are valued at the lower of cost or market and include the following:

                                                                  (in Australian Dollars)
                                                                      (000's omitted)

                                                     March 31,            June 30,           March 31,
                                                        1996                1995               1995
         Investments

         Various Listed Marketable
           Securities                            $               1   $               1   $               1
         Solmecs Investment in Bayou
           International Ltd.                                   --                  50                  14

                                                 $               1   $              51   $              15


(4) Property

    Property at March 31, 1996, June 30, 1995 and March 31, 1995 includes:


                                                                  (in Australian Dollars)
                                                                      (000's omitted)

                                                     March 31,            June 30,           March 31,
                                                        1996                1995               1995

         Office Furniture & Equipment            $            209    $            223    $            234
         Motor Vehicles                                        72                  90                  99
                                                              281                 313                 333

         Less Accumulated Depreciation                       (223)               (230)               (252)

                                                 $             58    $             83    $             81


                  BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                      March 31, 1996 and June 30, 1995
                             and March 31, 1995


(5) Short Term and Long Term Debt

    The following is a summary of Bayou's borrowing arrangements as of March 31, 1996, June 30, 1995 and March 31, 1995.

                                                                  (in Australian Dollars)
                                                                      (000's omitted)

                                                     March 31,            June 30,           March 31,
                                                        1996                1995               1995
 Long-Term

 Loan from corporations affiliated with
   the President of Bayou. Interest accrues
   at ANZ Banking Group, Ltd. rate for
   overdrafts over $100,000. Repayment
   of loan not required before June 30,
   1996.                                         $          1,790    $             788   $             630

      Total Long-Term                                       1,790                  788                 630

 Short-Term

 Overdraft arrangement with balance
   accruing interest                                            17                  73                  39

      Total Short-Term                                          17                  73                  39

        Total                                    $           1,807   $             861   $             669

(6) Affiliate Transactions

    Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated in consolidation. At March 31, 1996, the Company had no outstanding advances to unconsolidated affiliated companies, and had received advances from unconsolidated affiliated companies totalling $630,000.

    During the year ended June 30, 1991, Solmecs reduced its holding in one of its subsidiaries through the sale of a part of its holding and the issuance of additional shares by the subsidiary. As a result of the sale, Solmecs received a capital note amounting to $1,106,000, which is collectable only upon liquidation of the subsidiary. During the year ended June 30, 1992, management of Solmecs elected to fully provide for the entire balance of the capital note. The decision to fully provide was based on lack of profitability and the financial stability of the note maker. During the year ended June 30, 1994, Solmecs agreed to convert the capital note to equity in the former subsidiary. The transaction was reflected as a recovery of bad debt and subsequent write down

                  BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                      March 31, 1996 and June 30, 1995
                             and March 31, 1995

(6) Affiliate Transactions (continued)

      of the valuation of the equity shares. In addition, Solmecs agreed to convert advances totalling US $345,927 made to TFC to equity. The transaction was given the same accounting treatment as noted above.

    During the year ending June 30, 1993, an affiliated company converted
      $1,000,000 of its advances to Bayou to equity through the issuance of 5,000,000 shares of Common Stock at par, $.20 per share.

    During the year ending June 30, 1994, an affiliated company converted
      $1,971,959 of its advances to Bayou to equity through the issuance of 9,589,795 shares of Common Stock at par, $.20 per share.

    During the year ended June 30, 1995, a former employee and director of Solmecs agreed to forgive certain sums due him and other former subsidiaries in exchange for shares of the former subsidiaries that Bayou held. Total forgiveness totaled $116,000.


(7) Joint Venture Agreement

    Bayou was engaged in negotiations with affiliates of a leading educational institution ("Institution") in the United States, for a joint venture to build ETGAR 5, an industrial scale co-generation demonstration plant utilizing Solmecs' research and development in the area of Liquid Metal Magneto-Hydro-Dynamics ("LMMHD") Energy Conversion Technology ("ECT"). The initial funding for the joint venture would have been from grant funds from the US Department of Defense Appropriations Act of 1993.

    In July, 1993, the Institution with the assistance of Bayou submitted a research proposal to the Department of Defense with respect to a 30-month research program which would have constituted the next stage of the ETGAR Program.

    The Department of Defense's funding appropriation expired before the Department of Defense completed its review of the research proposal. Bayou is currently seeking other public and private sources of funding to continue the development of its LMMHD technology; however, there can be no assurances that such funding will be available to Bayou.

                  BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                      March 31, 1996 and June 30, 1995
                             and March 31, 1995

(8) Prior-Period Adjustments

    The accompanying financial statements have been restated to correct errors in the calculation of Goodwill Amortization. The effect of the restatement was to increase the net losses for the following fiscal years ending:

                                           (in Australian Dollars)
                                               (000's omitted)
             June 30, 1992                       $ 24
             June 30, 1993                       $ 97
             June 30, 1994                       $ 96

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUND COSTS CONVERSION

The consolidated statements of income and other financial and operating data contained elsewhere herein and the consolidated balance sheets and financial results have been reflected in Australian dollars unless otherwise stated.

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

           9 months ended March 31, 1995 A$1.00 = U.S. $0.7340
           9 months ended March 31, 1996 A$1.00 = U.S. $0.7803

RESULTS OF OPERATIONS

Nine Months Ended March 31, 1996 vs. Nine Months Ended March 31, 1995.

Revenue was A$156,000 for the nine months ended March 31, 1996 compared to A$50,000 for the nine months ended March 31, 1995. The two major components for the nine months ended March 31, 1996 were as follows:

a) interest received of A$86,000 which relates to a debt that was repaid during the period. Interest had not been accrued on this debt as the Company had previously believed that it would not be able to collect this debt.

b) a grant of A$70,000 received from ILZRO in regard to ongoing research. There were no comparable amounts for the nine months ended March 31, 1995.

Costs and expenses decreased from A$846,000 in the nine months ended March 31, 1995 to A$811,000 in the nine months ended March 31, 1996. The decrease is as a net result of:

a) the increase in interest expense from A$29,000 for the nine months ended March 31, 1995 to A$132,000 for the nine months ended March 31, 1996 as a result of an increase in long term interest bearing debt.

b) the decrease in legal, accounting and professional expense from A$103,000 for the nine months ended March 31, 1995 to A$38,000 for the nine months ended March 31, 1996 as a result of the reduction of legal work necessary in respect of the negotiations with affiliates of Johns Hopkins University for a joint venture to build ETGAR 5 and the ongoing activities of the Corporation.

c) a decrease in research and development costs from A$97,000 in the nine months ended March 31, 1995 to A$38,000 for the nine months ended March 31, 1996 as Solmecs utilised existing laboratory supplies which reduced the expense of purchasing further supplies.

As a result of the foregoing the loss from operations decreased from A$796,000 for the nine months ended March 31, 1995 to A$655,000 for the nine months ended March 31, 1996.

The Company realised a foreign exchange loss of A$538,000 for the nine months ended March 31, 1996 compared to a foreign currency exchange loss of A$47,000 for the nine months ended March 31, 1995.

In the prior year the Company recorded a gain of A$116,000 on the disposal of a significant portion of its investment in Solmecs Flo Ice Limited ("SFI") and TFC. During that period the Company entered into an agreement with the former Managing Director of Solmecs whereby Solmecs was released from liabilities to SFI, TFC and the former Managing Director of Solmecs and in exchange the Company agreed to transfer 16.7% in SFI and 24% in TFC to the former Managing Director of Solmecs. The Company made a decision to concentrate on the LMMHD project which is the property of Solmecs and did not wish to invest any funds or the time of its executives on the activities of SFI and TFC. As a result the Company was prepared to dispose of the above-mentioned interests in SFI and TFC. There was no such disposal in fiscal 1996.

A debt owed to a subsidiary company was repaid during the nine months ended March 31, 1996. The subsidiary company had previously believed that it would not be able to collect this receivable and had provided for the amount as a doubtful debt. As a result of the repayment, the subsidiary company recorded a gain of A$81,000. There was no comparable amount in the prior period.

As a result the Company recorded a loss before income tax and amortisation of goodwill of A$1,099,000 for the nine months ended March 31, 1996 compared to a loss of A$727,000 for the nine months ended March 31, 1995.

Amortisation of goodwill amounted to A$400,000 for the nine months ended March 31, 1996 compared to A$399,000 for the nine months ended March 31, 1995.

As a result of the foregoing the net loss amounted to A$1,499,000 for the nine months ended March 31, 1996 compared to a net loss of A$1,126,000 for the nine months ended March 31, 1995.

The Company was not required to pay Australian income tax for the nine months ended March 31, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996 the Company had short term obligations of A$309,000 consisting of:

a)  bank overdraft and short term notes of A$17,000

b)  accounts payable and accrued expenses of A$292,000

The Company had long term obligations of A$1,790,000 at March 31, 1996.

The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid of which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes based on discussions with such affiliates will continue to be available during fiscal 1996 and 1997 of which there can be no assurance.

The Company will still be required to supply funding to Solmecs in order to complete the development of the next stage of the LMMHD project.

Other than the arrangements noted above the Company has not confirmed any further arrangements for ongoing funding. As a result the Company may be required to raise funds for additional debt or equity offerings and/or increased revenues from operations in order to meet its cash flow requirements during the forthcoming year of which there can be no assurance.

                                  PART II



Item 1.    LEGAL

           Not Applicable


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           The Company did not file any Reports on Form 8-K during the nine months ended March 31, 1996.

                                (FORM 10-Q)

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

                                    BAYOU INTERNATIONAL, LTD.



                                    By:    /s/ Joseph I. Gutnick
                                          Joseph I. Gutnick, Chairman of
                                          the Board President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



Dated:  July 12, 1996               By:    /s/ Peter Lee
                                          Peter Lee, Director and Chief
                                          Financial Officer
                                          (Principal Financial Officer)