Form 10-K
period 1996-06-30
BAYOU INTERNATIONAL LTD
filed 1996-12-20
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30 1996 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________  to ______________
Commission File Number 0-16097

                           BAYOU INTERNATIONAL, LTD.
             (Exact name of Registrant as specified in its charter)

           Delaware                                  98-0079697
-------------------------------                   ----------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organisation)                  Identification No.)

       Level 8, 580 St. Kilda Road, Melbourne, Victoria, 3004 Australia
       ----------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        011 (613) 9276-7860
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                          Name of each exchange
                                                   on which registered

           N/A                                            N/A
           ---                                            ---

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.15 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
                       Yes   X                           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. [ ]

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, $.15 par value per share ("Common Stock") held by non-affiliates or the Company was $16,164,051 as of November 1, 1996.

There were 46,941,789 outstanding shares of Common Stock as of November 1, 1996.

TABLE OF CONTENTS                                                          PAGE
PART I

Item 1     Business                                                          2
Item 2     Properties                                                        8
Item 3     Not applicable                                                    8
Item 4     Not applicable                                                    8

PART II

Item 5     Market for the Registrant's Common Equity and
           Related Stockholder Matters                                       9
Item 6     Selected Financial Data                                          10
Item 7     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    12
Item 8     Not applicable                                                   16
Item 9     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                           16

PART III

Item 10    Directors and Executive Officers of the Registrant               17
Item 11    Executive Compensation                                           19
Item 12    Security Ownership of Certain Beneficial
           Owners and Management                                            20
Item 13    Certain Relationships and Related Transactions                   21

PART IV

Item 14    Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                              22

           Signatures                                                       23
           Exhibit Index                                                    25

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

Bayou International, Ltd. a Delaware corporation ("Bayou" or the "Company") is primarily engaged in the research and development of high efficiency low pollution or pollution-free products and technologies in the energy conversion and conservation fields through its wholly owned subsidiary, Solmecs Corporation N.V., a Netherlands Antilles corporation ("Solmecs").

Unless otherwise indicated, all amounts in this Report are presented in Australian Dollars ("A$"). In addition, for the convenience of the reader, the Australian Dollar figures for the year ended June 30 1996 have been translated into United States Dollars ("$") using the rate of exchange at June 30 1996 (A$1.00 = US$0.7870).

The executive offices of the Company are located at Level 8, 580 St. Kilda Road Melbourne Victoria 3004 Australia and its telephone number is 011 (613) 9276-7860. The executive offices of Solmecs are located at 7 Ben Zui Road Beer-Sheva Israel.

Unless the context otherwise indicates, the term "Company" as used in this Report refers to Bayou International, Ltd., its subsidiary, Solmecs and its predecessor corporation, Bayou Oil and Gas, Inc. ("Bayou Oil") (defined below), after giving effect to the Kingsway and Fehr Exchanges and the Reincorporation.

HISTORY

The Company's predecessor corporation, Bayou Oil was incorporated under the laws of Minnesota in 1973. From 1973 through 1981 Bayou Oil was engaged in the design and production of protective athletic equipment and owned rights to a line of sportswear. These business lines were ultimately discontinued and in March 1981 Bayou Oil entered into the oil and gas exploration business by acquiring certain rights to oil and gas leases. These rights were not profitable and as a result thereof from 1981 through May 1986 Bayou Oil did not engage in any meaningful business activities or operations.

In May 1986, 5,771,482 shares or 85.1% of the common stock of Bayou Oil then outstanding were acquired by Kingsway Group Limited a corporation incorporated under the laws of New South Wales, Australia now known as Australia Wide Industries Limited ("Australia Wide") in exchange (the "Kingsway Exchange") for all of the issued and outstanding stock of its subsidiary Lake Macquarie Diaries Pty Ltd ("Lake") which was engaged in the acquisition and development of residential and commercial real estate in Australia. An additional 332,318 shares or 4.9% of the Bayou Oil common stock then outstanding were issued to Mr. George D. Fehr in exchange for the transfer to the Company of certain oil and gas and mineral leases and the rights to receive royalties from the leases (the "Fehr Exchange"). Due to the relationship between Australia Wide and Lake and subsequently the Company, the Kingsway Exchange was accounted for as a book value purchase.

On March 6 1987 Bayou Oil merged into the Company its wholly-owned Delaware subsidiary for the purpose of effecting its incorporation in the State of Delaware (the "Reincorporation"). Pursuant to the terms of the Reincorporation holders of Bayou Oil common stock received one share of Common Stock for each share of Bayou Oil held by them. The primary purpose of the Reincorporation was to allow Bayou Oil and its officers and Directors to avail themselves of the advantages of being incorporated under the Delaware General Corporation Law. In addition as a result of the Reincorporation Bayou Oil's name was changed to "Bayou International, Ltd." in order to more accurately reflect the changing nature of the Company's business and the par value of the Common Stock was increased from U.S. $.01 to U.S. $.15 per share in order to meet the listing requirements of Australian Stock Exchange Limited ("ASX"). The Reincorporation was approved by the stockholders of Bayou at Bayou Oil's Annual Meeting of Stockholders held on March 6 1987. The Company did not complete the listing on ASX due to a change in economic circumstances in Australia in October 1987.

In 1987 the Company acquired 54% of the issued and outstanding capital stock of Solmecs and in April 1988 the Company was a founding shareholder of Advanced Technology Engineering Limited ("Atel") which was formerly the parent company of Satec Ltd an Israeli Corporation ("Satec"). In December 1989 the Company purchased the remaining 8% of Atel not previously owned by it for an aggregate purchase price of A$150,000. The Company subsequently transferred all of Atel's assets directly to the Company (including Atel's investment in Satec) and assumed all of Atel's liabilities in connection therewith. Atel was subsequently liquidated and dissolved as the Company no longer required the corporate shell of Atel. Satec was organised to engage in the design, development, manufacture and marketing of proprietary high technology products and technologies.

In April 1989 Solmecs transferred all of its right, title and interest in the certain geothermal energy conversion technology to its wholly owned subsidiary Solmecs Corporation UK Ltd in exchange for all of the issued and outstanding shares of Solmecs Corporation UK Ltd. Solmecs Corporation UK Ltd then changed its name to TFC Power. The shares of TFC Power were subsequently distributed to the shareholders of Solmecs and as a result, TFC Power became a 54%-owned subsidiary of the Company.

The Company has previously held a 54% interest (via Solmecs) in Solmecs Flo-Ice Systems Ltd ("SFI") which is engaged in the design, development and marketing of its "Flo-Ice" ice generator which is an innovative method of producing very fine crystals of ice which are dispersed in water. Solmecs paid a dividend in June 1991 which was effected by distributing the shares it held in SFI to the shareholders of Solmecs which were distributed on a pro-rata basis to the shareholders of Solmecs. At the time the Company held 54% of Solmecs and as a result of the dividend 54% of the shares of SFI were transferred to the Company.

In October 1990 following a review of its operations the Company decided not to renew the leases over a number of its mineral, oil and gas properties. The Company is not currently engaged in any mineral, oil or gas exploration or development activities.

In March 1991 the assets and liabilities of Lake were transferred to Bayou and Lake was placed in members voluntary liquidation which was completed in March 1992 as Lake had ceased its business operations and the corporate entity of Lake was no longer required.

During the year ended June 30 1991 the Company decided to concentrate its effort on the Liquid Metal Magneto-Hydro-Dynamics ("LMMHD") technology (discussed below) and as a result Solmecs reduced its holding in SFI from 54% to 23% through the sale of a part of its holding and the issue of additional shares by SFI.

In July 1991 the Company transferred all of the ordinary shares of Satec owned by it and all of the inter-company loans owed by Satec to the Company to Isratech Ltd., a Delaware corporation ("Isratech"), in consideration for the assumption by Isratech of all of the Company's liabilities and obligations with respect to Satec. Isratech was a private Delaware corporation the officers, Directors and shareholders of which include members of the family of Mr Daniel Branover who was the President of Satec at the time of the transaction and formerly a Director of the Company.

In January 1992 the Company completed the acquisition of the remaining 46% of the issued and outstanding shares of Solmecs. Solmecs minority shareholders received shares in the Company in exchange for their Solmecs shares. The Company now holds all of the issued and outstanding shares of Solmecs.

In July 1992 the Company agreed to dilute its interest in TFC Power from 54% to 36% in consideration for services rendered by key executives and as an incentive for future services.

In December 1994 the Company entered into an agreement with TFC Power, SFI and Peter Kalms ("Kalms") whereby the Company transferred shares in TFC Power and SFI to Kalms in consideration for Kalms taking an assignment of debts of Solmecs to TFC Power and SFI and foregiving a debt due from Solmecs to Kalms. Kalms was the former Managing Director of Solmecs and was Managing Director of TFC Power and SFI. As a result, the Company and Solmecs now hold interests of 8.4% in TFC Power and 8.6% in SFI.

In late 1995 Solmecs incorporated a subsidiary Heatex Ltd ("Heatex") in Israel for the purpose of engaging in research, development and commercialisation of a domestic hot water tank control and display system. Further details on Heatex are contained within this section of the Report.

SOLMECS CORPORATION N.V.

Solmecs was established in 1980 to engage in the research, development and commercialization of products and technologies in the energy conversion field. Bayou owns all of the issued and outstanding shares of Solmecs, which fully owns Solmecs Israel Ltd ("Solmecs Israel").

LMMHD-ECT: A primary area of research and development for Solmecs involves the innovative technology known as LMMHD Energy Conversion Technology (ECT).

A report prepared by an independent engineering consulting firm in Israel has indicated that the installed capital cost of the ETGAR-7, Solmecs' mature LMMHD power plant once its development has been completed will only be 76% of that of a conventional steam turbo generator plant. In addition the estimated efficiency of the ETGAR-7 will be higher than that of the steam turbo-generator plant resulting in lower fuel costs and reduced pollution of the environment.

Scientific Background: The LMMHD-ECT differs from the conventional methods used to generate electricity. In conventional methods a copper coil installed in the rotating portion of a generator (the "rotor") is forced to turn in a perpendicular magnetic field created in the stationary portion of a general (the "stator"). The force to cause the rotation is typically provided by a fossil fuel burning turbine or reciprocating engine, although hydro power is also used.

In LMMHD-ECT the rotating copper coil in a magnetic field is replaced by forcing a conducting fluid (such as lead) through a magnetic field. The resulting MHD generator is a direct energy conversion device, as it converts the thermal energy of the working fluid directly to electricity rather than first converting the thermal energy to mechanical energy to cause the rotation of the "rotor" in the conventional electric generator.

The unique concept of LMMHD-ECT features no moving machinery for the energy conversion and as a result the complex, expensive and specialized turbine and generator are not needed. LMMHD is therefore expected to require relatively low maintenance and offer inherent high availability (on-time) and high reliability energy generation.

Additionally the "no heat exchange" or adiabatic expansion process typical of conventional turbo-machinery is inherently less cycle-efficient than the nearly isothermal, continuous heating expansion process typical of the LMMHD-ECT. This unique feature of LMMHD-ECT offers this nearly isothermal expansion process without the need for extra reheaters. This feature characterized as "infinite re-heater" can also be matched in some versions of LMMHD-ECT with a compressor that also performs the function of an 'infinite intercooler' again without the need for extra hardware.

Liquid metal, such as lead, has a low chemical reactivity with many materials and exhibits a low vapor pressure even at the upper temperature range of practical thermodynamic cycles. It is therefore practical, in certain industrial applications to bring this lead into direct contact with the heat source. Examples of these industrial applications include imperial smelting technology for Zinc production, the patented process used for heat treatment of steel wires and the conversion of organic furfural into furan. When the LMMHD-ECT is combined with these processes a highly efficient conversion of the otherwise "wasted" heat to DC electricity is achieved. This "free" electricity can then be used in the industrial process to offset the cost of purchased electricity.

Finally the inherent high heat capacity of the liquid metal of LMMHD energy conversion is orders of magnitude higher than the heat capacity of the working thermo dynamic fluids found in conventional power plants of comparable capacity. This makes the technology particularly attractive to many applications needing nearly constant temperature heat sink-heat source as well as applications requiring large heat storage capacity such as solar energy utilization.

OMACON: The particular form of LMMHD-ECT which Solmecs is engaged in developing is referred to as OMACON (which stands for Optimized Magnetohydrodynamic Conversion). The patented technology for the OMACON generator was originally developed by Professor Herman Branover an astrophysicist who is the head of Ben-Gurion University's center for MHD studies in Israel and a former Professor at the Academy of Science in Riga Lotvia. It is widely acknowledged in international engineering and scientific circles that due to the work done by Professor Branover and Solmecs, Israel is closer to practical application of LMMHD than either the U.S.A. or the former U.S.S.R.

Ben-Gurion University through its commercial arm Advanced Products (Beer-Sheva) Ltd. ("AP"), has assigned all of its right, title and interest in and to the patents and technology which underlie the OMACON generator to Solmecs in consideration of an initial payment of $100,000 and the payment of royalties during a period which is equal to the greater of the life of any patent or eight years from the commencement of commercial sales of the technology. In addition Solmecs agreed to assume certain obligations of AP to the Government of Israel to repay certain research grants which AP had received in connection with the development of the OMACON generator.

The Agreement also provided that Solmecs would conduct certain of its LMMHD research and development activities with respect of the initial stages of the program through the center of MHD studies at Ben-Gurion University.

Solmecs currently has a team of experienced researchers and engineers in the field of LMMHD technology under the supervision of Professor Branover. The team is headquartered at Solmecs' facilities which are rented from Ben-Gurion University.

The ETGAR Program: The presently ongoing LMMHD program of Solmecs commenced in 1981. It is carried out by the Center for MHD Studies of Ben-Gurion University in Beer-Sheva. The program concentrates on the development of OMACON systems and towards the commercialization of small-scale (1-10 MW with a possible further upscaling to 25 MW) power plants being able to utilize a variety of heat sources. This program is called the ETGAR Program.

In 1987 the program reached the beginning of its commercialization stage. Solmecs decided to proceed with the development and building of a commercial scale demonstration plant after it became evident that all of the previous theoretical, experimental and engineering work and especially the two-year long testing of the integrated pilot plant ETGAR-3 provided the necessary data base for such development.

All of the power generating systems which are planned to be built according to ETGAR program implement the OMACON concept with either a single-phase generator or a two-phase generator.

The Etgar commercialization program will be conducted in three stages. Firstly, ETGAR 5 the industrial scale co-generation demonstration plant will be built at an industrial site. Then Etgar 6, the first commercial full scale co-generation plant will incorporate the know-how obtained from ETGAR 5 and inputs from the supporting research and development program. This will be carried out in parallel with the ETGAR 5 design and construction. The ETGAR 7 Co-generation Plant will be designed as a generic concept applicable for utilization with different heat sources and for operation over a wide range of applications in the 1 - 20 MW size.

Solmecs has an agreement with the High Temperature Institute of the Academy of Sciences of the USSR ("the Institute") pursuant to which the Institute will manufacture certain of the components for the ETGAR-5 facility. The components will be manufactured by the Institute based on Solmecs' specifications without charge to Solmecs in return for preferential rights to act as a manufacturer for these products once they have reached the commercialization stage.

New Directions

Recently Solmecs initiated an additional development program for further advancement and refinement of its LMMHD technology as well as for increasing the range of its potential applications. The following leading new directions have been pursued.

a)       Additional advancement of the performance of ETGAR-type LMMHD ECT

         An ETGAR system with a "boiling mixer" has been invented and developed. A large scale prototype called "Ofra" has been designed and constructed at the MHD center of Ben-Gurion University in Israel. The prototype is now in the last stages of commissioning and first tests will commence by the end of 1996. Approximately US$1 million has been spent on this project and it was elaborated jointly with the International Lead and Zinc Research Organization ("ILZRO") in North Carolina USA. On the basis of the positive results of previous smaller scale experiments it is anticipated that introduction of a "boiling mixer" (i.e. injection of volatile thermodynamic fluid directly into the molten metal which causes boiling of the volatile fluid through direct contract heat exchange) will lead to a further substantial increase of the efficiency of an ETGAR system with simultaneous decrease in installation costs (due to elimination of a boiler which constitutes up to 40% of the capital investment in power stations).

b)       New applications for LMMHD ECT

         A number of new applications for ETGAR-type LMMHD ECT have been detected and explored. The following are just a few examples

           . Using ETGAR systems on off-shore oil pumping platforms. In this case the system will produce electricity utilizing heat and pressure of gases mixed with the oil stream arriving from very deep off-shore oil wells. This direction is explored with AMEC Process and Energy Limited (London) who are a very large British engineering company specializing in the off-shore oil industry.

           . Matching ETGAR-technology to a novel energy system developed by European Organisation for Nuclear Research CERN in Geneva (the world's largest elementary particle accelerator build jointly by the countries of the European Community). This system is using a flux of accelerated protons which hit a molten lead target and causes neutron emission directed on thorium rods. Ultimately the generated thermal energy is absorbed by the molten lead. It is suggested by Solmecs' team that the hot lead would be directed into an ETGAR type LMMHD electricity generating device.

         c)  Electromagnetic Processing of Materials

             The know-how in the field of Liquid Metals and of MHD phenomena allowed Solmecs to enter into a number of studies related to electromagnetic processing of materials. The preliminary data obtained to date indicate that the following results can be achieved

             . Substantial improvement of the quality of complicated castings . Creation of new alloys with "exotic" properties
             . Advancement of monocrystal growths technology (larger crystals with improved quality).

         d) The know-how in the field of energy and heat transfer allowed Solmecs through the subsidiary "Heatex" to enter into the development of a domestic hot water tank control and display system. The development stage is planned to be finished by October 1996 and the sales are expected to start by the end of 1996.

         e) In addition the good connections developed between Solmecs and institutions and companies in the former Soviet Union countries have permitted Solmecs to commence commercial activities in the following two areas:

         (i) The marketing in Israel of photovoltaic (PV) modules manufactured by the Russian firm "Musson".

         (ii) The supplying in Israel of services of Plasma-Chemical modifications (PMC) of elastomer products using Russian technology.

         There is a vast worldwide market for each of the abovementioned new technologies.

Status of Funding for LMMHD Project

In 1995, ILZRO and Solmecs (Israel) proposed to form a joint venture to further develop technology relating to LMMHD. Research work would be carried out both within the SOLMECS Laboratory at the Center for MHD Studies of Ben-Gurion University in Beer-Sheva, Israel and at a USA site where a scaled-up LMMHD facility would be constructed and used for research.

The demonstration plant would be built and scale-up technology further proven during a four-year grant period with a total budget of approximately US$6 million. Grant co-sponsors would include four sources: being the U.S. Department of Commerce, the Israel Ministry of Industry, SOLMECS, and a private group of investors including a subsidiary of ILZRO.

Towards the end of the four year grant period, the two private groups of investors will form a joint venture company to be called Pb-MHD to own and operate the demonstration facility as a fee-based service for clients along with private consulting services to these clients with substantial revenues to Pb-MHD. It is anticipated that the above activity of Pb-MHD will substantially enhance the amount of OMACON Power generating systems paying licences fees to Solmecs and ordering key components from Solmecs.

Unique to these proposals which are intended for application in the near future is the availability of matching funds from the US and Israeli governments which will reduce capital requirements by one half.

Bayou is currently seeking other public and private sources of funding to continue the development of its LMMHD technology, however, there can be no assurances that such funding will be available to Bayou.

HEATEX LTD.

Heatex was established in 1995 to engage in research, development and commercialization of a domestic hot water tank control and display system.

This new system provides the user with accurate information on the amount of hot water left for use in the domestic hot water tank. The system allows a user to remotely control the operation of the water heating system no matter whether it is fueled by electricity or solar power. The controller displays the necessary information such as the number of standard showers available in the tank and the user is able to fix the desired number of showers he wants to keep in the system at time intervals he chooses i.e. the device will help to avoid unnecessary waste of energy and will allow a comfortable use of the water heating system.

Following the research and development stage, an Israeli electronic firm (Aerobit Industries Ltd., - a wholly owned subsidiary of L S B Industries, Inc.
USA), was subcontracted for engineering and manufacturing the product. Heatex is now in advanced negotiations with different marketing companies in Israel which also include manufacturers of domestic hot water tanks.

The intention of Heatex is to receive royalties from the sales of the product and not to operate as a manufacturer. Part of the money will be invested in further improvements of the product and in marketing efforts which will be performed by Heatex.

First sales in Israel are anticipated by the end of 1996 whilst marketing efforts will begin also in other countries in the Mediterranean area like Greece, Spain and Portugal during 1997.

EMPLOYEES

As of July 1, 1996, the Company (through Solmecs) had 12 employees, 6 of whom are engaged on a full-time basis and 6 of whom are engaged on a part-time basis.

The services of the Company's Chief Executive Officer and Chief Financial Officer as well as clerical employees are provided to it on a part-time basis pursuant to a Service Agreement dated November 25, 1988 (the "Service Agreement") by and between the Company and AWI Administration Services Pty. Ltd. ("AWI Admin"). AWI Admin also provides office facilities, equipment, administrative and clerical services to the Company pursuant to the Service Agreement. This Agreement may be terminated by written notice from the parties thereto.

For a discussion of the additional terms of this agreements, see "Item 13 - Certain Relationships and Related Transactions" and "Item 11 - Executive Compensation."

COMPETITION

The Company believes that Solmecs is the only commercial company engaged in the development of LMMHD generator systems and that the LMMHD system is the leading future technology in the energy conversion field. However the Company believes that the competition in the worldwide market for energy conversion systems is intense and Solmecs may encounter substantial competition from other companies engaged in the development of competing energy conversion systems.

PATENTS AND PROPRIETARY RIGHTS

As of June 30, 1996 Solmecs has filed applications for patents in the United States, Israel and a number of other countries in connection with its development of the LMMHD. Solmecs has been granted patents for its MHD Applications (homogenous flow) in the United States, Israel, Italy, Great Britain, Germany, France, Sweden, Canada, Japan and Australia and for its Solar MHD in the United States.

Even if Solmecs are successful in obtaining all of their applications for patents there can be no assurance that the protection afforded by such patents would be as broad as the claim made in the applications or that the patents as granted would be found to be valid if the patents were contested in litigation. In the event Solmecs is unable to secure any patents with respect to the LMMHD Generator or in any foreign jurisdiction in which it is actually seeking to market the LMMHD Generator it would be at a severe competitive disadvantage and may not be able to market the LMMHD Generator in any jurisdictions where the patents would be unavailable to it.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or which any of its property is the subject that the Company considers material.

ITEM 2.  PROPERTIES

The Company occupies certain executive and administrative office facilities in Melbourne Victoria Australia which are provided to it pursuant to the Service Agreement with AWI Admin. See "Item 1 - Business - Employees" and "Item 13 - Certain Relationships and Related Transactions". The Company believes that its administrative space is adequate for its current needs.

The executive offices of Solmecs previously located at 97 Jaffa Road, Clal Center Suite 216 Jerusalem 94341 Israel were transferred to 7 Ben Zui Road, Beer-Sheva, Israel (nearby the Company's Laboratories) and are leased pursuant to a lease which expires in December 1996 at approximately US$200 per month.



ITEM 3.  NOT APPLICABLE

ITEM 4.  NOT APPLICABLE

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock is traded in the over-the-counter market. The trading for the Common Stock has been sporadic and the market for the Common Stock cannot be classified as an established public trading market.

The following table sets forth the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in U.S.$:

Calendar Period                            High Bid(1)  (2)                  Low Bid(l)  (2)
---------------                            ----------------                  ---------------
1 9 9 4

First Quarter . . . . . . . . . . . . . . . . . .   3/8 . . . . . . . . . . . . . .   1/8
Second Quarter  . . . . . . . . . . . . . . . . .   1/2 . . . . . . . . . . . . . .  5/16
Third Quarter . . . . . . . . . . . . . . . . . .   3/4 . . . . . . . . . . . . . .   1/2
Fourth Quarter    . . . . . . . . . . . . . . . .  9/16 . . . . . . . . . . . . . .   3/8

1 9 9 5

First Quarter   . . . . . . . . . . . . . . . . . 7/16  . . . . . . . . . . . . . .  3/8
Second Quarter  . . . . . . . . . . . . . . . . . 9/16  . . . . . . . . . . . . . .  3/8
Third Quarter . . . . . . . . . . . . . . . . . .  3/8  . . . . . . . . . . . . . . .3/8
Fourth Quarter  . . . . . . . . . . . . . . . . .  3/8  . . . . . . . . . . . . . .  3/8

1 9 9 6

First Quarter . . . . . . . . . . . . . . . . . .  1/2  . . . . . . . . . . . . . .  1/4
Second Quarter  . . . . . . . . . . . . . . . . .  5/8  . . . . . . . . . . . . . .  3/8
Third Quarter . . . . . . . . . . . . . . . . . .  5/8  . . . . . . . . . . . . . .  5/8

(1) The quotations set forth herein reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(2) These prices reflect market adjustments made in connection with the Company's one-for-five reverse stock split effective as of December 31, 1986.

On November 28, 1996 the closing bid for the Common Stock was 5/8.

SHAREHOLDERS

As of November 1, 1996 the Company had approximately 287 holders of record.

DIVIDEND POLICY

It is the present policy of the Board of Directors to retain earnings for use in the Company's business. The Company has not declared any cash dividends to the holders of its Common Stock and does not intend to declare such dividends in the foreseeable future.

TRANSFER AGENT, REGISTRAR AND ESCROW AGENT

The United States Transfer Agent and Registrar of the Company is Chase Mellon Bank.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for each of the years in the five-year period ended June 30 1996 and balance sheet data at June 30, 1992, 1993, 1994, 1995 and 1996 have been derived from the financial statements of the Company which financial statements have been examined by Rodee and Associates PC, independent accountants in respect of the years ended June 30, 1992, 1993 and 1994, and by David T Thomson PC, independent accountants in respect of the year ended June 30, 1995 and 1996. The selected financial data should be read in conjunction with the consolidated financial statements of the Company for each of the years in the three-year period ended June 30, 1996 and notes thereto which are included elsewhere in this Report and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     (ln thousands, except per share data)

                      Consolidated Statement of Operations



                                                                  Year End June 30
                                     1992           1993           1994           1995           1996          1996
                                       A$             A$             A$             A$             A$         Conv.
                                                                                                             Transl.
                                                                                                             -------
                                                                                                                 US$
Revenue                               286            305            114             82            124             98

Costs and expenses                  1,602          1,530          1,402          1,229          1,142            899
                                ---------      ---------      ---------      ---------      ---------      ---------

Loss from operations               (1,316)        (1,225)        (1,288)        (1,147)        (1,018)          (801)
                                ---------      ---------      ---------      ---------      ---------      ---------

Other income (loss)                (2,178)           247            686            220           (459)          (362)
                                ---------      ---------      ---------      ---------      ---------      ---------

Loss before income taxes
and amortisation of goodwill       (3,494)          (978)          (602)          (927)        (1,477)        (1,163)
                                ---------      ---------      ---------      ---------      ---------      ---------


Provision for
income taxes                            -              -              -              -              -              -
                                ---------      ---------      ---------      ---------      ---------      ---------

Loss before amortisation
of goodwill                        (3,494)          (978)          (602)          (927)        (1,477)         (1,163)


Amortization of goodwill             (456)          (533)          (533)          (532)          (533)          (419)
                                ---------      ---------      ---------      ---------      ---------      ---------


Net loss                           (3,950)        (1,511)        (1,135)        (1,459)        (2,010)        (1,582)
                                =========      =========      =========      =========      =========      =========

Net loss per share                  (0.20)          (.06)          (.03)          (.03)          (.04)          (.03)
                                =========      =========      =========      =========      =========      =========

Weighted average number
of shares outstanding              19,643         26,426         34,501         46,942         46,942         46,942
                                =========      =========      =========      =========      =========      =========

Total assets                        3,714          2,487          2,060          1,357            717            564
Total liabilities                   3,766          3,421            660          1,542          2,344          1,844
Stockholders' equity                  (54)          (934)          1,400          (185)        (1,627)        (1,280)
                                =========      =========      =========      =========      =========      =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOREIGN CURRENCY TRANSLATION

The majority of the Company's administrative operations are in Australia and as a result, its accounts are maintained in Australian dollars. The income and expenses of its foreign operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate. The following table shows the average rates of exchange of the Australian dollar as compared to the U.S. dollar during the periods indicated.

                                   Year Ended June 30,
                                   ------------------
                               1991 - A$1.00   = US$ 0.766

                               1992 - A$1.00   = US$ 0.748

                               1993 - A$1.00   = US$ 0.665

                               1994 - A$1.00   = US$ 0.724

                               1995 - A$1.00   = US$ 0.711

                               1996 - A$1.00   = US$ 0.787



RESULTS OF OPERATIONS
YEAR ENDED JUNE 30, 1996 VS YEAR ENDED JUNE 30, 1995

Revenues increased approximately 51% from A$82,000 for the year ended June 30, 1995 to A$124,000 (US$98,000) for the year ended June 30, 1996. The decrease is attributable to the reduced grant received by Solmecs in regards to its high technology research activities.

Cost and expenses decreased approximately 8% from $1,229,000 for the year ended June 30, 1995 to A$1,142,000 (US$899,000) for the year ended June 30, 1996.
The significant changes in cost and expenses were as follows

(i) Increase in the interest expense from A$67,000 for the year ended June 30, 1995 to A$185,000 (US$145,000) for the year ended June 30, 1996 as a result in the increase in the level of debt of the Company as the Company has been funded over the past year by loans.

(ii) Reduction in legal, accounting and professional expenses from A$141,000 for the year ended June 30, 1995 to A$95,000 (US$75,000) for the year ended June 30, 1996. During the year the Company moved its offices in Israel from Jerusalem to Beer-Sheva where the Ben-Gurion University is located and achieved a reduction in costs by utilising cheaper office space.

(iii) Reduction in salaries and wages from A$700,000 for the year ended June 30, 1995 to A$544,000 (US$428,000) for the year ended June 30, 1996.
         As discussed under point (ii) above the Company achieved savings as a result of the move of its administrative offices from Jerusalem to Beer-Sheva and at the same time were also able to reduce the number of administration staff working for Solmecs.

(iv) Decrease in research and development costs from A$129,000 for the year ended June 30, 1995 to A$94,000 (US$74,000) for the year ended June 30, 1996.

(v) Increase in travel and accommodation from A$21,000 for the year ended June 30, 1995 to A$57,000 (US$45,000) for the year ended June 30, 1996.

As a result of the foregoing, the Company incurred a loss from operations of A$1,018,000 (US$801,000) for the year ended June 30, 1996 compared to a loss of A$1,147,000 for the year ended June 30, 1995.

An unrealised gain of A$2,000 (US$1,000) was recorded on the Company's investments during the year compared to an unrealised loss on the same investments of A$14,000 in the year to June 30, 1995. This is a result of the Company's policy of valuing investments at market value.

In the prior year the Company recorded a gain of A$125,000 on the disposal of a significant portion of its investment in Solmecs Flow Ice Limited ("SFI") and TFC. During that period the Company entered into an agreement with the former managing director of Solmecs whereby Solmecs was released from liabilities to SFI, TFC and the former managing director of Solmecs and in exchange the Company agreed to transfer 16.7% in SFI and 24% in TFC to the former managing director of Solmecs. The Company made a decision to concentrate on the LMMHD Project which is the property of Solmecs but did not wish to invest any funds all the time of its executives on the activities on SFI and TFC. As a result the Company was prepared to dispose of the above mentioned interests in SFI and TFC. There is no such disposal in the year ended June 30, 1996.

The Company realised a foreign currency exchange loss of A$546,000 (US$430,000) for the year ended June 30, 1996 compared to a foreign currency exchange gain of A$109,000 for the year ended June 30, 1995. This was as a result of the movements in the exchange rate between the Australian dollar and the US dollar. The Company's loan accounts are denominated in US dollars.

A debt owed to a subsidiary company was repaid during the 12 months ended June 30, 1996. The subsidiary company had previously believed that it would not be able to collect this receivable and provided for the amount as a doubtful debt. As a result of the repayment, the subsidiary company recorded a gain of A$79,000 (US$62,000). There was no comparable amount in the year ended June 30, 1995.

As a result of the foregoing the Company recorded a loss before income tax and amortisation of goodwill of A$1,477,000 (US$1,163,000) for the year ended June 30, 1996 compared to a loss of A$927,000 for the year ended June 30, 1995.

The Company was not required to provide for income tax during the year ended June 30, 1996 or the year ended June 30, 1995. Amortisation of goodwill amounted to A$533,000 (US$419,000) for the year ended June 30, 1996 compared to A$532,000 for the year ended June 30, 1995.

As a result the Company recorded a net loss of A$2,010,000 (US$1,582,000) for the year ended June 30, 1996 compared to a net loss of A$1,459,000 for the year ended June 30, 1995.


RESULTS OF OPERATIONS
YEAR ENDED JUNE 30, 1995 VS YEAR ENDED JUNE 30, 1994

Revenues decreased approximately 28% from A$114,000 for the year ended June 30, 1994 to A$82,000 for the year ended June 30, 1995. The decrease is attributable to the reduced grants received by Solmecs in regard to its high technology.

Costs and expenses decreased approximately 12% from A$1,402,000 for the year ended June 30, 1994 to A$1,229,000 for the year ended June 30, 1995. The significant changes in costs and expenses were as follows

(i) reduction in the management fee from A$23,000 for the year ended June 30, 1994 to A$nil for the year ended June 30, 1995 as a result of the resignation of Solmecs' previous Managing Director whose services were provided by SFI.

(ii) reduction in interest expense from A$240,000 for the year ended June 30, 1994 to A$67,000 for the year ended June 30, 1995 as a result of the conversion of a large amount of debt of the Company to equity in June 1994.

(iii) reduction in legal, accounting and professional fees from A$164,000 for the year ended June 30, 1994 to A$141,000 for the year ended June 30, 1995 as a result of the ongoing reduction in costs associated with negotiation with John Hopkins University for the joint venture on LMMHD.

(iv) increase in salaries and wages from A$643,000 for the year ended June 30, 1994 to A$700,000 for the year ended June 30, 1995 as a result of further research on LMMHD as discussed in Item 1 - New Directions on page 6.

(v) reduction in administrative expenses from A$178,000 for the year ended June 30, 1994 to A$156,000 for the year ended June 30, 1995 due to a management decision to reduce costs.

As a result of the foregoing, the Company incurred a loss from operations of A$1,147,000 for the year ended June 30, 1995 compared to a loss of A$1,288,000 for the year ended June 30, 1994.

Gains were recorded on the disposition of assets of A$125,000, unrealised losses on investments of A$14,000 and a gain on foreign currency exchange of A$109,000. In the prior year gains were recorded on the disposition of assets of A$1,104,000 and bad debt recovery of A$1,392,000, losses on foreign currency exchange of A$197,000 and unrealised loss on investments of A$1,613,000.

As a result, losses before income tax and amortisation of goodwill amounted to A$927,000 for the year ended June 30, 1995 compared to a loss of A$602,000 for the year ended June 30, 1994.

Amortisation of goodwill amounted to A$532,000 for the year ended June 30, 1995 compared to A$533,000 respectively for the year ended June 30, 1994.

The net loss for the year ended June 30, 1995 amounted to A$1,459,000 compared to a loss of A$1,135,000 for the year ended June 30, 1994.

The Company was not required to pay any Australian income tax for the year ended June 30, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996 the Company had short term obligations of A$346,000 (US$272,000) consisting of accounts payable and accrued expenses.

The Company also has long term obligations of A$1,998,000 (US$1,572,000) at June 30, 1996 which are amounts owed to Chevas of which Mr J I Gutnick President of Bayou is a Director.

The Company anticipates it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to unable these loans to be repaid or other arrangements can be put in place for repayment of these debts. In addition the Company has historically relied on loans and advances from affiliates to meet insignificant portions of the Company's cash flow requirements which based on discussions with the affiliates the Company believes will continue to be available during fiscal 1997 and 1998.

The Company will still be required to supply subtantial funding to Solmecs in order to complete the development of the next stage of the LMMHD Project. Bayou is currently seeking public and private sources of funding to continue the development of the LMMHD project, however, there can be no assureance that the funds will be obtained.

Other than the arrangements noted above the Company has not confirmed any other arrangements for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings and/or increased revenues for operations in order to meet its cash flow requirements during the forthcoming year.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbour" provisions of the Act for any such forward-looking statements, the Company wishes to caution-investors and prospective investors about significant factors, which among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-K contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including the strength of domestic and foreign economies, slower than anticipated, completion of research and development projects and movements in foreign exchange rates.

INFLATION

To date the Company believes that inflation has not had a material adverse impact on its operations in Australia. In the United States the Company's activities to date have been principally related to the exploration preliminary testing of certain mineral claims and although the Company has not operated in the United States during a period of significant inflation management believes that inflation would not have a material adverse effect on such operations in this country.

SEASONALITY

Management believes that its operations are not subject to seasonal fluctuation.


IMPACT OF AUSTRALIAN TAX LAW

Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income which includes capital gains less allowable deductions at the rate of 36%. Foreign tax credits are allowed where tax has been paid on foreign source income provided the tax credit does not exceed 36% of foreign source income.

Under the U.S./Australia tax treaty a U.S. resident corporation such as the Company is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a "permanent establishment" in Australia. A "permanent establishment" is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although the Company considers that it does not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition the Company may receive interest or dividends from time to time.

IMPACT OF AUSTRALIAN GOVERNMENTAL, ECONOMIC, MONETARY OR FISCAL POLITICS

Although Australian taxpayers are subject to substantial regulation the Company believes that its operations are not materially impacted by such regulations nor is it subject to any broader regulations or governmental policies than most taxpayers.



ITEM 8.    NOT APPLICABLE


ITEM 9.    NOT APPLICABLE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name                       Age                      Position(s) Held
----                       ---                      ----------------
Joseph I. Gutnick          44                       Chairman of the Board,
                                                    President, Chief
                                                    Executive Officer and
                                                    Director

Henry Herzog               55                       Vice President
                                                    and Director

Joseph Hayden Barry        55                       Vice President and
                                                    Director

Eduard Eshuys              51                       Vice President and
                                                    Director

David Tyrwhitt             58                       Director

Peter Lee                  39                       Director,
                                                    Assistant Secretary,
                                                    Chief Financial Officer
                                                    and Chief Accounting
                                                    Officer.


JOSEPH I. GUTNICK. Mr. Gutnick has been the Chairman of the Board, President and Chief Executive Officer of the Company since March 1988. Mr. Gutnick has been a Director of numerous public companies in Australia since 1980 specialising in the mining sector including Great Central Mines N.L. ("Great Central") (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur Mining & Exploration Limited ("Centaur") and Johnson's Well Mining N.L. ("Johnson's Well") (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market). Prior to May 1986, Mr. Gutnick was also a director of Max New Australia Pty. Ltd. an Australian corporation involved in the textile business.

HENRY HERZOG. Mr. Herzog served as the President and Chief Executive Officer of the Company from May 1986 to March 1988. In March 1988 Mr. Herzog became a
Vice President of the Company and Mr. Gutnick became President and Chief Executive Officer of the Company. Mr. Herzog has served as a Director of the Company since May 1986. Mr. Herzog was a Director of Australia Wide from 1982 to June 1988 and was a Director of numerous subsidiaries of Australia Wide from 1983 to June 1988 and since 1991 has been involved in hotel management, consulting and investment.

JOSEPH HAYDEN BARRY. Mr. Barry was appointed a Director of the Company in January 1992. Mr. Barry is a Fellow of the Chartered Institute of Company Secretaries in Australia Ltd, a Fellow of the Institute of Company Directors in Australia and an associate of the Chartered Institute of Management Accountants in Australia. He holds a degree in Financial Control from the University of Lancaster (UK) and is a Certified Practising Accountant. He has over 25 years business experience. Mr. Barry is a Director and Company Secretary of several publicly listed companies in Australia including Great Central (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur and Johnson's Well (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).

EDUARD ESHUYS. Mr. Eshuys has been a Director of the Company since June 1991. Mr. Eshuys is a Fellow of the Australian Institute of Mining and Metallurgy and a Fellow of the Institute of Company Directors in Australia. He is a Geologist holding a Bachelor of Science degree from the University of Tasmania. He has 20 years experience in mineral exploration and management, development and operation of gold mines in Australia. Mr. Eshuys is a Director of several publicly listed companies in Australia in the mining industry including Great Central (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur and Johnson's Well (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).

DAVID STUART TYRWHITT. Mr. Tyrwhitt was appointed a Director of the Company on November 15, 1996. He is a Geologist holding a Bachelor of Science and he has 38 years experience in mineral exploration and management development and operation of gold mines in Australia. Mr. Tyrwhitt is a Director of several publicly listed companies in Australia in the mining industry including Great Central (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur and Johnson's Well (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).

PETER LEE. Mr. Lee has been Chief Financial Officer and Chief Accounting Officer since August 1989 and was appointed as a Director on February 9, 1996. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia and the Chartered Institute of Company Secretaries in Australia Ltd and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 16 years commercial experience and is currently Assistant Company Secretary of several publicly listed companies in Australia including Great Central (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur and Johnson's Well (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).


KEY PERSONNEL

The following person although not an executive officer of the Company makes a significant contribution to the business of Solmecs.

Dr. Ian Smith is a member of the Scientific Advisory Panel of Solmecs and is a Reader at the City University London and specialist in binary thermodynamic cycles. Dr. Smith was the originator of the TFC technology.

HERMAN BRANOVER. Professor Branover is the Chief Scientist of Solmecs. Professor Branover graduated from Leningrad Polytechnical Institute in 1953 and earned a PhD and DSc in MHD from the Moscow Aviation Institute in 1962. In 1971 he earned the title of Full Professor from the Ministry of Higher Education of the former U.S.S.R. and held various teaching and research positions within the former U.S.S.R. in the field of MHD, fluid flow, turbulence and energy conversion.

In 1972 he left the former U.S.S.R. and accepted a full professorship in the Department of Mechanical Engineering of the Ben-Gurion University of the Negev, Israel, and a part-time professorship in the Department of Fluid, Mechanics and Heat Transfer in the Tel Aviv University. In 1978 Professor Branover was appointed as the Lady Davis Professor of Magnetohydrodynamics at the Ben-Gurion University. He initiated the construction of the Liquid Metal MHD Laboratories at the Ben-Gurion University and has been the head of these laboratories since 1982.

In 1979 Professor Branover was invited to work as visiting scientist at the Argaune National Laboratory in Chicago and since 1987 he has been an Adjunct Professor of Applied Sciences Department at the New York University. Professor Branover is a Delegate of the State of Israel to the UNESCO Liaison Group of Magnetohydrodynamics.

Professor Branover has 14 patents registered to his name in the U.S.S.R., U.S.A. and Israel, has authored 17 books, and to date, he has authored or co-authored more than 200 scientific journal publications.

ITEM 11.   EXECUTIVE COMPENSATION

No officer individually and no group of officers and Directors received any compensation for their services on behalf of or rendered to the Company for the fiscal year ended June 30,1996.

In accordance with the Service Agreement the Company paid AWI Admin A$40,681 for the fiscal year ended June 30, l996 for services rendered and facilities provided by AWI Admin to the Company including providing the services of the Company's chief executive officer and chief financial officer.

For additional information about the Service Agreement and the Consulting Agreement see "Item l - Business-Employees" and "Item 13 - Certain Relationships and Related Transactions".

The Board of Directors has established a policy that the Company will not guarantee loans to or accept notes from officers, Directors, or employees of the Company or any members of their families unless such loans or notes are approved by a majority of the disinterested non-employee Directors of the Company who shall determine that such loans may reasonably be expected to benefit the Company.

COMPENSATION PURSUANT TO PLANS

The Company does not have any pension or profit sharing plans and no contributions were made to any employee benefit or health plan during the year ended June 30, l996.

COMPENSATION OF DIRECTORS

It is the policy of the Company to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings. In the year ended June 30, 1996 one of the non-executive Directors was paid $29,342 for services as a Director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth to the best of the Company's knowledge the number of shares beneficially owned as of November 1, l996, by (i) each of the current Executive Officers and Directors of the Company; (ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Exchange Act) who beneficially owns more than 5% of the Common Stock, and (iii) all current Directors and officers of the Company as a group.


Name and Address                    Number of Shares Owned                Percent of Shares (1)
----------------                    ----------------------                ---------------------
Centaur                                    5,076,000                                 10.8%

Mamash Ltd                                 5,426,388                                 11.6%

A.W.I. Administration
Services Pty. Ltd.                         4,589,795                                  9.8%

Edensor Nominees
Proprietary Limited                       20,046,207                                 42.7%

Henry Herzog                                       -      (3)                          *

Joseph I. Gutnick                         21,079,207     (2)(3)                      44.9%
                                                         (4)(5)(6)
Stera M. Gutnick                          20,566,207     (4)(6)                      43.9%

Eduard Eshuys                                    100     (2)                           *

Hayden Barry                                       -     (2)

Peter Lee                                          -     (2)

David  Tyrwhitt                                    -     (2)

All officers and
directors as a group
(7 persons)                               21,079,307                                 44.9%


*Represents less than 1% of the outstanding Common Stock.

(1)      Based upon 46,941,789 shares outstanding.

(2) Does not include (i) 941,651 shares of Common Stock beneficially owned by Australia Wide or (ii) 5,076,000 shares of Common Stock beneficially owned by Centaur or (iii) 178,985 shares of Common Stock beneficially owned by Mt. Kersey Mining N.L. or (iv) 541,585 shares of Common Stock beneficially owned by Australian Gold Resources Limited or (v) 38,376 shares of Common Stock beneficially owned by Quantum Resources Limited, and (vi) 4,589,795 shares of Common Stock owned by AWI Admin of which companies Messrs. Gutnick, Tyrwhitt, Eshuys, Barry and Lee are officers and/or Directors as they disclaim beneficial ownership to those shares.

(3) Does not include 50,000 shares of Common Stock beneficially owned by Solmecs as Messrs. Gutnick, Herzog, Althaus and Barry (who are officers and/or Directors of Solmecs) disclaim beneficial ownership to those shares.

(4) Includes 20,046,207 shares of Common Stock owned by Edensor Nominees Proprietary Limited and 520,000 shares of Common Stock owned by Pearlway Investments Pty. Ltd. of which Joseph I. Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(5)      Joseph I. Gutnick is the beneficial owner of 513,000 shares.

(6)      Joseph I. Gutnick and Stera M. Gutnick are husband and wife.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with the Service Agreement AWI Admin provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer and clerical employees as well as office facilities, equipment, administrative and clerical services. As compensation therefor, the Company pays AWI Admin for the actual cost of such facilities and services plus a maximum service fee of 15%. The Company paid AWI Admin A$40,681 in respect of the Service Agreement for fiscal 1996. The Service Agreement may be terminated by written notice from either party.

At the Company's request effective December 7, 1993, Edensor Nominees Proprietary Limited ("Edensor") converted a A$1 million in loans to the Company into 5 million shares of Common Stock at a conversion rate of $A 0.20 per share. Mr. Joseph Gutnick, the Chairman of the Board, President and Chief Executive Officer of the Company and members of Mr. Gutnick's family are officers, Directors and principal stockholders of Edensor.

Transactions with Management. The Company has a policy that it will not enter into any transaction with an officer, Director or affiliate of the Company or any member of their families unless the transaction is approved by a majority of the disinterested Directors of the Company and the disinterested majority determines that the terms of the transaction are no less favourable to the Company than the terms available from non-affiliated third parties or are otherwise deemed to be fair to the Company at the time authorized.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) and (2) Financial Statements and Schedules

         The Financial Statements and schedules listed on the Index to Financial Statements at page F-l of this Annual Report on Form 10-K are filed as a part of this Annual Report.

         The Financial Data schedule as required by Item 601(c) of Regulation SK is filed as part of this Annual Report.

(a) (3) Exhibits

         The Exhibits to this Annual Report on Form 10-K are listed in the
         Exhibit Index at page 33 of this Annual Report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 BAYOU INTERNATIONAL, LTD.

                                                 (Registrant)


                                                 By: /s/ JOSEPH GUTNICK
                                                    ----------------------
                                                    Joseph Gutnick
                                                    President





Dated: December 17, 1996

                           [FORM 10-K SIGNATURE PAGE]

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.



Signature                    Title                            Date
---------                    -----                            ----

                             Chairman of the Board,
                             President and Chief
                             Executive Officer
 /s/ JOSEPH GUTNICK          (Principal Executive
-----------------------      Officer) and Director            December 17, 1996
Joseph Gutnick

                             Director, Assistant Secretary,
                             Chief Financial Officer and
 /s/ PETER LEE               Principal Financial
-----------------------      and Accounting Officer           December 17, 1996
Peter Lee



 /s/ HENRY HERZOG            Vice President                   December 17, 1996
-----------------------      and Director
Henry Herzog


  /s/ DAVID TYRWHITT         Vice President and               December 17, 1996
-----------------------      Director
David Tyrwhitt


 /s/ HAYDEN BARRY            Vice President and               December 17,1996
-----------------------      Director
Hayden Barry



 /s/ EDUARD ESHUYS           Vice President and               December 17, 1996
-----------------------      Director
Eduard Eshuys

                                 EXHIBIT INDEX


                                                                                                 Page No.
Incorporated by               Exhibit                                                           Sequential
Reference to                  No.            Exhibits                                           No. System
--------------                ---            --------                                           ----------
(1) Exhibit 3.1               3.1            Certificate of Incorporation of
                                             the Registrant.
(1) Exhibit 3.2               3.2            By-laws of the Registrant.


(2) Exhibit 10.5             10.4            Service Agreement dated November 25,
                                             1988, by and between the Registrant
                                             and AWI Administration Services Pty. Ltd.
                              *21            List of Subsidiaries
                              *99            Reports of other Accountants upon whom
                                             the Principal Accountant is relying.
---------------

*Filed herewith.

(1)   Registrant's Registration Statement on Form S-l (File No. 33-14784).

(2) Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1989.

                                   EXHIBIT 21


                              List of Subsidiaries


1.       Solmecs Corporation N.V., a Netherlands Antilles Corporation
         (100% - owned).

2. Solmecs (Israel) Ltd., an Israeli Corporation (100% - owned through Solmecs Corporation N.V.).

3.       Heatex Ltd, an Israeli Corporation (100% - owned through Solmecs
         (Israel) Ltd.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                       Consolidated Financial Statements

                             June 30, 1996 and 1995

                      (with Independent Auditor's Report)

                                C O N T E N T S

                                                                Page


Report of Independent Auditor . . . . . . . . . . . . . . . . .  1


Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .  2


Consolidated Statements of Operations . . . . . . . . . . . . .  3


Consolidated Statements of Stockholders' Equity . . . . . . . .  4


Consolidated Statements of Cash Flows . . . . . . . . . . . . .  5


Notes to Consolidated Financial Statements  . . . . . . . . . 6-12

DAVID T.
   THOMSON P.C.                                     CERTIFIED PUBLIC ACCOUNTANT


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
  and Stockholders of
Bayou International, Ltd.

         I have audited the accompanying consolidated balance sheets of Bayou International, Ltd. (a Delaware corporation) and Subsidiary at June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The consolidated financial statements of Bayou International, Ltd. and Subsidiary for the year ended June 30, 1994 were audited by other auditors whose report dated August 24, 1994 expressed an unqualified opinion on those consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits. I did not audit the financial statements of Solmecs Corporation, N.V., a subsidiary of Bayou International, Ltd., which statements reflect total assets of A$ 180,997, A$ 286,065 and A$456,786 as of June 30, 1996, 1995 and 1994, respectively, and total revenues of A$ 124,413, A$ 82,175 and A$ 113,755, respectively, for the years then ended. Those statements were audited by other auditors whose reports have been furnished to me, and my opinion, insofar as it relates to the amounts included for Solmecs Corporation, N.V., is based solely on the reports of the other auditors.

         I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits and the reports of other auditors provide a reasonable basis for my opinion.

         In my opinion, based on my audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bayou International, Ltd. and Subsidiary at June 30, 1996 and 1995 and the results of its operations and its cash flows for each of three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiary will continue as going concerns. As discussed in Note (8) to the consolidated financial statements, the Company and its subsidiary have suffered recurring losses from operations, have no net working capital and have stockholders' deficits. These factors raise substantial doubt as to the consolidated entities, ability to continue as going concerns. Management's plans in regard to these matters are discussed in Note
(8). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
November 7, 1996









    180 South 300 West, Suite 329, Salt Lake City, Utah 84101 (801) 328-3900

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                          Consolidated Balance Sheets
                             June 30, 1996 and 1995
                                (000's omitted)

                                                               ASSETS
                                                                                                       Convenience
                                                                                                       Translation
                                                                           Australian Dollars             to $ US
                                                                           ------------------          -----------
                                                                      1995               1996                 1996
                                                                      ----               ----                 ----
Current Assets:
   Cash                                                          $     71            $     73             $     57
   Accounts Receivable, net                                            86                  53                   42
   Investments                                                         51                   3                    2
                                                                ---------           ---------            ---------

            Total Current Assets                                      208                 129                  101
                                                                ---------           ---------            ---------

Other Assets:
   Property and Equipment, net                                         83                  55                   43
   Goodwill, net                                                    1,066                 533                  420
                                                                ---------           ---------            ---------

            Total Other Assets                                      1,149                 588                  463
                                                                ---------           ---------            ---------

            Total Assets                                         $  1,357            $    717             $    564
                                                                =========           =========            =========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank Overdraft                                                $     73            $      -             $      -
   Accounts Payable and
       Accrued Expenses                                               681                 346                  272
                                                                ---------           ---------            ---------

            Total Current
              Liabilities                                             754                 346                  272

Long-Term Debt                                                        788               1,998                1,572
                                                                ---------           ---------            ---------

            Total Liabilities                                       1,542               2,344                1,844


Stockholders' Equity (Deficit):
   Common Stock:  $0.20 par value
       50,000,000 shares authorized,
       46,941,789 shares issued
       and outstanding                                              9,388               9,388                7,388
   Additional Paid-in-Capital                                      11,592              11,592                9,122
   Retained Deficits                                              (21,165)            (22,607)             (17,790)
                                                                ---------           ---------            ---------

            Total Stockholders'
              Deficit                                                (185)             (1,627)              (1,280)
                                                                ---------           ---------            ---------

            Total Liabilities and
              Stockholders' Equity                               $  1,357            $    717             $    564
                                                                =========           =========            =========







             The accompanying notes are an integral part of these
                        consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                     Consolidated Statements of Operations
                For the years ended June 30, 1996, 1995 and 1994
                                (000's omitted)


                                                                                                                    Convenience
                                                                                                                    Translation
                                                                      Australian Dollars                                to $ US
                                                               -------------------------                             ----------

                                                           1994                 1995                 1996               1996
                                                        ----------            ----------         ----------          ----------
Revenues
  Other Income                                            $    114              $     82           $    124            $     98
                                                        ----------            ----------         ----------          ----------

                                                               114                    82                124                  98
                                                        ----------            ----------         ----------          ----------
Cost and Expenses
  Management Fee                                                23                     -                  -                   -
  Interest Expense                                             240                    67                185                 145
  Legal, Accounting & Professional                             164                   141                 95                  75
  Depreciation & Amortization                                   15                    15                 14                  11
  Salaries & Wages                                             643                   700                544                 428
  Administrative                                               178                   156                153                 121
  Research and Development                                     125                   129                 94                  74
  Travel and Accommodation                                      14                    21                 57                  45
                                                        ----------            ----------         ----------          ----------

                                                             1,402                 1,229              1,142                 899
                                                        ----------            ----------         ----------          ----------

Loss from Operations                                        (1,288)               (1,147)            (1,018)               (801)

  Unrealized Gain (Loss)
     on Investments                                         (1,613)                  (14)                 2                   1
  Gain (Loss) on Disposition
    of Assets                                                1,104                   125                  6                   5
  Foreign Currency Exchange                                   (197)                  109               (546)               (430)
  Bad Debt (Expense) Recovery                                1,392                     -                 79                  62
                                                        ----------            ----------         ----------          ----------

                                                               686                   220               (459)               (362)
                                                        ----------            ----------         ----------          ----------
Loss before Income Tax and
  Amortization of Goodwill                                    (602)                 (927)          (1,477)               (1,163)

Provision for Income Tax                                         -                     -                  -                   -
                                                        ----------            ----------         ----------          ----------

Loss before Amortization of
  Goodwill                                                    (602)                 (927)            (1,477)             (1,163)

  Amortization of Goodwill                                    (533)                 (532)              (533)               (419)
                                                        ----------            ----------         ----------          ----------


Net Loss                                                  $ (1,135)             $ (1,459)          $ (2,010)           $ (1,582)
                                                        ==========            ==========         ==========          ==========

Earnings (Loss) Per Common
  Equivalent Share                                        $   (.03)             $   (.03)          $   (.04)           $   (.03)
                                                        ==========            ==========         ==========          ==========

Weighted Number of Common
  Equivalent Shares
  Outstanding                                               34,501               46,942              46,942              46,942
                                                        ==========            ==========         ==========          ==========






             The accompanying notes are an integral part of these
                        consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                             June 30, 1996 and 1995
                            (in Australian Dollars)
                                (000's omitted)



                                                                        Additional
                                                                      Common Stock          Retained
                                                                 -----------------          Paid-In-            Earnings
                                                         Shares            Amount            Capital            (Deficit)
                                                        -------           --------          --------            --------
Balance June 30, 1993                                    31,412           $  6,282          $ 11,582           $ (18,798)

  Conversion of Affiliate
     borrowing to Equity at par,
     9,589,795 shares at $.20                             9,590              1,918                 -                   -

  Conversion of Long Term
     borrowing to Equity,
     5,940,016 shares at
     approximately $.20                                   5,940              1,188                10                   -

  Net Loss, restated                                          -                  -                 -              (1,135)

  Foreign Currency Translation                                -                  -                 -                 353
                                                        -------           --------          --------            --------

Balance June 30, 1994                                    46,942              9,388            11,592             (19,580)


  Net Loss                                                    -                  -                 -              (1,459)

  Foreign Currency Translation                                -                  -                 -                (126)
                                                        -------           --------          --------            --------

Balance June 30, 1995                                    46,942              9,388            11,592             (21,165)


  Net Loss                                                    -                  -                 -              (2,010)

  Foreign Currency Translation                                -                  -                 -                 568
                                                        -------           --------          --------            --------

Balance June 30, 1996                                    46,942           $  9,388          $ 11,592            $(22,607)
                                                        =======           ========          ========            ========




             The accompanying notes are an integral part of these
                        consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                For the Years Ended June 30, 1996, 1995 and 1994
                                (000's omitted)

                                                                               Convenience Translation
                                                                Australian Dollars            to $ US
                                                             -------------------------        --------
                                                               1994              1995             1996                  1996
                                                            ----------       ----------        ----------            ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $ (1,135)        $ (1,459)         $ (2,010)             $ (1,582)
  Adjustments
     Foreign Currency Translation                                  353             (126)              568                   447
     Depreciation & Amortization                                   548              547               547                   430
            (Gain) Loss on Disp of Assets                        (1,104)              (9)               (6)                   (5)
     Unrealized Gain (Loss)
         on Investments                                          1,613                -                (2)                   (1)
     Recovery (Provision) for
         Bad Debt                                               (1,392)               -                79                    62
     Net Change In:
            Accounts Receivable                                     22               60                33                    26
            A/P & Accrued Expenses                                (774)              62              (335)                 (263)
                                                            ----------       ----------        ----------            ----------

     Net Cash Provided by (Used in)
         Operating Activities                                   (1,869)            (925)           (1,126)                 (886)
                                                            ----------       ----------        ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital Expenditures                                             (20)             (22)               (7)                   (6)
  Net Proceeds from Investments                                  1,149              (35)               (2)                   (1)
                                                            ----------       ----------        ----------            ----------

     Net Cash Provided by (Used in)
         Investing Activities                                    1,129              (57)               (9)                   (7)
                                                            ----------       ----------        ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Reduction of Long Term Debt                                     (228)               -                 -                     -
  Net Borrowing under Credit
     Line Arrangements                                            (261)              32               (73)                  (57)
  Net Borrowing From Affiliates                                   (220)             788             1,210                   952
  New Borrowing                                                  1,615                -                 -                     -
                                                            ----------       ----------        ----------            ----------

  Net Cash Provided by (Used in)
     Financing Activities                                          906              820             1,137                   895
                                                            ----------       ----------        ----------            ----------

Net Increase (Decrease) in Cash                                    166             (162)                2                     2

Cash at Beginning of Year                                           67              233                71                    55
                                                            ----------       ----------        ----------            ----------

Cash at End of Year                                           $    233         $     71          $     73              $     57
                                                            ==========       ==========        ==========            ==========

Supplemental Disclosures:
  Common Stock Issued in Lieu of
     Debt Repayment                                           $  3,106         $      -          $      -              $      -
  Interest Paid (Net Capitalized)                                     -                -                15                    12
  Income Taxes Paid                                                  -                -                 -                     -





             The accompanying notes are an integral part of these
                        consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1995

(1)  ORGANIZATION

                 Bayou International, Ltd. (Bayou) is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 42.7% of Bayou as of June 30, 1996.

                 Bayou's subsidiary is Solmecs Corporation N.V. (Solmecs), which it acquired controlling interest of on September 3, 1987 and complete ownership of on January 2, 1992.

                 Bayou is primarily engaged in the research and development of high efficiency, low pollution or pollution-free products and technologies in the energy conversion and conservation fields through its 100%-owned subsidiary, Solmecs. All revenue is from contracted services provided by Solmecs. Almost all of Bayou's operating expenses are for general and administrative and research and development cost.

(2)  ACCOUNTING POLICIES

                 The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

         (a)  Consolidation

                 The consolidated financial statements include the accounts of Bayou and the 100% interest it holds in Solmecs Corporation N.V.

                 All significant intercompany transactions and balances have been eliminated in consolidation.

         (b)  Revenue Recognition

                 Research grants and contracts are recognized at the time granted and commercial sales through Bayou's subsidiary are recognized on an accrual basis.

         (c)  Foreign Currency Translation

                 The majority of Bayou's administrative operations are in Australia and as a result its accounts are maintained in Australian dollars. The income and expenses of its foreign operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1995


(2)  ACCOUNTING POLICIES (CONTINUED)

         (d)  Financial Instruments

                 The following methods and assumptions were used by Bayou to estimate the fair values of financial instruments as disclosed herein:

                 Cash and Equivalents - The carrying amount approximates fair value because of the short period to maturity of the instruments.

                 Investment Securities - For both trading securities and available-for-sale securities, the carrying amounts approximate fair value, which is based on quoted market prices.

                 Long-term Debt - The fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to Bayou having the same or similar remaining maturities and collateral requirements.

         (e)  Investment Securities

                 Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. The classification of these securities and the related accounting policies are as follows:

                 Trading securities are held for resale in anticipation of short-term fluctuations in market prices. Trading securities, consisting primarily of actively traded marketable equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income.

                 Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

                 Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income. Realized gains and losses are determined on the actual cost of the securities sold.

         (f)  Cash and Cash Equivalents

                 Bayou considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. For the periods presented there were no cash equivalents. There were no non-cash investing or financing activities.

         (g)  Property and Equipment

                 Property and equipment is stated at the lower of historical cost or market, or in the case of acquisitions from related parties, at the lower of historical cost to the related party or market. Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1995

(2)  ACCOUNTING POLICIES (CONTINUED)

         (h)  Income Tax

                 Income taxes are provided on financial statement income. For the periods presented there was no taxable income. There are no deferred income taxes resulting from timing differences in reporting certain income and expense items for income tax and financial accounting purposes. Bayou, at this time, knows of no net operating losses which are expected to be realized.

         (i)  Earnings (Loss) per Share

                 Primary (loss) per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the period.

         (j)  Goodwill

                 Goodwill, principally from the acquisition of Solmecs in 1987 and 1992, represents the excess of cost over fair value of net assets acquired and is being amortized over ten years using the straight-line method.

         (k)  Convenience Translation to US$

                 The consolidated financial statements at June 30, 1996 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 1996
                 (AUS $1.00 = US $.7870). The translation was made solely for the convenience of readers in the United States.

         (l)  Use of Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1995


(3)  ACCOUNTS RECEIVABLE

         Accounts Receivable at June 30, 1995 and 1996 includes:

                                                                                      (in Australian Dollars)
                                                                                          (000's omitted)
                                                                                        -----------------
                                                                                  June 30            June 30
                                                                                    1995              1996
                                                                                ----------          ----------
            Miscellaneous Receivables                                              $   170             $    53
              Less Allowance for Doubtful Account                                       84                   -
                                                                                ----------          ----------
                      Net                                                          $    86             $    53
                                                                                ==========          ==========

(4)  INVESTMENT SECURITIES

         The following is a summary of Investment Securiies, 1995 and 1996:

                                                                                      (in Australian Dollars)
                                                                                             (000's omitted)
                                                                                            -----------------
                                                                                    June 30           June 30
                                                                                      1995             1996
                                                                                ----------          ----------
            Trading Securities:
              Marketable Equity Securities,
                at cost                                                            $    51             $     1
              Gross Unrealized Gains                                                     -                   2
              Gross Unrealized Losses                                                    -                   -
                                                                                ----------          ----------

              Marketable Equity Securities,
                at fair value                                                      $    51             $     3
                                                                                ==========          ==========

(5)  PROPERTY

         Property at June 30, 1995 and 1996 includes:

                                                                                      (in Australian Dollars)
                                                                                      -----------------------
                                                                                              (000's omitted)
                                                                                      -----------------------
                                                                                     June 30          June 30
                                                                                       1995             1996
                                                                                   ---------        ---------
            Office Furniture & Equipment                                             $   223          $   170
            Motor Vehicles                                                                90               38
                                                                                   ---------        ---------
                                                                                         313              208
            Less Accumulated Depreciation                                              (230)            (153)
                                                                                   ---------        ---------

                                                                                     $    83          $    55
                                                                                   =========        =========

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1995

(6)  SHORT-TERM AND LONG-TERM DEBT

         The following is a summary of Bayou's borrowing arrangements as of June 30, 1995 and 1996.


                                                                                       (in Australian Dollars)
                                                                                      -----------------------
                                                                                               (000's omitted)
                                                                                          -------------------
                                                                                    June 30          June 30
         Long-Term                                                                    1995             1996
         ---------                                                                  -------          -------
         Loan from corporations affiliated with the
         President of Bayou.  Interest accrues
         at the ANZ Banking Group Limited rate + 1%
         for overdrafts over $100,000. Repayment
         of loan not required before
         June 30, 1997                                                               $   788          $ 1,998
                                                                                     -------          -------

         Total Long-Term                                                                 788            1,998
                                                                                     -------          -------

         Short-Term
         ----------

         Overdraft arrangement with balance
         accruing interest                                                                73                -
         Notes Payable - Affiliates                                                        -                -
                                                                                     -------          -------

            Total Short-Term                                                              73                -
                                                                                     -------          -------

              Total                                                                  $   861          $ 1,998
                                                                                     =======          =======

(7)  AFFILIATE TRANSACTIONS

         Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At June 30, 1996, Bayou had no outstanding advances to or from unconsolidated affiliated companies.

         During the year ending June 30, 1994, affiliated companies converted $1,917,959 of its advances to Bayou to equity through the issuance of 9,589,795 shares of Common Stock at par, $.20 per share.

(8)  GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bayou and Solmecs as going concerns. However, both Bayou and Solmecs have sustained recurring losses. In addition, neither Bayou or Solmecs have any net working capital and both have retained stockholders' deficits, which raises substantial doubts as to their ability to continue as going concerns.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1995

(8)  GOING CONCERN (CONTINUED)

         Bayou anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid or other arrangements to be put in place.

         In addition Bayou has historically relied on loans and advances from corporations affiliated with the President of Bayou. Based on discussions with these affiliate companies, Bayou believes this source of funding will continue to be available.

         Other than the arrangements noted above, Bayou has not confirmed any other arrangements for ongoing funding. As a result Bayou may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

(9)  COMMITMENTS

         Solmecs has entered into the following commitments:

         (a) B.G. Negev Technology and Application Ltd. (AP) and the Ben-Gurion University of the Negev - The Research and Development Authority (RDA), jointly and severally (APRDA):

                 In accordance with an agreement dated November 5, 1981, between Solmecs, Ben-Gurion University and APRDA, Solmecs' subsidiary is continuing research and development (R&D) projects which were previously carried out by APRDA on the campus of Ben-Gurion University. It was further agreed that the University would enable the projects to continue on its campus in consideration for a fee for the use of the facilities. Solmecs owns the patents connected with these projects and agreed to pay royalties to APRDA on sales of products and on income from licensing fees.

                 Solmecs also agreed to assume the obligations of APRDA to pay royalties to the Ministry of Energy on products developed from these R&D projects for its participation in the research and development cost of APRDA. As of June 30, 1996, this liability amounted to approximately $306,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, Solmecs is to pay royalties to the Ministry of Energy (ME) at a reduced rate.

                 Through June 30, 1996, there were no sales or income on which royalties were payable to APRDA or the ME.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1995


(9)  COMMITMENTS (CONTINUED)

                 (b)  International Lead Zinc Research Organization (ILZRO)

                 In connection with a research contract with ILZRO, Solmecs' subsidiary agreed to pay ILZRO a fee for any lead used in future production by the subsidiary. The total fee commitment is limited to $1,864,000. Through June 30, 1996, the subsidiary has not used any lead for which it is required to pay fees.

                 (c)  Chief Scientist of the Government of Israel

                 For the period from 1981 to 1991, Solmecs' subsidiary received participation from the Chief Scientist of $2,274,420 towards the cost of a research and development project. In return, the subsidiary is required to pay royalties at the rate of 2% of sales of know-how or products derived from the project. Through June 30, 1996, no royalties were payable.

                                   LUBOSHITZ,
                                 KASIERER & CO.

                                ARTHUR ANDERSEN


                      AUDITORS' REPORT TO THE SHAREHOLDERS

                                       OF

                            SOLMECS CORPORATION N.V.



We have audited the accompanying balance sheet of SOLMECS CORPORATION N.V. (the "Company") and the consolidated balance sheet of the Company and its subsidiary as of June 30, 1996, and the related statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 1995 were audited by other auditors whose report dated September 14, 1995, included an explanatory paragraph regarding the Company's ability to continue as a going concern.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether caused by an error in the financial statements or by an irregularity therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial presentation. We believe that our audit provides a fair basis for our opinion.

As discussed in Note 11, a liability in the amount $200,000 was written off to income in a prior year. We were unable to obtain any documentary evidence supporting the writeoff or management's belief that the ability will not have to be repaid.

As more fully discussed in Note 2, the Company prepares its financial statements in U.S. dollars.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to obtain evidence regarding the liability described above, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1996, and the results of its operations, changes in shareholders' deficiency and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

We draw attention to the matter discussed in Note 1. The Company has incurred substantial operating losses and has an accumulated deficient of approximately $12,201,000. The Company's ability to continue as a going concern is dependent on obtaining the financing necessary for its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        Certified Public Accountants (Isr.)

Beer-Sheva, September 27,1996