Form 10-Q
period 1996-09-30
BAYOU INTERNATIONAL LTD
filed 1996-12-20
CIK 814904

                       Securities and Exchange Commission
                             Washington, D.C. 2O549

                                    FORM lO-Q

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30 1996     or
                               -----------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________
Commission File Number 0-16097

                            BAYOU INTERNATIONAL, LTD.
             (Exact name of Registrant as specified in its charter)

          Delaware                                        98-0079697
-------------------------------                          ------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organisation)                            Identification No.)

        Level 8, 580 St. Kilda Road, Melbourne, Victoria, 3004 Australia
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code   0ll (613) 9276-7888
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Act :

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
                     Yes   X                          No
                         -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes         No
   ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 46,890,893 outstanding shares on Common Stock, as of the latest practicable date. There were 46,890,893 outstanding shares of Common Stock as of September 30, 1996

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Introduction to Interim Financial Statements.

         The interim financial statements included here in have been prepared by Bayou International, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996 and September 30, 1996, the results of its operations for the three month periods ended September 30, 1996 and September 30, 1996, and the changes in its cash flows for the three-month periods ended September 30, 1996 and September 30, 1996, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION
         PRESENTED IS IN AUSTRALIAN DOLLARS.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                      September 30, 1996 and June 30, 1996
                             and September 30, 1995
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)
                                     ASSETS


                                             Sept 30      June 30     Sept 30
                                                1996         1996        1995
Current Assets:
    Cash                                    $    113     $     73     $     73
    Accounts Receivable, net                      54           53           63
    Investments                                    3            3           45
                                            --------     --------     --------

        Total Current Assets                     170          129           81
                                            --------     --------     --------

Other Assets:
    Property and Equipment, net                   52           55           74
    Goodwill, net                                400          533
                                            --------     --------     --------
                                                                           933

        Total Other Assets                       452          588        1,007
                                            --------     --------     --------

             Total Assets                   $    622     $    717     $  1,188
                                            ========     ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Bank Overdraft                          $   --       $   --       $     56
    Accounts Payable and
        Accrued Expenses                         305          346          497
                                            --------     --------     --------

        Total Current Liabilities                305          346          553

Long-Term Debt                                 2,289        1,998        1,165
                                            --------     --------     --------

        Total Liabilities                      2,594        2,344        1,718

Stockholders' Equity (Deficit):
    Common Stock:  $0.20 par value
        50,000,000 shares authorized,
        46,941,789 issued and outstanding
                                               9,388        9,388        9,388
    Additional Paid-in-Capital                11,592       11,592       11,592
    Retained Deficits                        (22,952)     (22,607)     (21,510)
                                            --------     --------     --------

        Total Stockholders' Deficit           (1,972)      (1,627)        (530)
                                            --------     --------     --------

             Total Liabilities and
                Stockholders' Equity        $    622     $    717     $  1,188
                                            ========     ========     ========


      The accompanying notes are an integral part of these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 1996 and 1995
                          and Year ended June 30, 1996
                                 (000's omitted)
                             (in Australian Dollars)
                                   (Unaudited)


                                             3 Months         Year          3 Months
                                              Ended           Ended           Ended
                                             Sept 30         June 30         Sept 30
                                               1996            1996            1995
                                               ----            ----            ----
Revenues:
    Other Income                            $      5        $    124        $      2
                                            --------        --------        --------
                                                   5             124               2
Costs and Expenses:
    Management Fee                              --              --              --
    Interest Expense                              60             185              36
    Legal, Accounting & Professional              22              95               2
    Depreciation & Amortization                    3              14               3
    Administrative                                42             754             186
    Research & Development                        88              94               8
                                            --------        --------        --------

                                                 215           1,142             235
                                            --------        --------        --------

Loss from Operations                            (210)         (1,018)           (233)

    Diminution of Asset Value                   --                 2            --
    Gain (Loss) on Disposition of Assets        --                 6            --
    Foreign Currency Exchange Gain (Loss)        (31)           (546)           (318)
    Bad Debt (Expense) Recovery                 --                79            --
                                            --------        --------        --------

                                                 (31)           (459)           (318)
                                            --------        --------        --------
Loss before Income Tax and
        Amortization of Goodwill                (241)         (1,477)           (551)

Provision for Income Tax                        --              --              --
                                            --------        --------        --------

Loss before Amortization of Goodwill            (241)         (1,477)           (551)

    Amortization of Goodwill                    (133)           (533)           (133)
                                            --------        --------        --------

Net Loss                                    $   (374)       $ (2,010)       $   (684)
                                            ========        ========        ========

Earnings Per Common Equivalent Share        $   (.01)       $   (.03)       $   (.01)
                                            ========        ========        ========

Weighted Number of Common
        Equivalent Shares Outstanding         46,942          46,942          46,942
                                            ========        ========        ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                      September 30, 1996 and June 30, 1996
                             and September 30, 1995
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)


                                                                       Retained
                                               Common Stock  Paid-In-  Earnings
                                        Shares     Amount    Capital   (Deficit)
                                        ------     ------    -------   ---------
Balance June 30, 1994                   46,942   $  9,388   $ 11,592   $(19,580)

     Net Income three months
        ending 9-30-94                    --         --         --         (475)

Foreign Currency Translation              --         --         --           98
                                      --------   --------   --------   --------

Balance September 30, 1994              46,942      9,388     11,592    (19,957)

     Net Income nine months
        ending 6-30-95                    --         --         --         (984)

     Foreign Currency Translation         --         --         --         (224)
                                      --------   --------   --------   --------

Balance June 30, 1995                   46,942      9,388     11,592    (21,165)

     Net Income three months
        ending 9-30-95                    --         --         --         (684)

Foreign Currency Translation              --         --         --          339
                                      --------   --------   --------   --------

Balance September 30, 1995              46,942      9,388     11,592    (21,510)

     Net Income nine months
        ending 6-30-96                    --         --         --       (1,326)

Foreign Currency Translation              --         --         --          229
                                      --------   --------   --------   --------

Balance June 30, 1996                   46,942      9,388     11,592    (22,607)

     Net Income three months
        ending 9-30-96                    --         --         --         (374)

Foreign Currency Translation              --         --         --           29
                                      --------   --------   --------   --------

Balance September 30, 1996              46,942   $  9,388   $ 11,592   $(22,952)
                                      ========   ========   ========   ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1996 and 1995
                          and Year Ended June 30, 1996
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)



                                                       3 Months      Year     3 Months
                                                         Ended      Ended       Ended
                                                        Sept 30    June 30     Sept 30
                                                         1996        1996       1995
                                                         ----        ----       ----

Cash Flows from Operating Activities:
     Net Loss                                          $  (374)   $(2,010)   $  (684)
     Adjustments:
        Foreign Currency Translation                        29        568        339
        Depreciation and Amortization                      136        547        136
                (Gain) Loss on Disposition of Assets      --           (6)      --
         Diminution of Value                              --           (2)      --
        Provision for Bad Debt                            --           79       --
        Change Net of Effects of Subsidiary
           Acquisitions:
             Accounts Receivable                            (1)        33         23
             A/P and Accrued Liabilities                   (41)      (335)      (184)
                                                       -------    -------    -------
             Net Cash Provided (Used) by
                Operating Activities                      (251)    (1,126)      (370)
                                                       -------    -------    -------
Cash Flow from Investing Activities:
     Capital Expenditures, Net                            --           (7)         6
     Net Proceeds from Investments                        --           (2)         6
                                                       -------    -------    -------
           Net Cash Provided (Used) in
                Investing Activities                      --           (9)        12
                                                       -------    -------    -------

Cash Flows from Financing Activities:
     Net Borrowing under Credit
        Line Arrangements                                 --          (73)       (17)
     Net Borrowing from Affiliates                        --        1,210        377
     Net Borrowings                                        291       --         --
                                                       -------    -------    -------
           Net Cash Provided by
                Financing Activities                       291      1,137        360
                                                       -------    -------    -------
Net Increase (Decrease) in Cash                             40          2          2
Cash at Beginning of Year                                   73         71         71
                                                       -------    -------    -------
Cash at End of Year                                    $   113    $    73    $    73
                                                       =======    =======    =======
Supplemental Disclosures:
     Common Stock Issued in Lieu of
        Debt Repayment                                 $  --      $  --      $  --
     Interest Paid (Net Capitalized)                   $  --      $     5    $  --
     Income Tax Paid                                   $  --      $  --      $  --




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1996, June 30, 1996 and
                               September 30, 1995


(1)  Organization

          Bayou International, Ltd. (Bayou) is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 42.7% of Bayou as of September 30, 1996.

          Bayou's subsidiary is Solmecs Corporation N.V. (Solmecs), of which it acquired controlling interest on September 3, 1987 and complete ownership on January 2, 1992.

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


(2)  Accounts Receivable

          Accounts Receivable at September 30,1996, June 30, 1996 and September
               30, 1995 includes:

                                              (in Australian Dollars)
                                                  (000's omitted)
                                     Sept 30          June 30           Sept 30
                                       1996             1996              1995
                                       ----             ----              ----
Miscellaneous Receivables              $ 54            $ 53               $142
  Less Allowance for
    Doubtful Account                    --               --                 79
                                       ----             ----              ----

      Net                              $ 54             $ 53              $ 63
                                       ====             ====              ====

(3)  Investment Securities

          The following is a summary of Investment Securities at September 30, 1996, June 30, 1996 and September 30, 1995:

                                      (in Australian Dollars)
                                          (000's omitted)
                                 Sept 30      June 30       Sept 30
                                   1996         1996         1995
                                   ----         ----         ----
Trading Securities:
  Marketable Equity
    Securities, at cost             $ 1         $ 1          $45
  Gross Unrealized Gains              2           2           --
  Gross Unrealized Losses            --          --           --
                                    ---         ---          ---

  Marketable Equity Securities,
    at fair value                   $ 3         $ 3          $45
                                    ===         ===          ===

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1996, June 30, 1996 and
                               September 30, 1995


(4)  Property

         Property at September 30, 1996, June 30, 1996 and September 30, 1995 includes:


                                                    (in Australian Dollars)
                                                      (000's omitted)
                                             Sept 30      June 30       Sept 30
                                               1996         1996         1995
                                               ----         ----         ----
Office Furniture & Equipment                  $ 169        $ 170        $ 209
Motor Vehicles                                   38           38           86
                                              -----        -----        -----
                                                207          208          295
Less Accumulated Depreciation                  (155)        (153)        (221)
                                              -----        -----        -----

                                              $  52        $  55        $  74
                                              =====        =====        =====

(5)  Short Term and Long Term Debt

         The following is a summary of Bayou's borrowing arrangements as of September 30, 1996, June 30, 1996 and September 30, 1995.

                                                  (in Australian Dollars)
                                                      (000's omitted)
                                           Sept 30       June 30         Sept 30
         Long-Term                           1996          1996            1995
         ---------                           ----          ----            ----
         Loan from corporations affiliated
         with the President of Bayou.
         Interest accrues at the ANZ
         Banking Group Limited rate + 1%
         for overdrafts over $100,000.
         Repayment of loan not required
         before June 30, 1997.              $ 2,289       $ 1,998       $ 1,165
                                            -------       -------       -------

             Total Long-Term                  2,289         1,998         1,165
                                            -------       -------       -------

         Short-Term
         ----------

         Overdraft arrangement with
             balance accruing interest        --             --              56
         Notes Payable - Affiliates           --             --              --
                                            -------       -------       -------

             Total Short-Term                 --             --              56
                                            -------       -------       -------

               Total                        $ 2,289       $ 1,998       $ 1,221
                                            =======       =======       =======

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1996, June 30, 1996 and
                               September 30, 1995


(6)  Affiliate Transactions

         Bayou advances to and receives  advances from various  affiliates.  All advances between consolidated affiliates are eliminated on consolidation. At September 30, 1996, Bayou had no outstanding advances to or from unconsolidated affiliated companies.


(7)  Going Concern

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Bayou and Solmecs as going concerns. However, both Bayou and Solmecs have sustained recurring losses. In addition, neither Bayou or Solmecs have any net working capital and both have retained stockholders' deficits, which raises substantial doubts as to their ability to continue as going concerns.

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


(8)  Commitments

          Solmecs has entered into the following commitments:

          (a) B.G. Negev Technology and Application Ltd. (AP) and the Ben Gurion University of the Negev - The Research and Development Authority (RDA), jointly and severally (APRDA):

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

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1996, June 30, 1996 and
                               September 30, 1995


(8)  Commitments (continued)

          Solmecs owns the patents connected with these projects and agreed to pay royalties to APRDA on sales of products and on income from licensing fees.

          Solmecs also agreed to assume the obligations of APRDA to pay royalties to the Ministry of Energy on products developed from these R&D projects for its participation in the research and development cost of APRDA. As of September 30, 1996, this liability amounted to approximately $306,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, Solmecs is to pay royalties to the Ministry of Energy (ME) at a reduced rate.

          Through September 30, 1996, there were no sales or income on which royalties were payable to APRDA or the ME.

          (b)  International Lead Zinc Research Organization (ILZRO)

          In connection with a research contract with ILZRO, Solmecs' subsidiary agreed to pay ILZRO a fee for any lead used in future production by the subsidiary. The total fee commitment is limited to $1,864,000. Through September 30, 1996, the subsidiary has not used any lead for which it is required to pay fees.

          (c)  Chief Scientist of the Government of Israel

          For the period from 1981 to 1991, Solmecs' subsidiary received participation from the Chief Scientist of $2,274,420 towards the cost of a research and development project. In return, the subsidiary is required to pay royalties at the rate of 2% of sales of know-how or products derived from the project. Through September 30, 1996, no royalties were payable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUND COSTS CONVERSION

The consolidated statements of income and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in Australian dollars unless otherwise stated.

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

          3 months ended Sept 30, 1995 A$1.00 = U.S. $0.7560
          3 months ended Sept 30, 1996 A$1.00 = U.S. $0.7901


RESULTS OF OPERATION

Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995.

Revenue of A$5,000 for the three months ended September 30, 1996 compared to A$2,000 for the three months ended September 30 1995.

Cost and expenses decreased from A$235,000 for the three months ended September 30, 1995 to A$215,000 for the three months ended September 30, 1996. The decrease is a net result of:

     a) an increase in interest expense from A$36,000 for the three months ended September 30, 1995 to A$60,000 for the three months ended September 30 1996 as a result in the increase in the long term debt of the Company.

     b) an increase in legal, accounting and professional from A$2,000 for the three months ended September 30, 1995 to A$22,000 for the three months ended September 30, 1996 due to the transfer of the administration office in Israel from Jerusalem to Beer-Sheva and the replacement of the auditor and accountants.

     c) the decrease in administrative costs from A$186,000 in the three months ended September 30, 1995 to US$42,000 in the three months ended September 30, 1996 due to the re-organisation of the operations whereby the administration was moved from Jerusalem to Beer-Sheva for the purpose of reducing administration costs.

     (d) an increase in research and development from A$8,000 in the three months ended September 30, 1995 to A$88,000 in the three months ended September 30, 1996 due to the development of the boiler project.

As a result of the foregoing the loss from operations amounted to $A233,000 for the three months ended September 30, 1996 compared to A$210,000 for the three months ended September 30, 1995.

The Company incurred a foreign exchange loss of A$31,000 for the three months ended September 30, 1996 compared to a foreign exchange loss of A$318,000 for the three months ended September 30, 1995 caused by the movement in the Australian dollar versus the U.S. dollar. All of the Company's loan accounts are denominated in U.S. dollars.

Amortization of goodwill amounted to A$133,000 for the three months ended September 30, 1996 compared to A$133,000 for the three months ended September 30, 1995.

The Company incurred a net loss of A$374,000 for the end three months ended September 30, 1996 compared to a loss of A$684,000 for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996 the Company had short term obligations of A$305,000 comprising accounts payable and accrued expenses and owed an amount of A$2,289,000 to Chevas Pty Ltd of which the President and the Chief Executive Officer of the Company Mr. J I Gutnick is a Director.

The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes based on discussions with such affiliates will continue to be available during fiscal 1996 and 1997.

The Company will still be required to fund Solmecs in order to complete the development of the next stage of the LMMHD project together with other projects that Solmecs is developing.

Other than the arrangements above the Company has not confirmed any further arrangements for ongoing funding. As a result the Company may be required to raise funds from additional debt or equity offerings and/or increase the revenues from operations in order to meet its cash flow requirements during the forthcoming year.


CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-Q is forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including the strength of the domestic and foreign economies, slower than anticipated completion of research and development projects and movements in the foreign exchange rate. Additional information which could affect the Company's financial results is included in the Company's Form 10-K on file with the Securities and Exchange Commission.

                                     PART II


Item 1.        LEGAL

               Not Applicable

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               The Company did not file any Report on Form 8-K during the three months ended September 30, 1996.

Item5.         OTHER INFORMATION

               Mr E Althaus resigned as Vice President and Director of Company on November 14, 1996. Dr D.S. Tyrwhitt was appointed as Director of the Company on November 14, 1996.

                                   (FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

                                    BAYOU INTERNATIONAL, LTD.

                                    By: /s/ J.I. GUTNICK
                                        --------------------

                                        Joseph I. Gutnick
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Dated: December 17, 1996            By: /s/ PETER LEE
                                        --------------------
                                        Peter Lee, Director, Assistant Secretary
                                        and Chief Financial Officer
                                        (Principal Financial Officer)