Form 10-Q
period 1996-12-31
BAYOU INTERNATIONAL LTD
filed 1997-04-11
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                    FORM 1O-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended December 31 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________  to ______________
Commission File Number 0-16097

                            BAYOU INTERNATIONAL, LTD.
             (Exact name of Registrant as specified in its charter)

          Delaware                                       98-0079697
(State or other jurisdiction of                       (IRS Employer
incorporation or organisation)                        Identification No.)

      Level 8, 580 St. Kilda Road, Melbourne, Victoria, 3004 Australia
              (Address of principal executive offices)           (Zip Code)

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

Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes___________    No____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 46,941,789 outstanding shares on Common Stock, as of the latest practicable date. There were 46,941,789 outstanding shares of Common Stock as of December 31, 1996

                                     PART 1

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

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996 and December 31, 1995, the results of its operations for the three and six month periods ended December 31, 1996 and December 31, 1995, and the changes in its cash flows for the six month periods ended December 31, 1996 and December 31, 1995, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

      UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION
      PRESENTED IS IN AUSTRALIAN DOLLARS.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                       December 31, 1996 and June 30, 1996
                              and December 31, 1995
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)
                                     ASSETS

                                            Dec 31        June 30        Dec 31
                                             1996          1996           1995
                                             ----          ----           ----
Current Assets:
   Cash                                    $     48      $     73      $     54
   Accounts Receivable, net                      51            53           138
   Investments                                    3             3             2
                                           ------------------------------------

     Total Current Assets                       102           129           194
                                           ------------------------------------
Other Assets:
   Property and Equipment, net                   54            55            59
   Goodwill, net                                266           533           799
                                           ------------------------------------

   Total Other Assets                           320           588           858
                                           ------------------------------------

         Total Assets                      $    422      $    717      $  1,052
                                           ====================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank Overdraft                          $   --        $   --        $     30
Accounts Payable and
     Accrued Expenses                           281           346           310
                                           ------------------------------------

     Total Current Liabilities                  281           346           340

Long-Term Debt                                2,478         1,998         1,547
                                           ------------------------------------

     Total Liabilities                        2,759         2,344         1,887

Stockholders' Equity (Deficit):
   Common Stock:  $0.20 par value
     50,000,000 shares authorized,
     46,941,789 issued and outstanding        9,388         9,388         9,388
   Additional Paid-in-Capital                11,592        11,592        11,592
   Retained Deficits                        (23,317)      (22,607)      (21,815)
                                           ------------------------------------

     Total Stockholders' Deficit              (2337)       (1,627)         (835)
                                           ------------------------------------
         Total Liabilities and
           Stockholders' Equity            $    422      $    717      $  1,052
                                           ====================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                Three Months Ended December 31 1996 and 1995 and
                   Six Months Ended December 31, 1996 and 1995
                                 (000's omitted)
                             (in Australian Dollars)
                                   (Unaudited)

                                                      Three          Three          Six            Six
                                                      Months         Months        Months         Months
                                                      Ended          Ended         Ended          Ended
                                                     Dec 31         Dec 31        Dec  31        Dec 31
                                                      1996           1995          1996           1995
                                                      ----           ----          ----           ----
Revenues:
   Other Income                                    $      7       $    154       $     12       $    156
                                                   -----------------------------------------------------

                                                       --             --               12            156
Costs and Expenses:
   Management Fee                                      --                6           --                6
   Interest Expense                                      64             50            124             86
   Legal, Accounting & Professional                      23             18             45             20
   Depreciation & Amortization                            3              5              6              8
   Administrative                                        71            271            113            457
   Research & Development                                76             26            164             34
                                                   -----------------------------------------------------

                                                        237            376            452            611
                                                   -----------------------------------------------------

Loss from Operations                                   (230)          (222)          (440)          (455)

   Diminution of Asset Value                           --             --             --             --
   Gain (Loss) on Disposition of Assets                --                8           --                8
   Foreign Currency Exchange Gain (Loss)                (23)            53            (54)          (265)
   Bad Debt (Expense) Recovery                         --               81           --               81
                                                   -----------------------------------------------------

                                                        (23)           142            (54)          (176)
                                                   -----------------------------------------------------
Loss before Income Tax and
     Amortization of Goodwill                          (253)           (80)          (494)          (631)

Provision for Income Tax                               --             --             --             --
                                                   -----------------------------------------------------

Income (Loss) before Amortization of Goodwill          (253)           (80)          (494)          (631)

   Amortization of Goodwill                            (134)          (133)          (267)          (266)
                                                   -----------------------------------------------------

Net Income (Loss)                                  $   (387)      $   (213)          (761)          (897)
                                                   -----------------------------------------------------

Earnings Per Common Equivalent Share               $   (.01)      $   (.01)      $   (.02)      $   (.02)
                                                   =====================================================
Weighted Number of Common
     Equivalent Shares Outstanding                   46,942         46,942         46,942         46,942
                                                   =====================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                       December 31, 1996 and June 30, 1996
                              and December 31, 1995
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)

                                                                                                Retained
                                                       Common Stock        Paid-In-             Earnings
                                               Shares        Amount       Capital (Deficit)
                                               ------        ------       -----------------
Balance June 30, 1994                         46,942        $  9,388        $ 11,592            $(19,580)

   Net Income six months
     ending 12-31-94                            --              --              --                  (915)

        Foreign Currency Translation            --              --              --                   313
                                              ----------------------------------------------------------

Balance December 31, 1994                     46,942           9,388          11,592             (20,182)

   Net Income six months
     ending 6-30-95                             --              --              --                  (544)

   Foreign Currency Translation                 --              --              --                  (439)
                                              ----------------------------------------------------------

Balance June 30, 1995                          6,942           9,388          11,592             (21,165)

   Net Income six months
     ending 12-31-95                            --              --              --                  (897)

        Foreign Currency Translation            --              --              --                   247
                                              ----------------------------------------------------------

Balance December 31, 1995                     46,942           9,388          11,592             (21,815)

   Net Income six months
     ending 6-30-96                             --              --              --                 (1113)

        Foreign Currency Translation            --              --              --                   321
                                              ----------------------------------------------------------

Balance June 30, 1996                         46,942           9,388          11,592             (22,607)

   Net Income six months
     ending 12-31-96                            --              --              --                  (761)

        Foreign Currency Translation            --              --              --                    51
                                              ----------------------------------------------------------

Balance December 31, 1996                     46,942        $  9,388        $ 11,592            $(23,317)
                                              ==========================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 1996 and 1995
                          and Year Ended June 30, 1996
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)

                                                         3 Months          Year           3 Months
                                                           Ended           Ended            Ended
                                                          Dec 31          June 30          Dec 31
                                                           1996            1996             1995
                                                           ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                              $  (761)        $(2,010)        $  (897)
   Adjustments:
     Foreign Currency Translation                             51             568             247
     Depreciation and Amortization                           273             547             274
             (Gain) Loss on Disposition of Assets           --                (6)             (8)
     Diminution of Value                                    --                (2)           --
     Provision for Bad Debt                                 --                79            --
     Change Net of Effects of Subsidiary
       Acquisitions:
         Accounts Receivable                                   2              33             (52)
         A/P and Accrued Liabilities                         (65)           (335)           (371)
                                                         ---------------------------------------
       Net Cash Provided (Used) by
           Operating Activities                             (500)         (1,126)           (807)
                                                         ---------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net                                  (5)             (7)             22
   Net Proceeds from Investments                            --                (2)             52
                                                         ---------------------------------------
       Net Cash Provided (Used) in
           Investing Activities                               (5)             (9)             74

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Borrowing under Credit
     Line Arrangements                                      --               (73)            (43)
   Net Borrowing from Affiliates                             480           1,210            (759)
   Net Borrowings                                           --              --              --
                                                         ---------------------------------------
       Net Cash Provided by
           Financing Activities                              480           1,137            (716)
                                                         ---------------------------------------


Net Increase (Decrease) in Cash                              (25)              2             (17)
Cash at Beginning of Year                                     73              71              71
                                                         ---------------------------------------
Cash at End of Year                                      $    48         $    73         $    54
                                                         =======================================
Supplemental Disclosures:
   Common Stock Issued in Lieu of
     Debt Repayment                                      $  --           $  --           $  --
   Interest Paid (Net Capitalized)                       $  --           $     5         $  --
   Income Tax Paid                                       $  --           $  --           $  --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 1996, June 30, 1996 and
                                December 31, 1995


(1)  ORGANIZATION

      Bayou International, Ltd. (Bayou) is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 42.7% of Bayou as of December 31, 1996.

      Bayou's subsidiary is Solmecs Corporation N.V. (Solmecs), which it acquired controlling interest of, on September 3, 1987 and complete ownership on January 2, 1992.

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


(2)  ACCOUNTS RECEIVABLE

      Accounts Receivable at December 31,1996, June 30, 1996 and December 31, 1995 includes:

                                    (in Australian Dollars)
                                        (000's omitted)

                               Dec  31     June 30      Dec 31
                                 1996        1996        1995
                                 ----        ----        ----
Miscellaneous Receivables        $ 51        $ 53        $138
  Less Allowance for
    Doubtful Account              --          --          --
                                 ----------------------------

      Net                        $ 51        $ 53        $138
                                 ============================


(3)  INVESTMENT SECURITIES

      The following is a summary of Investment Securities at December 31, 1996, June 30, 1996 and December 31, 1995:

                                      (in Australian Dollars)
                                          (000's omitted)

                                     Dec 31   June 30   Dec 31
                                      1996     1996       1995
                                      ----     ----       ----
Trading Securities:
  Marketable Equity
    Securities, at cost                $1        $1        $1
  Gross Unrealized Gains                2         2         1
  Gross Unrealized Losses               -         -         -
                                       -----------------------
  Marketable Equity Securities,
    at fair value                      $3        $3        $2
                                       ======================

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 1996, June 30, 1996 and
                                December 31, 1995


(4)  PROPERTY

      Property at December 31, 1996, June 30, 1996 and December 31, 1995 includes:

                                       (in Australian Dollars)
                                            (000's omitted)

                                     Dec 31       June 30        Dec 31
                                      1996         1996           1995
                                      ----         ----           ----
Office Furniture & Equipment         $ 173         $ 170         $ 213
Motor Vehicles                          38            38            76
                                     ---------------------------------

                                       211           208           289
Less Accumulated Depreciation         (157)         (153)         (230)
                                     ---------------------------------

                                     $  54         $  55         $  59
                                     =================================


(5)  SHORT TERM AND LONG TERM DEBT

       The following is a summary of Bayou's borrowing arrangements as of December 31, 1996, June 30, 1996 and December 31, 1995.

                                              (in Australian Dollars)
                                                   (000's omitted)
                                          Dec 31       June 30        Dec 31
Long-Term                                  1996          1996          1995
---------                                  ----          ----          ----
Loan from corporations affiliated
   with the President of Bayou
   Interest accrues at the ANZ
   Banking Group Limited rate + 1%
   for overdrafts over $100,000
   Repayment of loan not required
   before June 30, 1997                   $2,478        $1,998        $1,547
                                          ----------------------------------

   Total Long-Term                         2,478         1,998         1,547
                                          ----------------------------------
Short-Term

Overdraft arrangement with
   balance accruing interest                --            --              30
Notes Payable - Affiliates                  --            --            --
                                          ----------------------------------

   Total Short-Term                         --            --              30
                                          ----------------------------------

     Total                                $2,478        $1,998        $1,577
                                          ==================================

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 1996, June 30, 1996 and
                                December 31, 1995


(6)  AFFILIATE TRANSACTIONS

      Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At December 31, 1996, Bayou had no outstanding advances to or from unconsolidated affiliated companies.


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

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 1996, June 30, 1996 and
                                December 31, 1995


(8)  COMMITMENTS (CONTINUED)

      Solmecs owns the patents connected with these projects and agreed to pay royalties to APRDA on sales of products and on income from licensing fees.

      Solmecs also agreed to assume the obligations of APRDA to pay royalties to the Ministry of Energy on products developed from these R&D projects for its participation in the research and development cost of APRDA. As of December 31, 1996, this liability amounted to approximately $306,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, Solmecs is to pay royalties to the Ministry of Energy (ME) at a reduced rate.

      Through December 31, 1996, there were no sales or income on which royalties were payable to APRDA or the ME.

      (b)  International Lead Zinc Research Organization (ILZRO)

      In connection with a research contract with ILZRO, Solmecs' subsidiary agreed to pay ILZRO a fee for any lead used in future production by the subsidiary. The total fee commitment is limited to $1,864,000. Through December 31, 1996, the subsidiary has not used any lead for which it is required to pay fees.

        (c)  Chief Scientist of the Government of Israel

        For the period from 1981 to 1991, Solmecs' subsidiary received participation from the Chief Scientist of $2,274,420 towards the cost of a research and development project. In return, the subsidiary is required to pay royalties at the rate of 2% of sales of know-how or products derived from the project. Through December 31, 1996, no royalties were payable.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

      6 months ended December 31, 1995 A$1.00 = U.S. $.7440
      6 months ended December 31, 1996 A$1.00 = U.S. $.7940


RESULTS OF OPERATION

SIX  MONTHS ENDED DECEMBER 31, 1996 VS. SIX MONTHS ENDED DECEMBER  31 1995.

Net revenue from commercial activities of A$12,000 for the six months ended December 31, 1996 compared to A$156,000 for the six months ended December 31, 1995. The major reason for the change was the reduction in income from the ILZRO Project during the six months ended December 31, 1996.

Costs and expenses decreased from A$611,000 in the six months ended December 31, 1995 to A$452,000 in the six months ended December 31, 1996. The decrease is a net result of:

a) an increase in interest expense from A$86,000 for the six months ended December 31, 1995 to A$124,000 for the six months ended December 31, 1996 as a result of the increase in long term debt of the Company.

b) the increase in legal accounting and professional expense from A$20,000 for the six months ended September 30, 1995 to A$45,000 for the six months ended December 31, 1996 due to payments to former professional advisors and the transfer of the administration office in Israel from Jerusalem to Beer-Sheva.

c) the decrease in administrative costs including salaries from A$457,000 in the six months ended December 31, 1995 to A$113,000 in the six months ended December 31, 1996 due to the reorganisation of the operations whereby the administration was moved from Jerusalem to Beer-Sheva for the purpose of reducing administration costs.

d) the increase in research & development from A$34,000 in the six months ended December 31, 1995 to A$164,000 in the six months ended December 31, 1996 due to the development of the boiler project.

As a result of the foregoing, the loss from operations decreased from A$455,000 for the six months ended December 31, 1995 to A$440,000 for the six months ended December 31, 1996.

The Company realised a foreign exchange loss of A$54,000 for the six months ended September 30 1996 compared to a foreign currency exchange loss of A$265,000 for the six months ended December 31, 1995 caused by the movement in the Australian dollar versus the U.S. dollar. All of the Company's loan accounts are denominated in U.S. dollars.

Amortization of goodwill amounted to A$267,000 for the six months ended December 31, 1996 compared to A$266,000 for the six months ended December 31, 1995.

The Company incurred a net loss of A$761,000 for the six months ended December 31, 1996 compared to a loss of A$897,000 for the six months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996 the Company had short term obligations of A$281,000 comprising accounts payable and accrued expenses and owed an amount of A$2,478,000 to Chevas Pty Ltd of which the President and the Chief Executive Officer of the Company Mr. J I Gutnick is a Director.

The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes based on discussions with such affiliates will continue to be available during fiscal 1997 and 1998.

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

                                     PART II


Item 1.     LEGAL

           Not Applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

           The Company did not file any Report on Form 8-K during the six months ended December 31, 1996.

Item 5.     OTHER INFORMATION

                                   (FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

                        BAYOU INTERNATIONAL, LTD.

                        By: /s/ JOSEPH I. GUTNICK
                            --------------------
                                Joseph I. Gutnick
                                Chairman of the Board, President and
                                Chief Executive Officer
                                (Principal Executive Officer)


Dated:    , 1997        By: /s/ PETER LEE
                            -----------------------------
                                Peter Lee
                                Director, Assistant Secretary and Chief
                                Financial Officer
                                (Principal Financial Officer)