Form 10-Q
period 1997-03-31
BAYOU INTERNATIONAL LTD
filed 1997-05-14
CIK 814904

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM LO-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                          N/A                                                       N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.15 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date. There were 46,941,789 outstanding shares on Common Stock, as of the latest practicable date. There were 46,941,789 outstanding shares of Common Stock as of March 31, 1997.

================================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTION TO INTERIM FINANCIAL STATEMENTS.

     The interim financial statements included here in have been prepared by Bayou International, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company s Annual Report on Form 10-K for the year ended June 30, 1996.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and March 31, 1996, the results of its operations for the nine month periods ended March 31, 1997 and March 31, 1996, and the changes in its cash flows for the nine month periods ended March 31, 1997 and March 31, 1996, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

             UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION
                      PRESENTED IS IN AUSTRALIAN DOLLARS.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1997 AND JUNE 30, 1996 AND MARCH 31, 1996
                            (IN AUSTRALIAN DOLLARS)
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                             MARCH 31,     JUNE 30,     MARCH 31,
                                                               1997          1996         1996
                                                             ---------     --------     ---------
ASSETS
Current Assets:
  Cash.....................................................  $      88     $     73     $     120
  Accounts Receivable, net.................................         55           53            89
  Investments..............................................          3            3             1
                                                              --------     --------      --------
          Total Current Assets.............................        146          129           210
                                                              --------     --------      --------
Other Assets:
  Property and Equipment, net..............................         51           55            58
  Goodwill, net............................................        133          533           666
                                                              --------     --------      --------
          Total Other Assets...............................        184          588           724
                                                              --------     --------      --------
          Total Assets.....................................  $     330     $    717     $     934
                                                              ========     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank Overdraft...........................................  $      --     $     --     $      17
  Accounts Payable and Accrued Expenses....................        322          346           292
                                                              --------     --------      --------
          Total Current Liabilities........................        322          346           309
Long-Term Debt.............................................      2,773        1,998         1,790
                                                              --------     --------      --------
          Total Liabilities................................      3,095        2,344         2,099
Stockholders' Equity (Deficit):
  Common Stock: $0.20 par value
     50,000,000 shares authorized,
     46,941,789 issued and outstanding.....................      9,388        9,388         9,388
  Additional Paid-in-Capital...............................     11,592       11,592        11,592
  Retained Deficits........................................    (23,745)     (22,607)      (22,145)
                                                              --------     --------      --------
          Total Stockholders Deficit.......................     (2,765)      (1,627)       (1,165)
                                                              --------     --------      --------
          Total Liabilities and Stockholders' Equity.......  $     330     $    717     $     934
                                                              ========     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996 AND
                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (000'S OMITTED)
                            (IN AUSTRALIAN DOLLARS)
                                  (UNAUDITED)

                                          THREE MONTHS     THREE MONTHS     NINE MONTHS     NINE MONTHS
                                             ENDED            ENDED            ENDED           ENDED
                                           MARCH 31,        MARCH 31,        MARCH 31,       MARCH 31,
                                              1997             1996            1997            1996
                                          ------------     ------------     -----------     -----------
Revenues:
  Other Income..........................    $     --         $     --         $    12         $   156
                                              ------           ------          ------          ------
                                                  --               --       12.......             156
Costs and Expenses:
  Management Fee........................          --                4              --              10
  Interest Expense......................  65........               46             189             132
  Legal, Accounting & Professional......           6               18              51              38
  Depreciation & Amortization...........  3.........                4               9              12
  Administrative........................          83              124             196             581
  Research & Development................         133                4             297              38
                                              ------           ------          ------          ------
                                                 290              200             742             811
                                              ------           ------          ------          ------
Loss from Operations....................        (290)            (200)           (730)           (655)
  Diminution of Asset Value.............          --               --              --              --
  Gain (Loss) on Disposition of
     Assets.............................          --                5              --              13
  Foreign Currency Exchange Gain
     (Loss).............................          54             (273)             --            (538)
  Bad Debt (Expense) Recovery...........          --               --              --              81
                                              ------           ------          ------          ------
                                                  54             (268)             --            (444)
                                              ------           ------          ------          ------
Loss before Income Tax and Amortization
  of Goodwill...........................        (236)            (468)           (730)          1,099
Provision for Income Tax................          --               --              --              --
                                              ------           ------          ------          ------
Income (Loss) before Amortization of
  Goodwill..............................        (236)            (468)           (730)         (1,099)
  Amortization of Goodwill..............        (133)            (134)           (400)           (400)
                                              ------           ------          ------          ------
Net Income (Loss).......................    $   (369)        $   (602)        $(1,130)        $(1,499)
                                              ======           ======          ======          ======
Earnings Per Common Equivalent Share....    $   (.01)        $   (.01)        $  (.02)           (.03)
                                              ======           ======          ======          ======
Weighted Number of Common Equivalent
  Shares Outstanding....................      46,942           46,942          46,942          46,942
                                              ======           ======          ======          ======

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              MARCH 31, 1997 AND JUNE 30, 1996 AND MARCH 31, 1996
                            (IN AUSTRALIAN DOLLARS)
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                         COMMON STOCK                    RETAINED
                                                       -----------------     PAID-IN-    EARNINGS
                                                       SHARES     AMOUNT     CAPITAL     (DEFICIT)
                                                       ------     ------     -------     --------
Balance June 30, 1994................................  46,942     $9,388     $11,592     $(19,580)
  Net Income nine months ending 03-31-95.............      --         --          --       (1,126)
  Foreign Currency Translation.......................      --         --          --           43
                                                       ------     ------     -------     --------
Balance March 31, 1995...............................  46,942      9,388      11,592      (20,663)
  Net Income three months ending 6-30-95.............      --         --          --         (635)
  Foreign Currency Translation.......................      --         --          --          133
                                                       ------     ------     -------     --------
Balance June 30, 1995................................  46,942      9,388      11,592      (21,165)
  Net Income nine months ending 3-31-96..............      --         --          --       (1,499)
  Foreign Currency Translation.......................      --         --          --          519
                                                       ------     ------     -------     --------
Balance March 31, 1996...............................  46,942      9,388      11,592      (22,145)
  Net Income three months ending 6-30-96.............      --         --          --         (511)
  Foreign Currency Translation.......................      --         --          --           49
                                                       ------     ------     -------     --------
Balance June 30, 1996................................  46,942      9,388      11,592      (22,607)
  Net Income nine months ending 3-31-97..............      --         --          --       (1,130)
  Foreign Currency Translation.......................      --         --          --           (8)
                                                       ------     ------     -------     --------
Balance March 31, 1997...............................  46,942     $9,388     $11,592     $(23,745)
                                                       ======     ======     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED MARCH 31, 1997 AND 1996 AND YEAR ENDED JUNE 30, 1996
                            (IN AUSTRALIAN DOLLARS)
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                             9 MONTHS                     9 MONTHS
                                                               ENDED       YEAR ENDED       ENDED
                                                             MARCH 31,      JUNE 30,      MARCH 31,
                                                               1997           1996          1996
                                                             ---------     ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss.................................................   $(1,130)      $ (2,010)      $(1,499)
  Adjustments:
     Foreign Currency Translation..........................        (8)           568           518
     Depreciation and Amortization.........................       409            547           411
     (Gain) Loss on Disposition of Assets..................        --             (6)           (6)
     Diminution of Value...................................        --             (2)           --
     Provision for Bad Debt................................        --             79            --
     Change Net of Effects of Subsidiary Acquisitions:
       Accounts Receivable.................................        (2)            33            (3)
       A/P and Accrued Liabilities.........................       (24)          (335)         (389)
                                                              -------        -------       -------
          Net Cash Provided (Used) by Operating
            Activities.....................................      (755)        (1,126)         (968)
                                                              -------        -------       -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital Expenditures, Net................................        (5)            (7)           21
  Net Proceeds from Investments............................        --             (2)           49
                                                              -------        -------       -------
          Net Cash Provided (Used) in Investing
            Activities.....................................        (5)            (9)           70
                                                              -------        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Borrowing under Credit Line Arrangements.............        --            (73)          (56)
  Net Borrowing from Affiliates............................       775          1,210         1,003
                                                              -------        -------       -------
     Net Cash Provided by Financing Activities.............       775          1,137           947
                                                              -------        -------       -------
Net Increase (Decrease) in Cash............................        15              2            49
Cash at Beginning of Year..................................        73             71            71
                                                              -------        -------       -------
Cash at End of Year........................................   $    88       $     73       $   120
                                                              =======        =======       =======
Supplemental Disclosures:
  Common Stock Issued in Lieu of Debt Repayment............   $    --       $     --       $    --
  Interest Paid (Net Capitalized)..........................   $    --       $      5       $    --
  Income Tax Paid..........................................   $    --       $     --       $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 1997, JUNE 30, 1996 AND MARCH 31, 1996

(1)  ORGANIZATION

     Bayou International, Ltd. (Bayou) is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 42.7% of Bayou as of March 31, 1997.

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

(2)  ACCOUNTS RECEIVABLE

     Accounts Receivable at March 31,1997, June 30, 1996 and March 31, 1996 includes:

                                                MARCH 31, 1997     JUNE 30, 1996     MARCH 31, 1996
                                                --------------     -------------     --------------
                                                              (IN AUSTRALIAN DOLLARS)
                                                                  (000'S OMITTED)
    Miscellaneous Receivables.................       $ 55               $53               $ 89
      Less Allowance for Doubtful Account.....  --.......          --......                 --
                                                      ---               ---                ---
              Net.............................       $ 55               $53               $ 89
                                                      ===               ===                ===

(3)  INVESTMENT SECURITIES

     The following is a summary of Investment Securities at March 31, 1997, June 30, 1996 and March 31, 1996:

                                                MARCH 31, 1996     JUNE 30, 1996     MARCH 31, 1995
                                                --------------     -------------     --------------
                                                              (IN AUSTRALIAN DOLLARS)
                                                                  (000'S OMITTED)
    Trading Securities:
      Marketable Equity Securities, at cost...       $  1               $ 1               $  1
      Gross Unrealized Gains..................          2                 2                 --
      Gross Unrealized Losses.................         --                --                 --
                                                      ---               ---                ---
      Marketable Equity Securities, at fair
         value................................       $  3               $ 3               $  1
                                                      ===               ===                ===

(4)  PROPERTY

     Property at March 31, 1997, June 30, 1996 and March 31, 1996 includes:

                                                MARCH 31, 1997     JUNE 30, 1996     MARCH 31, 1996
                                                --------------     -------------     --------------
                                                              (IN AUSTRALIAN DOLLARS)
                                                                  (000'S OMITTED)
    Office Furniture & Equipment..............      $  175             $ 170             $  209
    Motor Vehicles............................          38                38                 72
                                                     -----             -----              -----
                                                       213               208                281
    Less Accumulated Depreciation.............        (162)             (153)              (223)
                                                     -----             -----              -----
                                                    $   51             $  55             $   58
                                                     =====             =====              =====

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                MARCH 31, 1997, JUNE 30, 1996 AND MARCH 31, 1996

(5)  SHORT TERM AND LONG TERM DEBT

     The following is a summary of Bayou's borrowing arrangements as of March 31, 1997, June 30, 1996 and March 31, 1996.

                                                MARCH 31, 1997     JUNE 30, 1996     MARCH 31, 1996
                                                --------------     -------------     --------------
                                                              (IN AUSTRALIAN DOLLARS)
                                                                  (000'S OMITTED)
    LONG-TERM
    ------------------------------------------
    Loan from corporations affiliated with the
      President of Bayou. Interest accrues at
      the ANZ Banking Group Limited rate + 1%
      for overdrafts over $100,000. Repayment
      of loan not required before June 30,
      1997. ..................................      $2,773            $ 1,998            $1,790
                                                    ------             ------            ------
         Total Long-Term......................       2,773              1,998             1,790
                                                    ------             ------            ------
    SHORT-TERM
    ------------------------------------------
    Overdraft arrangement with balance
      accruing interest.......................          --                 --                17
    Notes Payable -- Affiliates...............          --                 --                --
                                                    ------             ------            ------
         Total Short-Term.....................          --                 --                17
                                                    ------             ------            ------
              Total...........................      $2,773            $ 1,998            $1,807
                                                    ======             ======            ======

(6)  AFFILIATE TRANSACTIONS

     Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At March 31, 1997, Bayou had no outstanding advances to or from unconsolidated affiliated companies.

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

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                MARCH 31, 1997, JUNE 30, 1996 AND MARCH 31, 1996

(8)  COMMITMENTS

     Solmecs has entered into the following commitments:

          (a) B.G. Negev Technology and Application Ltd. (AP) and the Ben Gurion University of the Negev -- The Research and Development Authority (RDA), jointly and severally (APRDA):

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

             Solmecs also agreed to assume the obligations of APRDA to pay royalties to the Ministry of Energy on products developed from these R&D projects for its participation in the research and development cost of APRDA. As of March 31, 1997, this liability amounted to approximately $306,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, Solmecs is to pay royalties to the Ministry of Energy (ME) at a reduced rate.

             Through March 31, 1997, there were no sales or income on which royalties were payable to APRDA or the ME.

          (b) International Lead Zinc Research Organization (ILZRO)

             In connection with a research contract with ILZRO, Solmecs' subsidiary agreed to pay ILZRO a fee for any lead used in future production by the subsidiary. The total fee commitment is limited to $1,864,000. Through March 31, 1997, the subsidiary has not used any lead for which it is required to pay fees.

          (c) Chief Scientist of the Government of Israel

             For the period from 1981 to 1991, Solmecs' subsidiary received participation from the Chief Scientist of $2,274,420 towards the cost of a research and development project. In return, the subsidiary is required to pay royalties at the rate of 2% of sales of know-how or products derived from the project. Through March 31, 1997, no royalties were payable.

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

     The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

          9 months ended March 31, 1996 A$1.00 = U.S. $.7803
        9 months ended March 31, 1997 A$1.00 = U.S. $.7860

RESULTS OF OPERATION

  Nine Months Ended March 31, 1997 vs. Nine Months Ended March 31, 1996.

     Net revenue from commercial activities amounted to A$12,000 for the nine months ended March 31, 1997 compared to A$156,000 for the nine months ended March 31, 1996. The major reason for the change was the reduction in income from the ILZRO Project during the nine months ended March 31, 1997.

     Costs and expenses decreased from A$811,000 in the nine months ended March 31, 1996 to A$742,000 in the nine months ended March 31, 1997. The decrease is a net result of:

     a) an increase in interest expense from A$132,000 for the nine months ended March 31, 1996 to A$189,000 for the nine months ended March 31, 1997 as a result of the increase in long term debt of the Company.

     b) the increase in legal, accounting and professional expense from A$38,000 for the nine months ended March 30, 1996 to A$51,000 for the nine months ended March 31, 1997 due to payments to former professional advisors and the transfer of the administration office in Israel from Jerusalem to Beer-Sheva.

     c) the decrease in administrative costs including salaries from A$581,000 in the nine months ended March 31, 1996 to A$195,000 in the nine months ended March 31, 1997 due to the reorganisation of the operations whereby the administration was moved from Jerusalem to Beer-Sheva for the purpose of reducing administration costs.

     d) the increase in research & development from A$38,000 in the nine months ended March 31, 1996 to A$297,000 in the nine months ended March 31, 1997 due to the development of the boiler project and diagnostics checking of that project.

     As a result of the foregoing, the loss from operations increased from A$655,000 for the nine months ended March 31, 1996 to A$730,000 for the nine months ended March 31, 1997.

     The Company realised a foreign exchange loss of A$nil for the nine months ended March 31, 1997 compared to a foreign currency exchange loss of A$538,000 for the nine months ended March 31, 1996 caused by the movement in the Australian dollar versus the U.S. dollar. All of the Company's loan accounts are denominated in U.S. dollars.

     Amortization of goodwill amounted to A$400,000 for the nine months ended March 31, 1997 compared to A$400,000 for the nine months ended March 31, 1996.

     The Company incurred a net loss of A$1,130,000 for the nine months ended March 31, 1997 compared to a loss of A$1,499,000 for the nine months ended March 31, 1996.

  Liquidity and Capital Resources

     As of March 31, 1997 the Company had short term obligations of A$322,000 comprising accounts payable and accrued expenses and owed an amount of A$2,773,000 to Chevas Pty Ltd of which the President and the Chief Executive Officer of the Company Mr. J I Gutnick is a Director.

     The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company s cash flow requirements which the Company believes based on discussions with such affiliates will continue to be available during fiscal 1997 and 1998.

     The Company will still be required to locate substantial additional financing to permit Solmecs to complete the development of the next stage of the LMMHD project together with other projects that Solmecs is developing.

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

  Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

     Certain information contained in this Form 10-Q is forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company s actual results and are in the future likely to affect the Company s actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including the strength of the domestic and foreign economies, slower than anticipated completion of research and development projects, the availablity of financing for such projects and movements in the foreign exchange rate. Additional information which could affect the Company s financial results is included in the Company s Form 10-K on file with the Securities and Exchange Commission.

                                    PART II

ITEM 1.  LEGAL

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any Report on Form 8-K during the nine months ended March 31, 1997.

ITEM 5.  OTHER INFORMATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

                                          BAYOU INTERNATIONAL, LTD.

                                          By: /s/ JOSEPH I. GUTNICK

                                            ------------------------------------
                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Dated: May 5, 1997
                                          By: /s/ PETER LEE

                                            ------------------------------------
                                            Peter Lee,
                                            Director, Assistant Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)