Form 10-K
period 1997-06-30
BAYOU INTERNATIONAL LTD
filed 1997-10-06
CIK 814904

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-16097

                           BAYOU INTERNATIONAL, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       98-0079697
(STATE OR OTHER JURISDICTION OF INCORPORATION         (IRS EMPLOYER IDENTIFICATION NO.)
               OR ORGANISATION)
LEVEL 8, 580 ST. KILDA ROAD, MELBOURNE, VICTORIA     3004 AUSTRALIA
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  011 (613) 9276-7860

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
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

                       Yes [X]                      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, $0.15 par value per share ("Common Stock"), held by non-affiliates or the Company was A$11,314,835 (US$8,440,867) as of September 16, 1997.

     There were 46,941,789 outstanding shares of Common Stock as of September 16, 1997.
================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
                                           PART I
Item 1      Business...................................................................    2
Item 2      Properties.................................................................   10
Item 3      Not applicable.............................................................   10
Item 4      Not applicable.............................................................   10

                                           PART II
Item 5      Market for the Registrant's Common Equity and Related Stockholder
            Matters....................................................................   10
Item 6      Selected Financial Data....................................................   12
Item 7      Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................   13
Item 8      Not applicable.............................................................   17
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.................................................................   17

                                          PART III
Item 10     Directors and Executive Officers of the Registrant.........................   17
Item 11     Executive Compensation.....................................................   18
Item 12     Security Ownership of Certain Beneficial Owners and Management.............   19
Item 13     Certain Relationships and Related Transactions.............................   20

                                           PART IV
Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........   20
            Signatures.................................................................   21
            Exhibit Index..............................................................   23

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Bayou International, Ltd. a Delaware corporation (the "Company") is primarily engaged in the research and development of high efficiency low pollution or pollution-free products and technologies in the energy conversion and conservation fields through its wholly owned subsidiary, Solmecs Corporation N.V., a Netherlands Antilles corporation ("Solmecs").

     Unless otherwise indicated, all amounts in this Report are presented in Australian Dollars ("A$"). In addition, for the convenience of the reader, the Australian Dollar figures for the year ended June 30, 1997 have been translated into United States Dollars ("US$") using the rate of exchange at June 30, 1997 (A$1.00 = US$0.7459).

     The executive offices of the Company are located at Level 8, 580 St. Kilda Road Melbourne Victoria 3004 Australia and the telephone number is 011 (613) 9276-7860. The executive offices of Solmecs are located at 7 Ben Zui Road Beer-Sheva Israel.

     Unless the context otherwise indicates, the term "Bayou Group" as used in this Report refers to Bayou International, Ltd., its subsidiary, Solmecs, and its predecessor corporation, Bayou Oil and Gas, Inc. ("Bayou Oil") (defined below) after giving effect to the Kingsway and Fehr Exchanges and the Reincorporation (also defined below).

RECENT DEVELOPMENTS

     In March 1997, Bayou commenced negotiations with SCNV Acquisition Corp ("SCNV") for the sale of Bayou's subsidiary Solmecs to SCNV. A letter of intent was signed on May 5, 1997 and agreements to effect the sale are in the process of being negotiated. It is intended that, as part of the sale of Solmecs, Bayou will acquire a 24% stake in SCNV.

     The sale of Solmecs is subject to the approval of shareholders of the Company. Following the completion of formal contracts for the sale of Solmecs, the Company will prepare and distribute an Information Memorandum which sets forth additional information concerning this transaction.

     In the event that the sale of Solmecs is consummated, of which there can be no assurance, the Company intends to seek other business activities for the Company which may be in the fields of energy conversion and conservation and/or other industries including the mineral exploration industry. There can be no assurance that the Company will be able to locate or engage in an alternate business activity or that the Company will have access to sufficient funds to develop such businesses.

                     BAYOU INTERNATIONAL COMPANY STRUCTURE

HISTORY

     The Company's predecessor corporation, Bayou Oil, was incorporated under the laws of Minnesota in 1973. From 1973 through to 1981 Bayou Oil was engaged in the design and production of protective athletic equipment and it also owned rights to a line of sportswear. These business lines were ultimately discontinued and in March, 1981 Bayou Oil entered into the oil and gas exploration business by acquiring certain rights to oil and gas leases. These rights were not profitable and, as a result, from 1981 through to May 1986 Bayou Oil did not engage in any meaningful business activities or operations.

     In May, 1986, 5,771,482 shares or 85.1% of the common stock of Bayou Oil then outstanding were acquired by Kingsway Group Limited, a corporation incorporated under the laws of New South Wales, Australia, now known as Australia Wide Industries Limited ("Australia Wide") in exchange (the "Kingsway Exchange") for all of the issued and outstanding stock of its subsidiary Lake Macquarie Diaries Pty Ltd ("Lake") which was engaged in the acquisition and development of residential and commercial real estate in Australia. An additional 332,318 shares or 4.9% of the Bayou Oil common stock then outstanding were issued to Mr. George D. Fehr in exchange for the transfer to the Company of certain oil and gas and mineral leases and the rights to receive royalties from the leases (the "Fehr Exchange"). Due to the relationship between Australia Wide and Lake and subsequently the Company, the Kingsway Exchange was accounted for as a book value purchase.

     On March 6, 1987 Bayou Oil merged into the Company its wholly-owned Delaware subsidiary for the purpose of effecting its incorporation in the State of Delaware (the "Reincorporation"). Pursuant to the terms of the Reincorporation, holders of Bayou Oil common stock received one share of Common Stock in the Company for each share of Bayou Oil held by them. The primary purpose of the Reincorporation was to allow Bayou Oil and its officers and Directors to avail themselves of the advantages of being incorporated under the Delaware General Corporation Law. In addition, as a result of the Reincorporation Bayou Oil's name was changed to "Bayou International, Ltd." in order to more accurately reflect the changing nature of the Company's business and the par value of the Common Stock was increased from US$0.01 to US$0.15 per share in order to meet the listing requirements of the Australian Stock Exchange Limited ("ASX"). The Reincorporation was approved by the stockholders of Bayou Oil at its' Annual Meeting of Stockholders held on March 6, 1987. The Company did not complete the listing on the ASX due to a change in economic circumstances in Australia in October 1987.

     In 1987, the Company acquired 54% of the issued and outstanding capital stock of Solmecs and in April 1988 the Bayou Group was a founding shareholder of Advanced Technology Engineering Limited ("Atel") which was formerly the parent company of Satec Ltd, an Israeli Corporation ("Satec"). In December 1989, the Bayou Group purchased the remaining 8% of Atel not previously owned by it for an aggregate purchase price of A$150,000. The Bayou Group subsequently transferred all of Atel's assets directly to the Bayou Group (including Atel's investment in Satec) and assumed all of Atel's liabilities in connection therewith. Atel was subsequently liquidated and dissolved as the Bayou Group no longer required the corporate shell of Atel. Satec was organised to engage in the design, development, manufacture and marketing of proprietary high technology products and technologies.

     In April 1989, Solmecs transferred all of its right, title and interest in the certain geothermal energy conversion technology to its wholly owned subsidiary Solmecs Corporation UK Ltd in exchange for all of the issued and outstanding shares of Solmecs Corporation UK Ltd. Solmecs Corporation UK Ltd then changed its name to TFC Power. The shares of TFC Power were subsequently distributed to the shareholders of Solmecs and as a result, TFC Power became a 54% owned subsidiary of the Company.

     The Company has previously held a 54% interest (via Solmecs) in Solmecs Flo-Ice Systems Ltd ("SFI") which is engaged in the design, development and marketing of its "Flo-Ice" ice generator which is an innovative method of producing very fine crystals of ice which are dispersed in water. Solmecs paid a dividend in June 1991 which was effected by distributing the shares it held in SFI to the shareholders of Solmecs on a pro-rata basis. At the time the Company held 54% of Solmecs and as a result of the dividend 54% of the shares of SFI were transferred to the Company.

     In October 1990, following a review of its operations, the Bayou Group decided not to renew the leases over a number of its mineral, oil and gas properties. The Company is not currently engaged in any mineral, oil or gas exploration or development activities.

     In March 1991, the assets and liabilities of Lake were transferred to the Company and Lake was placed in members voluntary liquidation which was completed in March 1992 as Lake had ceased its business operations and the corporate entity of Lake was no longer required.

     During the year ended June 30, 1991 the Bayou Group decided to concentrate its effort on the Liquid Metal Magneto-HydroDynamics ("LMMHD") technology (discussed below) and as a result Solmecs reduced its holding in SFI from 54% to 23% through the sale of a part of its holding and the issue of additional shares by SFI.

     In July 1991, the Company transferred all of the ordinary shares of Satec owned by it and all of the inter-company loans owed by Satec to the Company to Isratech Ltd., a Delaware corporation ("Isratech") in consideration for the assumption by Isratech of all of the Company's liabilities and obligations with respect to Satec. Isratech was a private Delaware corporation, the officers, Directors and shareholders of which include members of the family of Mr. Daniel Branover who was the President of Satec at the time of the transaction and formerly a Director of the Company.

     In January 1992, the Company completed the acquisition of the remaining 46% of the issued and outstanding shares of Solmecs. Solmecs minority shareholders received shares in the Company in exchange for their Solmecs shares. The Company now holds all of the issued and outstanding shares of Solmecs.

     In July 1992, the Company agreed to dilute its interest in TFC Power from 54% to 36% in consideration for services rendered by key executives and as an incentive for future services.

     In December 1994, the Company entered into an agreement with TFC Power, SFI and Peter Kalms ("Kalms") whereby the Company transferred shares in TFC Power and SFI to Kalms in consideration for Kalms taking an assignment of debts of Solmecs to TFC Power and SFI and forgiving a debt due from Solmecs to Kalms. Kalms was the former Managing Director of Solmecs and was Managing Director of TFC Power and SFI. As a result, the Company and Solmecs now hold interests of 8.4% in TFC Power and 8.6% in SFI.

     In late 1995 Solmecs incorporated a subsidiary Heatex Ltd ("Heatex") in Israel for the purpose of engaging in research, development and commercialisation of a domestic hot water tank control and display system. Further details on Heatex are contained within this section of the Report.

SOLMECS CORPORATION N.V.

     Solmecs was established in 1980 to engage in the research, development and commercialisation of products and technologies in the energy conversion field. The Company owns all of the issued and outstanding shares of Solmecs which in turns owns all of the outstanding shares of Solmecs (Israel) Ltd ("Solmecs Israel").

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

The force to cause the rotation is typically provided by a fossil fuel burning turbine or reciprocating engine although hydro power is also used.

     In LMMHD-ECT the rotating copper coil in a magnetic field is replaced by forcing a conducting fluid (such as lead) through a magnetic field. The resulting MHD generator is a direct energy conversion device as it converts the thermal energy of the working fluid directly to electricity rather than first converting the thermal energy to mechanical energy to cause the rotation of the "rotor" in the conventional electric generator.

     The unique concept of LMMHD-ECT features no moving machinery for the energy conversion and, as a result, the complex, expensive and specialised turbine and generator are not needed. LMMHD is therefore expected to require relatively low maintenance and offer inherent high availability (on-time) and high reliability energy generation.

     Additionally the "no heat exchange" or adiabatic expansion process typical of conventional turbo-machinery is inherently less cycle-efficient than the nearly isothermal, continuous heating expansion process typical of the LMMHD-ECT. This unique feature of LMMHD-ECT offers this nearly isothermal expansion process without the need for extra reheaters. This feature characterised as "infinite re-heater" can also be matched in some versions of LMMHD-ECT with a compressor that also performs the function of an 'infinite intercooler' again without the need for extra hardware.

     Liquid metal, such as lead, has a low chemical reactivity with many materials and exhibits a low vapour pressure even at the upper temperature range of practical thermodynamic cycles. It is therefore practical, in certain industrial applications, to bring this lead into direct contact with the heat source. Examples of these industrial applications include imperial smelting technology for Zinc production, the patented process used for heat treatment of steel wires, and the conversion of organic furfural into furan. When the LMMHD-ECT is combined with these processes, a highly efficient conversion of the otherwise "wasted" heat to DC electricity is achieved. This "free" electricity can then be used in the industrial process to offset the cost of purchased electricity.

     Finally the inherent high heat capacity of the liquid metal of LMMHD energy conversion is orders of magnitude higher than the heat capacity of the working thermo dynamic fluids found in conventional power plants of comparable capacity. This makes the technology particularly attractive to many applications needing nearly constant temperature heat sink-heat source as well as applications requiring large heat storage capacity such as solar energy utilisation.

     OMACON: The particular form of LMMHD-ECT which Solmecs is engaged in developing is referred to as OMACON (which stands for Optimised Magnetohydrodynamic Conversion). The patented technology for the OMACON generator was originally developed by Professor Herman Branover an astrophysicist who is the head of Ben-Gurion University's centre for Magneto-Hydro-Dynamics ("MHD") studies in Israel and a former Professor at the Academy of Science in Riga Lotvia. It is widely acknowledged in international engineering and scientific circles that, due to the work done by Professor Branover and Solmecs, Israel is closer to practical application of LMMHD than either the U.S.A. or the former U.S.S.R.

     Ben-Gurion University, through its commercial arm Advanced Products (Beer-Sheva) Ltd. ("AP"), has assigned all of its right, title and interest in and to the patents and technology which underlie the OMACON generator to Solmecs in consideration of an initial payment of $100,000 and the payment of royalties during a period which is equal to the greater of the life of any patent or eight years from the commencement of commercial sales of the technology. In addition, Solmecs agreed to assume certain obligations of AP to the Government of Israel to repay certain research grants which AP had received in connection with the development of the OMACON generator.

     The Agreement also provided that Solmecs would conduct certain of its LMMHD research and development activities with respect of the initial stages of the program through the centre of MHD studies at Ben-Gurion University.

     Solmecs currently has a team of experienced researchers and engineers in the field of LMMHD technology under the supervision of Professor Branover. The team is headquartered at Solmecs' facilities which are rented from Ben-Gurion University.

     The ETGAR Program: The presently ongoing LMMHD program of Solmecs commenced in 1981. It is carried out by the Centre for MHD Studies of Ben-Gurion University in Beer-Sheva. The program concentrates on the development of OMACON systems and towards the commercialisation of small-scale (1 - 10 MW with a possible further upscaling to 25 MW) power plants being able to utilise a variety of heat sources. This program is called the ETGAR Program.

     In 1987 the program reached the beginning of its commercialisation stage. Solmecs decided to proceed with the development and building of a commercial scale demonstration plant after it became evident that all of the previous theoretical, experimental and engineering work and especially the two-year long testing of the integrated pilot plant ETGAR-3 provided the necessary data base for such development.

     All of the power generating systems which are planned to be built according to the ETGAR program implement the OMACON concept with either a single-phase generator or a two-phase generator.

     The ETGAR commercialisation program will be conducted in three stages. Firstly, ETGAR 5 the industrial scale co-generation demonstration plant, will be built at an industrial site. Then ETGAR 6, the first commercial full scale co-generation plant, will incorporate the know-how obtained from ETGAR 5 and inputs from the supporting research and development program. This will be carried out in parallel with the ETGAR 5 design and construction. The ETGAR 7 Co-generation Plant will be designed as a generic concept applicable for utilisation with different heat sources and for operation over a wide range of applications in the 1 - 20 MW size.

     Solmecs has an agreement with the High Temperature Institute of the Academy of Sciences of the USSR ("the Institute") pursuant to which the Institute will manufacture certain of the components for the ETGAR-5 facility. The components will be manufactured by the Institute based on Solmecs' specifications without charge to Solmecs in return for preferential rights to act as a manufacturer for these products once they have reached the commercialisation stage.

  New Directions

     Solmecs initiated an additional development program for further advancement and refinement of its LMMHD technology as well as for increasing the range of its potential applications. The following leading new directions have been pursued.

     a) Additional advancement of the performance of ETGAR-type LMMHD ECT

          An ETGAR system with a "boiling mixer" has been invented and developed. A large scale prototype called "Ofra" has been designed and constructed at the MHD centre of Ben-Gurion University in Israel. The prototype is now in the last stages of commissioning and first tests commenced in the beginning of 1997. Approximately US$1 million has been spent on this project and it was elaborated jointly with the International Lead and Zinc Research Organisation ("ILZRO") in North Carolina USA. On the basis of the positive results of previous smaller scale experiments, it is anticipated that the introduction of a "boiling mixer" (that is, injection of volatile thermodynamic fluid directly into the molten metal which causes boiling of the volatile fluid through direct contract heat exchange) will lead to a further substantial increase of the efficiency of an ETGAR system with simultaneous decrease in installation costs (due to elimination of a boiler which constitutes up to 40% of the capital investment in power stations).

     b) New applications for LMMHD ECT

          A number of new applications for ETGAR-type LMMHD ECT have been detected and explored. The following are just a few examples

        - Using ETGAR systems on off-shore oil pumping platforms. In this case the system will produce electricity utilising heat and pressure of gases mixed with the oil stream arriving from very deep off-shore oil wells. This direction is being explored with AMEC Process and Energy Limited (London) who are a very large British engineering company specialising in the off-shore oil industry.

        - Matching ETGAR-technology to a novel energy system developed by the European Organisation for Nuclear Research CERN in Geneva (the world largest elementary particle accelerator built jointly by the countries of the European Community). This system is using a flux of accelerated protons which hit a molten lead target and cause neutron emission directed on thorium rods. Ultimately the generated thermal energy is absorbed by the molten lead. It is suggested by Solmecs team that the hot lead would be directed into an ETGAR type LMMHD electricity generating device.

     c) Electromagnetic Processing of Materials

        (i) The know-how in the field of Liquid Metals and of MHD phenomena allowed Solmecs to enter into a number of studies related to electromagnetic processing of materials. The preliminary data obtained to date indicates that the following results can be achieved

        - Substantial improvement of the quality of complicated castings

        - Creation of new alloys with "exotic" properties

        - Advancement of monocrystal growths technology (larger crystals with improved quality).

        (ii) Solmecs currently sells its consulting and development services to the Dead Sea Works Industry for handling Liquid Magnesium using LMMHD technology.

     d) The know-how in the field of energy and heat transfer allowed Solmecs to enter into the development of a domestic hot water tank control and display system. The development stage is now finished.

     e) In addition, the good connections developed between Solmecs, institutions and companies in the former Soviet Union countries have permitted Solmecs to commence commercial activities on a limited basis in the following two areas:

        (i) The marketing in Israel of photovoltaic ("PV") modules manufactured by the Russian firm "Musson".

        (ii) The supplying in Israel of services of Plasma-Chemical modifications (PMC) of elastomer products using Russian technology.

        The Company believes that there is a substantial worldwide market for each of the abovementioned new technologies.

  Status of Funding for LMMHD Project

     In 1995, ILZRO and Solmecs (Israel) proposed to form a joint venture to further develop technology relating to LMMHD. Research work would be carried out both within the Solmecs Laboratory at the Centre for MHD Studies of Ben-Gurion University in Beer-Sheva, Israel and at a USA site where a scaled-up LMMHD facility would be constructed and used for research.

     The demonstration plant would be built and scale-up technology would be further proven during a four-year grant period with a total budget of approximately US$6 million. Grant co-sponsors would include four sources: the U.S. Department of Commerce, the Israel Ministry of Industry, Solmecs and a private group of investors including a subsidiary of ILZRO.

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

  Heatex Ltd.

     Heatex was established in 1995 to engage in research, development and commercialisation of a domestic hot water tank control and display system.

     This new system provides the user with accurate information on the amount of hot water left for use in the domestic hot water tank. The system allows a user to remotely control the operation of the water heating system no matter whether it is fuelled by electricity or solar power. The controller displays the necessary information such as the number of standard showers available in the tank and the user is able to fix the desired number of showers he or she wants to keep in the system at time intervals he or she chooses, that is, the device will help to avoid unnecessary waste of energy and will allow a comfortable use of the water heating system.

     Following the research and development stage, an Israeli electronic firm (Aerobit Industries Ltd., a wholly owned subsidiary of L S B Industries, Inc.
USA) was subcontracted to engineer the product. Aerobit has now completed its contract and provided Heatex with working prototypes of the product.

     The commercialisation stage of the product began in the second quarter of 1997. The Heatex control and display system is being adapted to a Dutch boiler sent to Israel by the Inventum Dutch firm which is interested in adding the product to its boilers. France's leading boiler's manufacturer and distributor is interested in the product and its adaptation is planned for late 1997 and early 1998. The sales prospects for this product in other countries including the USA are now being considered.

     The production will be undertaken at first by subcontractors and later depending on market demand a decision will be taken as to whether Heatex will manufacture the control and display system.

  Employees

     As of July 1, 1997 the Bayou Group (through Solmecs) had 13 employees, 8 of whom are engaged on a full-time basis and 5 of whom are engaged on a part-time basis.

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

     For a discussion of the additional terms of this agreements, see "Item
13 -- Certain Relationships and Related Transactions" and "Item 11 -- Executive Compensation."

  Competition

     The Company believes that Solmecs is the only commercial company engaged in the development of LMMHD generator systems and that the LMMHD system is the leading future technology in the energy conversion field. However the Company believes that the competition in the worldwide market for energy conversion systems is intense and that Solmecs may encounter substantial competition from other companies engaged in the development of competing energy conversion systems.

  Patents and Proprietary Rights

     As of June 30, 1997 Solmecs has filed applications for patents in the United States, Israel and a number of other countries in connection with its development of the LMMHD. Solmecs has been granted patents for its MHD Applications (homogenous flow) in the United States, Israel, Italy, Great Britain, Germany, France, Sweden, Canada, Japan and Australia and for its Solar MHD in the United States.

     Even if Solmecs is successful in obtaining all of its applications for patents, there can be no assurance that the protection afforded by such patents would be as broad as the claim made in the applications or that the patents as granted would be found to be valid if the patents were contested in litigation. In the event Solmecs is unable to secure any patents with respect to the LMMHD Generator or in any foreign jurisdiction in which it is actually seeking to market the LMMHD Generator it would be at a severe competitive disadvantage and may not be able to market the LMMHD Generator in any jurisdictions where the patents would be unavailable to it.

     The Company also relies on trade secret protection for much of the proprietary know how related to its LMMHD technology as well as the technology related to the Heatex systems.

  Legal Proceedings

     There are no pending legal proceedings to which the Company is a party or to which any of its property is the subject which the Company considers material.

ITEM 2.  PROPERTIES

     The Company occupies certain executive and administrative office facilities in Melbourne Victoria Australia which are provided to it pursuant to the Service Agreement with AWI Admin. See "Item 1 -- Business -- Employees" and "Item
13 -- Certain Relationships and Related Transactions". The Company believes that its administrative space is adequate for its current needs.

     The executive offices of Solmecs are located at 7 Ben Zui Road, Beer-Sheva, Israel (nearby the Company's Laboratories) and are leased pursuant to a lease at approximately US$250 per month.

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

     The following table sets forth the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

                        CALENDAR PERIOD                   HIGH BID(1)(2)     LOW BID(L)(2)
        ------------------------------------------------  --------------     -------------
        1995
          First Quarter.................................      7/16               3/8
          Second Quarter................................      9/16               3/8
          Third Quarter.................................       3/8               3/8
          Fourth Quarter................................       3/8               3/8
        1996
          First Quarter.................................       1/2               1/4
          Second Quarter................................       5/8               3/8
          Third Quarter.................................       5/8               5/8
          Fourth Quarter................................       1/2               1/2
        1997
          First Quarter.................................       3/8               3/8
          Second Quarter................................       1/4               1/4

---------------
(1) The quotations set forth herein reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(2) These prices reflect market adjustments made in connection with the Company's one-for-five reverse stock split effective as of December 31, 1986.

     On September 16, 1997 the closing bid for the Common Stock was  5/8.

SHAREHOLDERS

     As of August 28, 1997 the Company had approximately 291 holders of record.

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

TRANSFER AGENT, REGISTRAR AND ESCROW AGENT

     The United States Transfer Agent and Registrar of the Company is Chase Mellon Bank.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the years in the five-year period ended June 30, 1997, and balance sheet data at June 30, 1993, 1994, 1995, 1996 and 1997 have been derived from the financial statements of the Company which financial statements have been examined by Rodee and Associates PC, independent accountants, in respect of the years ended June 30, 1993, and 1994, and by David T Thomson PC, independent accountants, in respect of the years ended June 30, 1995, 1996 and 1997. The selected financial data should be read in conjunction with the consolidated financial statements of the Company for each of the years in the three-year period ended June 30, 1997, and notes thereto which are included elsewhere in this Report and in "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR END JUNE 30
                                      -------------------------------------------------------------
                                                                                             CONV.
                                                                                             TRANSL
                                                                                             ------
                                       1993       1994       1995       1996       1997       1997
                                        A$         A$         A$         A$         A$        US$
                                      ------     ------     ------     ------     ------     ------
Sales Revenue.......................     --         --         --         30         66         49
Other Income........................    305        114         82        117         11          8
Total Revenue.......................    305        114         82        147         77         57
                                      ------     ------     ------     ------     ------     ------
Costs and expenses..................  (1,530)    (1,402)    (1,229)    (1,165)    (1,134)     (846)
                                      ------     ------     ------     ------     ------     ------
Loss from operations................  (1,225)    (1,288)    (1,147)    (1,018)    (1,057)     (789)
Other income (loss).................    247        686        220       (459)       330        247
Loss before income taxes and
  amortisation of goodwill..........   (978)      (602)      (927)     (1,477)     (727)      (542)
Provision for income taxes..........     --         --         --         --         --         --
Loss before amortisation of
  goodwill..........................   (978)      (602)      (927)     (1,477)     (727)      (542)
Amortisation of goodwill............   (533)      (533)      (532)      (533)      (533)      (398)
                                      ------     ------     ------     ------     ------     ------
Net loss............................  (1,511)    (1,135)    (1,459)    (2,010)    (1,260)     (940)
                                      ------     ------     ------     ------     ------     ------
                                      CENTS      CENTS      CENTS      CENTS      CENTS      CENTS
                                      ------     ------     ------     ------     ------     ------
Net loss per share..................  (0.06)     (0.03)     (0.03)     (0.04)     (0.03)     (0.02)
                                      ======     ======     ======     ======     ======     ======
                                      NUMBER     NUMBER     NUMBER     NUMBER     NUMBER     NUMBER
                                      ------     ------     ------     ------     ------     ------
Weighted average number of shares
  outstanding.......................  26,426     34,501     46,942     46,942     46,942     46,942
                                      ======     ======     ======     ======     ======     ======
                                         A$         A$         A$         A$         A$        US$
                                      ------     ------     ------     ------     ------     ------
Total assets........................  2,487      2,060      1,357        717        167        125
Total liabilities...................  3,421        660      1,542      2,344      3,405      2,540
                                      ------     ------     ------     ------     ------     ------
Stockholders' equity (deficiency)...   (934)     1,400       (185)     (1,627)    (3,238)    (2,415)
                                      ======     ======     ======     ======     ======     ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOREIGN CURRENCY TRANSLATION

     The majority of the Company's administrative operations are in Australia and, as a result, its accounts are maintained in Australian dollars. The income and expenses of its foreign operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate. The following table shows the average rates of exchange of the Australian dollar as compared to the US dollar during the periods indicated.

     YEAR ENDED JUNE 30,
------------------------------
1993 -- A$1.00  =   US$0.665
1994 -- A$1.00  =   US$0.724
1995 -- A$1.00  =   US$0.711
1996 -- A$1.00  =   US$0.787
1997 -- A$1.00  =   US$0.7459

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1997 VERSUS YEAR ENDED JUNE 30, 1996

     Sales revenue increased from A$30,000 for the year ended June 30, 1996 to A$66,000 (US$49,000) for the year ended June 30, 1997 as a result of the increase in commercial activities of Solmecs. Other income reduced from A$117,000 for the year ended June 30, 1996 to A$11,000 (US$8,000) for the year ended June 30, 1997. A$7,000 (US$5,000) was received during the year from external consulting services compared to A$76,000 for the year ended June 30, 1996. In addition, during the year ended June 30, 1996 interest income on a debt was received amounting to A$48,000 compared with A$4,000 (US$3,000) for the year ended June 30, 1997.

     Costs and expenses decreased from A$1,165,000 for the year ended June 30, 1996 to A$1,134,000 (US$846,000) for the year ended June 30, 1997. The decrease is a net result of

          (i) an increase in the cost of sales from A$23,000 for the year ended June 30, 1996 to A$63,000 (US$47,000) for the year ended June 30, 1997 which is directly comparable to the increase in sales in revenue.

          (ii) an increase in interest expense from A$185,000 for the year ended June 30, 1996 to A$259,000 (US$193,000) for the year ended June 30, 1997 which is a result of the increase in the level of borrowings of the Company.

          (iii) a decrease in salaries and wages from A$544,000 for the year ended June 30, 1996 to A$393,000 (US$293,000) for the year ended June 30, 1997. In early 1996 the Company made a decision to close its administration offices in Jerusalem and shift the administration function of Solmecs to Beer-Sheva which is close to the Ben-Gurion University where the Company's research and development program is conducted. This decision resulted in the decrease in salaries and wages.

          (iv) an increase in administrative expenses from A$153,000 for the year ended June 30, 1996 to A$212,000 (US$158,000) as a result of the costs involved in the negotiation for the sale of Solmecs details of which are set out in the section, "Item 1 -- Business -- General" and as a result of an increase in marketing expenses incurred by Solmecs due to the beginning of commercialisation of the Heatex shower programmer and control "thermo Fix".

          (v) a decrease in research and development from A$94,000 for the year ended June 30, 1996 to A$72,000 (US$55,000) for the year ended June 30, 1997 due to a cost control program within Solmecs.

          (vi) a decrease in travel and accommodation from A$57,000 for the year ended June 30, 1996 to A$34,000 (US$25,000) for the year ended June 30, 1997 due to a decrease in the foreign travel necessary as there was no income from the Ilzro Project and a general control of costs.

     As a result of the foregoing, the Company incurred a loss from operations of A$1,057,000 (US$789,000) for the year ended June 30,1997 compared with a loss of $A1,018,000 for the year ended June 30, 1996.

     The Company recorded an unrealised foreign exchange gain of A$332,000 (US$248,000) for the year ended June 30,1997 compared with an unrealised foreign exchange loss for the year ended June 30, 1996 of A$546,000. This was a result of the movements in the exchange rate between the Australian dollar and the US dollar. The Company's loan accounts are denominated in US dollars.

     As a result of the foregoing, the Company recorded a loss before income tax and amortisation of goodwill of A$727,000 (US$542,000) for the year to June 30,1997 compared with a loss of A$1,477,000 the year ended June 30, 1996.

     The Company was not required to provide for income tax during the year ended June 30, 1997 or 1996. Amortisation of goodwill A$533,000 (US$398,000) for both 1997 and 1996. However, the Company has now fully amortised the goodwill resulting from the initial purchase of Solmecs in 1987 and the financial results will not be affected by amortisation of goodwill in future years.

     As a result, the Company recorded a net loss of A$1,260,000 (US$940,000) for the year ended June 30, 1997 compared with a net loss of A$2,010,000 for the year ended June 30, 1996. This reduced the loss per Common Equivalent Share to A$0.03 (US$0.02) from A$0.04. The weighted number of Common Equivalent Shares Outstanding was unchanged.

YEAR ENDED JUNE 30, 1996 VERSUS YEAR ENDED JUNE 30, 1995

     Revenues increased from A$82,000 for the year ended June 30, 1995 to A$147,000 for the year ended June 30, 1996. Sales revenue increased from A$nil for the year ended June 30, 1995 to A$30,000 for the year ended June 30, 1996 as a result of the commencement of commercial activities of Solmecs. The other income during the year ended June 30, 1996 comprised A$76,000 for contracting services received from external parties and interest income amounting to A$48,000 on a debt outstanding. There were no comparable amounts in the prior year. In the year ended June 30, 1995 the other income represented grants from the Israeli government for which there were no comparable amounts in the year ended June 30, 1996.

     Cost and expenses decreased approximately 8% from $1,229,000 for the year ended June 30, 1995 to A$1,165,000 for the year ended June 30, 1996. The significant changes in cost and expenses were as follows

          (i) an increase in the cost of sales from A$nil for the year ended June 30, 1995 to A$23,000 for the year ended June 30, 1996 which is directly comparable to the increase in sales revenue as a result of the commencement of commercial activities of Solmecs.

          (ii) increase in the interest expense from A$67,000 for the year ended June 30, 1995 to A$185,000 for the year ended June 30, 1996 as a result of the increase in the level of debt of the Company as the Company was funded by loans.

          (iii) reduction in legal, accounting and professional expenses from A$141,000 for the year ended June 30, 1995, to A$95,000 for the year ended June 30, 1996. During the year the Company moved its offices in Israel from Jerusalem to Beer-Sheva where the Ben-Gurion University was located and achieved a reduction in costs by utilising cheaper office space.

          (iv) reduction in salaries and wages from A$700,000 for the year ended June 30, 1995 to A$544,000 for the year ended June 30, 1996. As discussed under point (ii) above, the Company achieved savings as a result of the move of its administrative offices from Jerusalem to Beer-Sheva and, at the same time, was able to reduce the number of administration staff working for Solmecs.

          (v) decrease in research and development costs from A$129,000 for the year ended June 30, 1995, to A$94,000 for the year ended June 30, 1996.

          (vi) increase in travel and accommodation from A$21,000 for the year ended June 30, 1995, to A$57,000 for the year ended June 30, 1996.

     As a result of the foregoing, the Company incurred a reduced loss from operations of A$1,018,000 for the year ended June 30, 1996 compared to a loss of A$1,147,000 for the year ended June 30, 1995.

     An unrealised gain of A$2,000 was recorded on the Company's investments during the year compared to an unrealised loss on the same investments of A$14,000 in the year to June 30, 1995. This was a result of the Company's policy of valuing investments at market value.

     In 1995, the Company recorded a gain of A$125,000 on the disposal of a significant portion of its investment in Solmecs Flow Ice Limited ("SFI") and TFC. During that period the Company entered into an agreement with the former managing director of Solmecs whereby Solmecs was released from liabilities to SFI, TFC and the former managing director of Solmecs and in exchange the Company agreed to transfer a 16.7% interest in SFI and a 24% interest in TFC to the former managing director of Solmecs. The Company made a decision to concentrate on the LMMHD Project which is the property of Solmecs and did not wish to invest any funds or the time of its executives on the activities on SFI and TFC. As a result, the Company was prepared to dispose of the above-mentioned interests in SFI and TFC. There was no such disposal in the year ended June 30, 1996.

     The Company realised a foreign currency exchange loss of A$546,000 for the year ended June 30, 1996, compared to a foreign currency exchange gain of A$109,000 for the year ended June 30, 1995. This was a result of the movements in the exchange rate between the Australian dollar and the US dollar. The Company's loan accounts are denominated in US dollars.

     A debt owed to a subsidiary company was repaid during the 12 months ended June 30, 1996. The subsidiary company had previously believed that it would not be able to collect this receivable and provided for the amount as a doubtful debt. As a result of the repayment, the subsidiary company recorded a gain of A$79,000. There was no comparable amount in the year ended June 30, 1995.

     As a result of the foregoing the Company recorded a loss before income tax and amortisation of goodwill of A$1,477,000 (US$1,163,000) for the year ended June 30, 1996 compared to a loss of A$927,000 for the year ended June 30, 1995.

     The Company was not required to provide for income tax during the year ended June 30, 1996 or the year ended June 30, 1995. Amortisation of goodwill amounted to A$533,000 for the year ended June 30, 1996 compared to A$532,000 for the year ended June 30, 1995.

     As a result the Company recorded a net loss of A$2,010,000 for the year ended June 30, 1996 compared to a net loss of A$1,459,000 for the year ended June 30, 1995.

     Certain amounts and details in this section headed "Year ended June 30, 1996 versus Year ended June 30, 1995" have been amended as a result of the reclassification of financial information.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997 the Company had short term obligations of A$406,000 (US$303,000) consisting of accounts payable and accrued expenses.

     The Company also has long term obligations of A$2,999,000 (US$2,237,000) at June 30, 1997 which are amounts owed to Chevas of which Mr J I Gutnick, President of Bayou, is a Director.

     The Company anticipates it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to unable these loans to be repaid or other arrangements can be put in place for repayment of these debts. In addition, the Company has historically relied on loans and advances from affiliates to meet the Company's cash flow requirements which based on discussions with the affiliates the Company believes will continue to be available during fiscal 1998 and 1999.

     As set out in "Item 1 -- Business -- Recent Developments" the Company is negotiating the sale of Solmecs which will relieve the Company of its requirements to fund the LMMHD project.

     In the event that the sale of Solmecs does not proceed the Company will be required to consider the ongoing operations of Solmecs.

     Other than the arrangements noted above, the Company has not confirmed any other arrangements for ongoing funding. As a result, the Company may be required to raise funds by additional debt or equity offerings and/or increased revenues for operations in order to meet its cash flow requirements during the forthcoming year of which there can be no assurance.

     The Independent Auditors' Report on the Company's audited financial statements contains an explanatory paragraph with respect to the ability of the Company to continue as a going concern.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.

     Certain information contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbour" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-K contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including the strength of domestic and foreign economies, slower than anticipated completion of research and development projects, and movements in foreign exchange rates.

INFLATION

     To date the Company believes that inflation has not had a material adverse impact on its operations in Australia. In the United States the Company's activities to date have been principally related to the exploration preliminary testing of certain mineral claims and, although the Company has not operated in the United States during a period of significant inflation, management believes that inflation would not have a material adverse affect on such operations in this country.

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

     Under the U.S./Australia tax treaty, a U.S. resident corporation, such as the Company is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a "permanent establishment" in Australia. A "permanent establishment" is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although the Company considers that it does not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition the Company may receive interest or dividends from time to time.

IMPACT OF AUSTRALIAN GOVERNMENTAL, ECONOMIC, MONETARY OR FISCAL POLITICS

     Although Australian taxpayers are subject to substantial regulation, the Company believes that its operations are not materially impacted by such regulations nor is it subject to any broader regulations or governmental policies than most Australian taxpayers.

ITEM 8.  NOT APPLICABLE

ITEM 9.  NOT APPLICABLE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

NAME                               AGE                       POSITION(S) HELD
---------------------------------  ---    ------------------------------------------------------
Joseph I. Gutnick................  45     Chairman of the Board, President, Chief Executive
                                          Officer and Director
Henry Herzog.....................  56     Vice President and Director
Joseph Hayden Barry..............  56     Vice President and Director
Eduard Eshuys....................  52     Vice President and Director
David Tyrwhitt...................  59     Director
Peter Lee........................  40     Director, Assistant Secretary, Chief Financial Officer
                                          and Chief Accounting Officer.

     JOSEPH I. GUTNICK. Mr. Gutnick has been the Chairman of the Board, President and Chief Executive Officer of the Company since March, 1988. Mr. Gutnick has been a Director of numerous public companies in Australia since 1980 specialising in the mining sector including Great Central Mines Limited ("Great Central") (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur Mining & Exploration Limited ("Centaur"), and Johnson's Well Mining N.L. ("Johnson's Well") (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).

     HENRY HERZOG. Mr. Herzog served as the President and Chief Executive Officer of the Company from May, 1986, to March, 1988. In March, 1988, Mr. Herzog became a Vice President of the Company and Mr. Gutnick became President and Chief Executive Officer of the Company. Mr. Herzog has served as a Director of the Company since May 1986. Mr. Herzog was a Director of Australia Wide from 1982 to June 1988 and was a Director of numerous subsidiaries of Australia Wide from 1983 to June 1988. Since 1991, he has been involved in hotel management, consulting and investment.

     JOSEPH HAYDEN BARRY. Mr. Barry was appointed a Director of the Company in January, 1992. Mr. Barry is a Fellow of the Chartered Institute of Company Secretaries in Australia Ltd, a Fellow of the Institute of Company Directors in Australia and an Associate of the Chartered Institute of Management Accountants in Australia. He holds a degree in Financial Control from the University of Lancaster (UK) and is a Certified Practising Accountant. He has over 25 years business experience. Mr. Barry is a Director and Company Secretary of several publicly listed companies in Australia including Great Central (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur, and Johnson's Well (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).

     EDUARD ESHUYS. Mr. Eshuys has been a Director of the Company since June, 1991. Mr. Eshuys is a Fellow of the Australian Institute of Mining and Metallurgy and a Fellow of the Institute of Company Directors in Australia. He is a Geologist holding a Bachelor of Science degree from the University of Tasmania. He has 20 years experience in mineral exploration and management and in the development and operation of gold mines in Australia. Mr. Eshuys is a Director of several publicly listed companies in Australia in the mining industry including Great Central (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur, and Johnson's Well (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).

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

     PETER LEE. Mr. Lee has been Chief Financial Officer and Chief Accounting Officer since August 1989 and was appointed as a Director on February 9, 1996. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of the Chartered Institute of Company Secretaries in Australia Ltd, and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 16 years commercial experience and is currently General Manager Corporate of several publicly listed companies in Australia including Great Central (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur and Johnson's Well (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).

KEY PERSONNEL

     The following persons, although not executive officers of the Company, make significant contributions to the business of Solmecs.

     DR. IAN SMITH is a member of the Scientific Advisory Panel of Solmecs and is a Reader at the City University, London, and specialist in binary thermodynamic cycles. Dr. Smith was the originator of the TFC technology.

     HERMAN BRANOVER. Professor Branover is the Chief Scientist of Solmecs. He graduated from Leningrad Polytechnical Institute in 1953 and earned a PhD and DSc in MHD from the Moscow Aviation Institute in 1962. In 1971 he earned the title of Full Professor from the Ministry of Higher Education of the former U.S.S.R. and held various teaching and research positions within the former U.S.S.R. in the field of MHD, fluid flow, turbulence and energy conversion.

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

     Professor Branover has 14 patents registered to his name in the U.S.S.R., U.S.A. and Israel, has authored 17 books, and to date, has authored or co-authored more than 200 scientific journal publications.

ITEM 11.  EXECUTIVE COMPENSATION

     No officer individually and no group of officers and Directors received any compensation for their services on behalf of or rendered to the Company for the fiscal year ended June 30,1997 other than is noted below.

     In accordance with the Service Agreement, the Company paid AWI Admin A$16,500 for the fiscal year ended June 30, 1997, for services rendered and facilities provided by AWI Admin to the Company including providing the services of the Company's Chief Executive Officer and Chief Financial Officer.

     For additional information about the Service Agreement and the Consulting Agreement see "Item 1 -- Business -- Employees" and "Item 13 -- Certain Relationships and Related Transactions".

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

COMPENSATION PURSUANT TO PLANS

     The Company does not have any pension or profit sharing plans and no contributions were made to any employee benefit or health plan during the year ended June 30, 1997.

COMPENSATION OF DIRECTORS

     It is the policy of the Company to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings. In the year ended June 30, 1997, one of the non-executive Directors was paid A$16,000 for services as a Director and a further Director was paid a retirement benefit of A$38,978 upon his retirement as a Director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, to the best of the Company's knowledge, the number of shares beneficially owned as of September 16, 1997, by (i) each of the current Executive Officers and Directors of the Company; (ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Exchange Act) who beneficially owns more than 5% of the Common Stock, and (iii) all current Directors and officers of the Company as a group.

                  NAME AND ADDRESS                     NUMBER OF SHARES OWNED     PERCENT OF SHARES(1)
-----------------------------------------------------  ----------------------     --------------------
Centaur..............................................         5,076,000                   10.8%
Mamash Ltd...........................................         5,426,388                   11.6%
A.W.I. Administration Services Pty. Ltd. ............         4,589,795                    9.8%
Edensor Nominees Proprietary Limited.................        20,046,207                   42.7%
Henry Herzog.........................................                --(3)
Joseph I. Gutnick....................................        21,079,207(2)(3)             44.9%
                                                                       (4)(5)(6)
Stera M. Gutnick.....................................        20,566,207(4)(6)             43.8%
Eduard Eshuys........................................               100(2)                    *
Hayden Barry.........................................                --(2)
Peter Lee............................................                --(2)
David Tyrwhitt.......................................                --(2)
All officers and directors as a group (7 persons)....        21,079,307                   44.9%

---------------
 *  Represents less than 1% of the outstanding Common Stock.

(l) Based upon 46,941,789 shares outstanding.

(2) Does not include (i) 941,651 shares of Common Stock beneficially owned by Australia Wide or (ii) 5,076,000 shares of Common Stock beneficially owned by Centaur or (iii) 178,985 shares of Common Stock beneficially owned by Mt. Kersey Mining N.L. or (iv) 541,585 shares of Common Stock beneficially owned by Australian Gold Resources Limited or (v) 38,376 shares of Common Stock beneficially owned by Quantum Resources Limited, and (vi) 4,589,795 shares of Common Stock owned by AWI Admin of which companies Messrs Gutnick, Tyrwhitt, Eshuys, Barry and Lee are officers and/or Directors as they disclaim beneficial ownership to those shares.

(3) Does not include 50,000 shares of Common Stock beneficially owned by Solmecs of which Mr. Gutnick who is an officer and Director of Solmecs disclaims beneficial ownership to those shares.

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

(6) Joseph I. Gutnick and Stera M. Gutnick are husband and wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with the Service Agreement, AWI Admin provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer and clerical employees as well as office facilities, equipment, administrative and clerical services. As compensation therefore, the Company pays AWI Admin for the actual cost of such facilities and services plus a maximum service fee of 15%. The Company paid AWI Admin A$16,500 in respect of the Service Agreement for fiscal 1997. The Service Agreement may be terminated by written notice by either party.

     Transactions with Management. The Company has a policy that it will not enter into any transaction with an officer, Director or affiliate of the Company or any member of their families unless the transaction is approved by a majority of the disinterested Directors of the Company and the disinterested majority determines that the terms of the transaction are no less favourable to the Company than the terms available from non-affiliated third parties or are otherwise deemed to be fair to the Company at the time authorised.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                          BAYOU INTERNATIONAL, LTD.
                                          (Registrant)

                                          By: /s/ JOSEPH GUTNICK
                                            ------------------------------------
                                            Joseph Gutnick
                                            President

Dated: October 1, 1997

                           [FORM 10-K SIGNATURE PAGE]

     Pursuant to the requirements Of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                     DATE
------------------------------------------     -----------------------------   -----------------
/s/ JOSEPH GUTNICK                             Chairman of the Board,            October 1, 1997
------------------------------------------     President and Chief Executive
Joseph Gutnick                                 Officer (Principal Executive
                                               Officer) and Director

/s/ PETER LEE                                  Director, Assistant               October 1, 1997
------------------------------------------     Secretary, Chief Financial
Peter Lee                                      Officer and Principal
                                               Financial and Accounting
                                               Officer

/s/ HENRY HERZOG                               Vice President and Director       October 1, 1997
------------------------------------------
Henry Herzog
/s/ DAVID TYRWHITT                             Vice President and Director       October 2, 1997
------------------------------------------
David Tyrwhitt

/s/ JOSEPH HAYDEN BARRY                        Vice President and Director       October 1, 1997
------------------------------------------
Joseph Hayden Barry

/s/ EDUARD ESHUYS                              Vice President and Director       October 1, 1997
------------------------------------------
Eduard Eshuys

                                 EXHIBIT INDEX

                                                                                         PAGE NO.
  INCORPORATED BY      EXHIBIT                                                          SEQUENTIAL
   REFERENCE TO          NO.                           EXHIBITS                         NO. SYSTEM
-------------------    -------     -------------------------------------------------    ----------
(1) Exhibit 3.1           3.1      Certificate of Incorporation of the Registrant.
(1) Exhibit 3.2           3.2      By-laws of the Registrant.
(2) Exhibit B             3.3      Amendment to Certificate of Incorporation
(3) Exhibit 10.5         10.4      Service Agreement dated November 25, 1988, by and
                                   between the Registrant and AWI Administration
                                   Services Pty. Ltd.
                          *21      List of Subsidiaries
                          *99      Reports of other Accountants upon whom the
                                   Principal Accountant is relying.

---------------
 *  Filed herewith.

(1) Registrant's Registration Statement on Form S-l (File No. 33-14784).

(2) Registrant's Definitive Information Statement dated April 10, 1997.

(3) Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1989.

                    BAYOU INTERNATIONAL, LTD AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

                      (WITH INDEPENDENT AUDITOR'S REPORT)

                                    CONTENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditor.........................................................     1
Consolidated Balance Sheets...........................................................     2
Consolidated Statements of Operations.................................................     3
Consolidated Statements of Stockholders' Equity.......................................     4
Consolidated Statements of Cash Flows.................................................     5
Notes to Consolidated Financial Statements............................................  6-10

DAVID T. THOMSON P.C.                                CERTIFIED PUBLIC ACCOUNTANT

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Bayou International, Ltd

     I have audited the accompanying consolidated balance sheets of Bayou International, Ltd (a Delaware corporation) and Subsidiary at June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits. I did not audit the financial statements of Solmecs Corporation, N.V., a subsidiary of Bayou International, Ltd., which statements reflect total assets of A$166,151, A$180,997 and A$286,065 as of June 30, 1997, 1996 and 1995,
respectively and total revenues of A$76,744, A$147,367 and A$82,175, respectively, for the years then ended. Those statements were audited by other auditors whose reports have been furnished to me, and my opinion, insofar as it relates to the amounts included for Solmecs Corporation, N.V., is based solely on the reports of the other auditors.

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

     In my opinion, based on my audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bayou International, Ltd. And Subsidiary at June 30, 1997 and 1996 and the results of its operations and its cash flows for each of three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiary will continue as going concerns. As discussed in Note (8) to the consolidated financial statements, the Company and its subsidiary have suffered recurring losses from operations, have no net working capital and have stockholders' deficits. These factors raise substantial doubt as to the consolidated entities, ability to continue as going concerns. Management's plans in regard to these matters are discussed in Note(8). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ David T. Thomson P.C.

Salt Lake City, Utah
September 12, 1997

    180 South 300 West, Suite 329, Salt Lake City, Utah 84101 (801) 328-3900

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

                                                              AUSTRALIAN DOLLARS      CONVENIENCE
                                                              -------------------     TRANSLATION
                                                              A$000'S     A$000'S      US$000'S
                                                               1996        1997          1997
                                                              -------     -------     -----------
ASSETS
Current Assets:
  Cash......................................................       73          53            40
  Accounts Receivable, net..................................       53          63            47
  Investments...............................................        3          --            --
                                                              -------     -------       -------
          Total Current Assets..............................      129         116            87
                                                              -------     -------       -------
Other Assets:
  Property and Equipment, net                                      55          51            38
  Goodwill, net.............................................      533          --            --
                                                              -------     -------       -------
          Total Other Assets................................      588          51            38
                                                              -------     -------       -------
          Total Assets......................................      717         167           125
                                                              -------     -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Expenses.....................      346         406           303
                                                              -------     -------       -------
          Total Current Liabilities.........................      346         406           303
Long-Term Debt..............................................    1,998       2,999         2,237
                                                              -------     -------       -------
          Total Liabilities.................................    2,344       3,405         2,540
                                                              -------     -------       -------
Stockholders' Equity (Deficit):
  Common stock: $0.20 par value 100,000,000 shares
     authorised, 46,941,789 shares issued and outstanding...    9,388       9,388         7,003
  Additional Paid-in-Capital................................   11,592      11,592         8,646
  Retained Deficits.........................................  (22,531)    (23,791)      (17,745)
                                                              -------     -------       -------
          Total Stockholders' Deficit.......................   (1,627)     (3,238)       (2,415)
                                                              -------     -------       -------
          Total Liabilities and Stockholder's Equity........      717         167           125
                                                              =======     =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                                          CONVENIENCE
                                                                                          TRANSLATION
                                                      A$000'S     A$000'S     A$000'S      US$000'S
                                                       1995        1996        1997          1997
                                                      -------     -------     -------     -----------
Revenues
Sales...............................................      --          30          66             49
Other Income........................................      82         117          11              8
                                                      ------      ------      ------         ------
                                                          82         147          77             57
                                                      ------      ------      ------         ------
Cost and expenses
Cost of sales.......................................      --          23          63             47
Interest Expense....................................      67         185         259            193
Legal, Accounting Professional......................     141          95          89             66
Depreciation & Amortisation.........................      15          14          12              9
Salaries & Wages....................................     700         544         393            293
Administrative......................................     156         153         212            158
Research and Development............................     129          94          72             55
Travel and Accommodation............................      21          57          34             25
                                                      ------      ------      ------         ------
                                                       1,229       1,165       1,134            846
                                                      ------      ------      ------         ------
Loss from Operations................................  (1,147)     (1,018)     (1,057)          (789)
                                                      ------      ------      ------         ------
Unrealised Gain (Loss) on Investments...............     (14)          2          --             --
Gain (Loss) on Disposition of Assets................     125           6          (2)            (1)
Foreign Currency Exchange Gain......................     109        (546)        332            248
Bad Debt (Expense) Recovery.........................      --          79          --             --
                                                      ------      ------      ------         ------
                                                         220        (459)        330            247
                                                      ------      ------      ------         ------
Loss before Income Tax and Amortisation of
  Goodwill..........................................    (927)     (1,477)       (727)          (542)
Provision for Income Tax............................      --          --          --             --
                                                      ------      ------      ------         ------
Loss before Amortisation of Goodwill................    (927)     (1,477)       (727)          (542)
Amortisation of Goodwill............................    (532)       (533)       (533)          (398)
                                                      ------      ------      ------         ------
Net Loss............................................  (1,459)     (2,010)     (1,260)          (940)
                                                      ======      ======      ======         ======
Earnings (Loss) per Common Equivalent Share.........    (0.3)       (0.4)       (.03)          (.02)
                                                      ======      ======      ======         ======
Weighted Number of Common Equivalent Shares
  Outstanding.......................................  46,942      46,942      46,942         46,942
                                                      ======      ======      ======         ======

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             JUNE 30, 1997 AND 1996

                                                       COMMON        RETAINED     CUMULATIVE
                                     ADDITIONAL        STOCK         PAID-IN      TRANSLATION     EARNINGS
                                       SHARES          AMOUNT        CAPITAL      ADJUSTMENTS     (DEFICIT)
                                     ----------     ------------     --------     -----------     --------
                                      A$000'S         A$000'S        A$000'S        A$000'S       A$000'S
Balance June 30, 1994..............    46,942           9,388         11,592          (518)        (19,062)

Net Loss...........................        --              --             --            --          (1,459)
Foreign Currency Translation.......        --              --             --          (126)             --
                                       ------           -----         ------          ----         -------
Balance June 30, 1995..............    46,942           9,388         11,592          (644)        (20,521)

Net Loss...........................        --              --             --            --          (2,010)
Foreign Currency Translation.......        --              --             --           568              --
                                       ------           -----         ------          ----         -------
Balance June 30, June 1996.........    46,942           9,388         11,592           (76)        (22,531)

Net Loss...........................        --              --             --            --          (1,260)
Foreign Currency Translation.......        --              --             --          (351)             --
                                       ------           -----         ------          ----         -------
Balance June 30, 1997..............    46,942           9,388         11,592          (427)        (23,791)
                                       ======           =====         ======          ====         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                                        CONVENIENCE
                                                                                        TRANSLATION
                                                       A$000'S    A$000'S    A$000'S     US$000'S
                                                        1995       1996       1997         1997
                                                       ------     ------     ------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss.............................................  (1,459)    (2,010)    (1,260)        (940)
Adjustments
Foreign Currency Translation.........................    (126)       568       (351)        (262)
Depreciation & Amortisation..........................     547        547        545          407
(Gain) Loss on Disposal of Assets....................      (9)        (6)         2            1
Unrealised Gain (Loss) on Investments................      --         (2)        --           --
Recovery (Provision) for Bad debt....................      --         79         --           --
Net Change In :
Accounts Receivable..................................      60         33        (10)          (7)
A/P & Accrued Expenses...............................      62       (335)        60           45
                                                       ------     ------     ------         ----
Net Cash Provided by (Used in) Operating
  Activities.........................................    (925)    (1,126)    (1,014)        (756)
                                                       ------     ------     ------         ----
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures.................................     (22)        (7)        (8)          (6)
Net Proceeds from Investments........................     (35)        (2)         1            1
                                                       ------     ------     ------         ----
Net Cash Provided by (Used in) Investing
  Activities.........................................     (57)        (9)        (7)          (5)
                                                       ------     ------     ------         ----
CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of Long Term Debt..........................      --         --         --           --
Net Borrowing under Credit Line Arrangements.........      32        (73)        --           --
Borrowing From Affiliates............................     788      1,210      1,001          747
New Borrowing........................................      --         --         --           --
                                                       ------     ------     ------         ----
Net Cash Provided by (Used in) Financing
  Activities.........................................     820      1,137      1,001          747
                                                       ------     ------     ------         ----
Net Increase (Decrease) in Cash......................    (162)         2        (20)         (14)
Cash at Beginning of Year............................     233         71         73           54
                                                       ------     ------     ------         ----
Cash at End of Year..................................      71         73         53           40
                                                       ======     ======     ======         ====
Supplemental Disclosures
Common Stock Issued in Lieu of Debt Repayment........      --         --         --           --
Interest Paid (Net Capitalised)......................      --         15        256          191
Income Taxes Paid....................................      --         --         --           --

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

(1)  ORGANIZATION

     Bayou International, Ltd. ("Bayou") is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 42.7% of Bayou as of June 30, 1997.

     Bayou's subsidiary is Solmecs Corporation N.V. ("Solmecs"), which it acquired a controlling interest of on September 3, 1987 and 100% ownership on January 2, 1992.

     Bayou is primarily engaged in the research and development of high efficiency, low pollution or pollution-free products and technologies in the energy conversion and conversation fields through its 100%-owned subsidiary Solmecs. All revenue is from contracted services provided by Solmecs. Almost all of Bayou's operating expenses are of a general and administrative and research and development nature.

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

     (b) Revenue Recognition

          Research grants and contracts are recognised at the time granted and commercial sales through Bayou's subsidiary are recognised on an accrual basis.

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

     (d) Financial Instruments

          The following methods and assumptions were used by Bayou to estimate the fair values of financial instruments as disclosed herein:

             (i) Cash and Equivalents -- The carrying amount approximates fair value because of the short period to maturity of the instruments.

             (ii) Investment Securities -- For both trading securities and available-for-sale securities, the carrying amounts approximate fair value which is based on quoted market prices.

             (iii) Long-term Debt -- The fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to Bayou having the same or similar remaining maturities and collateral requirements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

     (e) Investment Securities

          Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. The classification of these securities and the related accounting policies are as follows:

             (i) Trading securities are held for resale in anticipation of short-term fluctuations in market prices. Trading securities consisting primarily of actively traded marketable equity securities are stated at fair value. Realised and unrealised gains and losses are included in income.

             (ii) Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale are stated at fair value and unrealised holding gains and losses net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

             (iii) Dividends on marketable equity securities are recognised in income when declared. Realised gains and losses are included in income. Realised gains and losses are determined on the actual cost of the securities sold.

     (f) Cash and Cash Equivalents

          Bayou considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. For the periods presented there were no cash equivalents. There were no non-cash investing or financing activities.

     (g) Property and Equipment

          Property and equipment is stated at the lower of historical cost or market or in the case of acquisitions from related parties at the lower of historical cost to the related party or market. Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment.

     (h) Income Tax

          Income taxes are provided on financial statement income. For the periods presented there was no taxable income. There are no deferred income taxes resulting from timing differences in reporting certain income and expense items for income tax and financial accounting purposes. Bayou at this time is not aware of any net operating losses which are expected to be realised.

     (i) Earnings (loss) per share

          Primary (loss) per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the period.

     (j) Goodwill

          Goodwill principally from the acquisition of Solmecs in 1987 and 1992 represents the excess of cost over fair value of net assets acquired and is being amortised over ten years using the straight-line method.

     (k) Convenience Translation to US$

          The consolidated financial statements at June 30, 1997 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 1997 (AUS $1.00=US $.7459). The translation was made solely for the convenience of readers in the United States.

     (l) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

     (m) Research and Development

          Research and development costs are charged to operations as incurred.

                                                                           A$000'S       A$000'S
                                                                            1996          1997
                                                                           -------       -------
(3)  ACCOUNTS RECEIVABLE

     Accounts Receivable at June 30, 1996 and 1997 includes:

       Miscellaneous Receivables.........................................      53            63
       Less Allowance for Doubtful Account...............................      --            --
                                                                             ----          ----
       Net...............................................................      53            63
                                                                             ====          ====

(4)  INVESTMENT SECURITIES

     The following is a summary of Investment Securities, 1996 and 1997:

       Trading Securities:
       Marketable Equity Securities, at cost.............................       1            --
       Gross Unrealised Gains............................................       2            --
       Gross Unrealised Losses...........................................      --            --
                                                                             ----          ----
       Marketable Equity Securities, at fair value.......................       3            --
                                                                             ====          ====

(5)  PROPERTY

     Property at June 30, 1996 and 1997 includes:

       Office Furniture & Equipment......................................     170           185
       Motor Vehicles....................................................      38            40
                                                                             ----          ----
                                                                              208           225
       Less Accumulated Depreciation.....................................    (153)         (174)
                                                                             ----          ----
                                                                               55            51
                                                                             ====          ====

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

(6)  SHORT TERM AND LONG-TERM DEBT

     The following is a summary of Bayou's borrowing arrangements as of June 30, 1996 and 1997.

                                                                         A$000'S     A$000'S
                                                                          1996        1997
                                                                         -------     -------
    LONG TERM
    Loan from corporations affiliated with the President of Bayou.
      Interest accrues at the ANZ Banking Group Limited rate +1% for overdrafts over $100,000. Repayment of loan not required before
      June 30, 1998. ..................................................   1,998       2,999
    SHORT-TERM
    Overdraft arrangement with balance.................................
    Accruing interest..................................................      --          --
    Notes Payable -- Affiliates........................................      --          --
                                                                          -----       -----
              Total....................................................   1,998       2,999
                                                                          =====       =====

(7)  AFFILIATE TRANSACTIONS

     Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At June 30, 1997 Bayou had no outstanding advances to or from unconsolidated affiliated companies. $125,000, $68,000 and $14,000 of accounts payable for the years shown is due to an affiliated management company.

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

     Other than the arrangements noted above, Bayou has not confirmed any other arrangement for ongoing funding. As a result Bayou may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

(9)  COMMITMENTS

     Solmecs has entered into the following commitments:

     (a) B.G. Negev Technology and Application Ltd. (AP) and the Ben-Gurion University of the Negev -- The Research and Development Authority (RDA), jointly and severally (APRDA):

          In accordance with an agreement dated November 5, 1981, between Solmecs, Ben-Gurion University and APRDA, Solmecs' subsidiary is continuing research and development (R&D) projects which were previously carried out by APRDA on the campus of Ben-Gurion University. It was further agreed that the University would enable the projects to continue on its campus in consideration for a fee

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY for the use of the facilities. Solmecs owns the patents connected with these projects and agreed to pay royalties to APRDA at the rate of 1.75% on sales of products and at the rate of 11.5% on income from licensing fees.

          Solmecs also agreed to assume the obligations of APRDA to pay royalties to the Ministry of Energy on products developed from these R&D projects for its participation in the research and development cost of APRDA. As of June 30, 1997, this liability amounted to approximately US$308,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, Solmecs is to pay royalties to the Ministry of Energy (ME) at a reduced rate.

     Through June 30, 1997, there were no sales or income on which royalties were payable to APRDA or the ME.

     (b) International Lead Zinc Research Organisation (ILZRO)

          In connection with a research contract with ILZRO, Solmecs' subsidiary agreed to pay ILZRO a fee for any lead used in future production by the subsidiary. The total fee commitment is limited to US$1,864,000. Through June 30, 1997, the subsidiary has not used any lead for which it is required to pay fees.

     (c) Chief Scientist of the Government of Israel

          For the period from 1981 to 1991, Solmecs' subsidiary received participation from the Chief Scientist of $2,274,420 towards the cost of a research and development project. In return, the subsidiary is required to pay royalties at the rate of 2% of sales of know-how or products derived from the project. Through June 30, 1997, no royalties were payable.

(10)  SUBSEQUENT EVENT

     In March 1997, Bayou commenced negotiations with SCNV Acquisition Corp ("SCNV") for the sale of Bayou's subsidiary Solmecs to SCNV. A letter of intent was signed on May 5, 1997 and agreements to effect the sale are in the process of being negotiated. It is intended that, as part of the sale of Solmecs, Bayou will acquire a 24% interest in SCNV.

     The sale of Solmecs is subject to the approval of shareholders of Bayou. Following the signing of formal contracts for the sale of Solmecs, Bayou will prepare and distribute an Information Memorandum for the purpose of seeking shareholder approval.