Form 10-Q
period 1997-09-30
BAYOU INTERNATIONAL LTD
filed 1997-11-14
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                    FORM 1O-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended    September 30 1997     or
                               -----------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
                           Yes   x                            No
                              _______                           _______

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 46,941,789 outstanding shares on Common Stock, as of the latest practicable date. There were 46,941,789 outstanding shares of Common Stock as of September 30, 1997.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         INTRODUCTION TO INTERIM FINANCIAL STATEMENTS.

         The interim financial statements included herein have been prepared by Bayou International, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and September 30, 1996, the results of its operations for the three month periods ended September 30, 1997 and September 30, 1996, and the changes in its cash flows for the three-month periods ended September 30, 1997 and September 30, 1996, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION
         PRESENTED IS IN AUSTRALIAN DOLLARS.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                        September 30, 1997, June 30, 1997
                             and September 30, 1996
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)
                                     ASSETS

                                                    Sept 30          June 30           Sept 30
                                                     1997             1997              1996
                                                     ----             ----              ----
Current Assets:
    Cash                                          $     62          $     53          $    113
    Accounts Receivable, net                            71                63                54
    Investments                                         --                --                 3
                                                  --------          --------          --------

        Total Current Assets                           133               116               170
                                                  --------          --------          --------

Other Assets:
    Property and Equipment, net                         49                51                52
    Goodwill, net                                       --                --               400
                                                  --------          --------          --------

        Total Other Assets                              49                51               452
                                                  --------          --------          --------

             Total Assets                         $    182          $    167          $    622
                                                  ========          ========          ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Bank Overdraft                                $     --          $     --          $     --
    Short-Term Notes                                    69                --                --
    Accounts Payable and
        Accrued Expenses                               413               406               305
                                                  --------          --------          --------

        Total Current Liabilities                      482               406               305
                                                  --------          --------          --------

Long-Term Debt                                       3,497             2,999             2,289
                                                  --------          --------          --------

        Total Liabilities                            3,979             3,405             2,594
                                                  --------          --------          --------

Stockholders' Equity (Deficit):
    Common Stock:  $0.20 par value
        50,000,000 shares authorized,
        46,941,789 issued and outstanding            9,388             9,388             9,388
    Additional Paid-in-Capital                      11,592            11,592            11,592
    Cumulative Translation Adjustments                (685)             (427)              (47)
    Retained Deficits                              (24,092)          (23,791)          (22,905)
                                                  --------          --------          --------

        Total Stockholders' Deficit                 (3,797)           (3,238)           (1,972)
                                                  --------          --------          --------

             Total Liabilities and
                Stockholders' Equity              $    182          $    167          $    622
                                                  ========          ========          ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
         Three Months Ended September 30, 1997, Year ended June 30, 1997 and Three Months Ended September 30, 1997
                                 (000's omitted)
                             (in Australian Dollars)
                                   (Unaudited)

                                                   3 Months            Year          3 Months
                                                    Ended              Ended           Ended
                                                   Sept 30            June 30         Sept 30
                                                     1997               1997            1996
                                                   --------           -------         --------
Revenues:
    Sales                                         $     --          $     66          $     --
    Other Income                                         6                11                 5
                                                  --------          --------          --------
                                                         6                77                 5
Costs and Expenses:
    Cost of Sales                                       --                63                --
    Management Fee                                      --                --                --
    Interest Expense                                    69               259                60
    Legal, Accounting & Professional                    48                89                22
    Depreciation & Amortization                          3                12                 3
    Administrative                                     147               639                42
    Research & Development                              20                72                88
                                                  --------          --------          --------
                                                       287             1,134               215
                                                  --------          --------          --------

Loss from Operations                                  (281)           (1,057)             (210)

    Reversal of Writeoff                              (272)               --                --
    Gain (Loss) on Disposition of Assets                 1                (2)               --
    Foreign Currency Exchange Gain (Loss)              251               332               (31)
                                                  --------          --------          --------

                                                       (20)              330               (31)
                                                  --------          --------          --------
Loss before Income Tax and
        Amortization of Goodwill                      (301)             (727)             (241)

Provision for Income Tax                                --                --                --
                                                  --------          --------          --------

Loss before Amortization of Goodwill                  (301)             (727)             (241)

    Amortization of Goodwill                            --              (533)             (133)
                                                  --------          --------          --------

Net Loss                                          $   (301)         $ (1,260)         $   (374)
                                                  ========          ========          ========

Earnings Per Common Equivalent Share              $   (.01)         $   (.03)         $   (.01)
                                                  ========          ========          ========

Weighted Number of Common
        Equivalent Shares Outstanding               46,942            46,942            46,942
                                                  ========          ========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                     September 30, 1997 and June 30, 1997,
                     September 30, 1996 and June 30, 1996,
                   and September 30, 1995, and June 30, 1995.
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)


                                                   Common Stock                             Cumulative     Retained
                                              ----------------------         Paid-In-       Translation     Earnings
                                              Shares          Amount          Capital       Adjustment     (Deficit)
                                              ------          ------          --------       --------      ----------
Balance June 30, 1995                         46,942          $9,388           $11,592         $(644)        (20,521)


     Net Income three months
        ending 9-30-95                             -               -                 -                          (684)

Foreign Currency Translation                       -               -                 -            339              -
                                           ---------      ----------         ---------        -------     ----------

Balance Sept 30, 1995                         46,942           9,388            11,592           (305)       (21,205)

     Net Income nine months
        ending 6-30-96                             -               -                 -              -         (1,326)

Foreign Currency Translation                       -               -                 -            229              -
                                           ---------      ----------         ---------       --------      ---------

Balance June 30, 1996                         46,942           9,388            11,592            (76)       (22,531)

     Net Income three months
        ending 9-30-96                             -               -                 -              -           (374)

Foreign Currency Translation                       -               -                 -             29              -
                                           ---------      ----------         ---------       --------      ---------

Balance September 30, 1996                    46,942           9,388            11,592            (47)       (22,905)

     Net Income nine months
        ending 6-30-97                             -               -                 -              -          (886)

Foreign Currency Translation                       -               -                 -          (380)              -
                                           ---------      ----------         ---------       --------      ---------

Balance June 30, 1997                         46,942           9,388            11,592           (427)       (23,791)

     Net Income three months
        ending 9-30-97                             -               -                 -              -          (301)

Foreign Currency Translation                       -               -                 -           (258)            -
                                           ---------      ----------         ---------       --------      ---------

Balance September 30, 1997                   $46,942          $9,388           $11,592          $(685)      $(24,092)
                                           =========      ==========         =========       ========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      Three Months Ended September 30, 1997
                       Year Ended June 30, 1997 and Three
                         Months Ended September 30, 1996
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)

                                                           3 Months          Year           3 Months
                                                             Ended            Ended            Ended
                                                            Sept 30         June 30          Sept 30
                                                             1997             1997            1996
                                                           --------        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                $(301)         $(1,260)         $(374)
     Adjustments:
        Foreign Currency Translation                          (258)            (351)            29
        Depreciation and Amortization                            3              545            136
                (Gain) Loss on Disposition of Assets            --                2             --
         Diminution of Value                                    --               --             --
        Reversal of Writeoff                                   272               --             --
        Change Net of Effects of Subsidiary
           Acquisitions:
             Accounts Receivable                                (8)             (10)            (1)
             A/P and Accrued Liabilities                         7               60            (41)
                                                             -----          -------          -----
             Net Cash Provided (Used) by
                Operating Activities                          (285)          (1,014)          (251)
                                                             -----          -------          -----
CASH FLOW FROM INVESTING ACTIVITIES:
     Capital Expenditures, Net                                  (1)              (8)            --
     Net Proceeds from Investments                              --                1             --
                                                             -----          -------          -----
           Net Cash Provided (Used) in
                Investing Activities                            (1)              (7)            --
                                                             -----          -------          -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Borrowing under Credit
        Line Arrangements                                       --               --             --
     Net Borrowing from Affiliates                             219            1,001             --
     Net Borrowings                                             76               --            291
                                                             -----          -------          -----
           Net Cash Provided by
                Financing Activities                           295            1,001            291
                                                             -----          -------          -----
Net Increase (Decrease) in Cash                                  9              (20)            40
Cash at Beginning of Year                                       53               73             73
                                                             -----          -------          -----
Cash at End of Year                                          $  62          $    53          $ 113
                                                             =====          =======          =====
Supplemental Disclosures:
     Common Stock Issued in Lieu of
        Debt Repayment                                       $  --          $    --          $  --
     Interest Paid (Net Capitalized)                         $  69          $   256          $  --
     Income Tax Paid                                         $  --          $    --          $  --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1997, June 30, 1997 and
                               September 30, 1996


(1)  ORGANIZATION

         Bayou International, Ltd. (Bayou) is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 42.7% of Bayou as of September 30, 1997.

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


(2)  ACCOUNTS RECEIVABLE

         Accounts Receivable at September 30,1997, June 30, 1997 and September 30, 1996 includes:

                                                                                             (in Australian Dollars)
                                                                                                 (000's omitted)
                                                                                       Sept 30         June 30     Sept 30
                                                                                         1997           1997         1996
                                                                                      ---------        -------     -------
Miscellaneous Receivables                                                                  $ 71         $ 63         $ 54
  Less Allowance for
    Doubtful Account                                                                         --           --           --
                                                                                           ----         ----         ----

      Net                                                                                  $ 71         $ 63         $ 54
                                                                                           ====         ====         ====


(3) INVESTMENT SECURITIES

         The following is a summary of Investment Securities at September 30, 1997, June 30, 1997 and September
         30, 1996:


             Trading Securities:
               Marketable Equity
                 Securities, at cost                                                       $ --         $ --         $  1
               Gross Unrealized Gains                                                        --           --            2
               Gross Unrealized Losses                                                       --           --           --
                                                                                           ----         ----         ----

               Marketable Equity Securities,
                 at fair value                                                             $ --         $ --         $  3
                                                                                           ====         ====         ====

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1997, June 30, 1997 and
                               September 30, 1996


(4)  PROPERTY

         Property at September 30, 1997, June 30, 1997 and September 30, 1996 includes:

                                                                                (in Australian Dollars)
                                                                                    (000's omitted)
                                                                       Sept 30          June 30           Sept 30
                                                                        1997              1997             1996
                                                                       -------          -------          --------
             Office Furniture & Equipment                                  191          $   185           $   169
             Motor Vehicles                                                 41               40                38
                                                                       -------          -------          --------
                                                                           232              225               207
             Less Accumulated Depreciation                               (183)             (174)             (155)
                                                                      --------          -------           -------

                                                                       $    49          $    51           $    52
                                                                       =======          =======           =======


(5)  SHORT TERM AND LONG TERM DEBT

         The following is a summary of Bayou's borrowing arrangements as of September 30, 1997, June 30, 1997 and September 30, 1996.


         Long-Term

         Loan to Subsidiary originally made in 1985.  Assumed
             forgiven in 1993.  Forgiveness has been reversed.
             Loan bears no interest and no fixed maturity date.           $278           $    -           $     -
         Loan from corporations affiliated
             with the President of Bayou.
             Interest accrues at the ANZ
             Banking Group Limited rate + 1%
             for overdrafts over $100,000.
             Repayment of loan not required
             before June 30, 1998.                                       3,219            2,999             2,289
                                                                         -----           ------            ------

             Total Long-Term                                             3,497            2,999             2,289
                                                                         -----           ------            ------

         Short-Term

         Overdraft arrangement with
             balance accruing interest                                       -                -                 -
         Notes Payable - Affiliates                                         69                -                 -
                                                                         -----           ------            ------

             Total Short-Term                                               69                -                 -
                                                                         -----           ------            ------

               Total                                                   $ 3,566          $ 2,999           $ 2,289
                                                                       =======          =======           =======

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1997, June 30, 1997 and
                               September 30, 1996


(6)  AFFILIATE TRANSACTIONS

         Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At September 30, 1997, Bayou had no outstanding advances to or from unconsolidated affiliated companies. $147,000, $125,000 and $64,000 of accounts payable for the years shown is due to an affiliated management company.


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

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1997, June 30, 1997 and
                               September 30, 1996


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

         Through September 30, 1997, there were no sales or income on which royalties were payable to APRDA or the ME.

         (b)  International Lead Zinc Research Organization (ILZRO)

         In connection with a research contract with ILZRO, Solmecs' subsidiary agreed to pay ILZRO a fee for any lead used in future production by the subsidiary. The total fee commitment is limited to US$1,864,000. Through September 30, 1997, the subsidiary has not used any lead for which it is required to pay fees.

         (c)  Chief Scientist of the Government of Israel

         For the period from 1981 to 1991, Solmecs' subsidiary received participation from the Chief Scientist of US$2,274,420 towards the cost of a research and development project. In return, the subsidiary is required to pay royalties at the rate of 2% of sales of know-how or products derived from the project. Through September 30, 1997, no royalties were payable.

(9) SUBSEQUENT EVENTS

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         3 months ended Sept 30, 1996 A$1.00 = U.S. $0.7901
         3 months ended Sept 30, 1997 A$1.00 = U.S. $0.7196


RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996.

Revenue of A$6,000 for the three months ended September 30, 1997 compared to A $5,000 for the three months ended September 30 1996.

Cost and expenses increased from A$215,000 for the three months ended September 30, 1996 to A$287,000 for the three months ended September 30, 1997. The increase is a net result of:

     a) an increase in interest expense from A$60,000 for the three months ended September 30, 1996 to A$69,000 for the three months ended September 30, 1997.

     b) an increase in legal, accounting and professional from A$22,000 for the three months ended September 30, 1996 to A$48,000 for the three months ended September 30, 1997 due to additional professional fees in regard to the Solmecs Prospectus.

     c) the increase in administrative costs from A$42,000 in the three months ended September 30, 1996 to A$147,000 in the three months ended September 30, 1997 due to foreign travel increase for scientific and business trips.

     (d) a decrease in research and development from A$88,000 in the three months ended September 30, 1996 to A$20,000 in the three months ended September 30, 1997.

As a result of the foregoing the loss from operations amounted to $A281,000 for the three months ended September 30, 1997 compared to A$210,000 for the three months ended September 30, 1996.

The Company incurred a foreign exchange gain of A$251,000 for the three months ended September 30, 1997 compared to a foreign exchange loss of A$31,000 for the three months ended September 30, 1996 caused by the movement in the Australian dollar versus the U.S. dollar. All of the Company's loan accounts are denominated in U.S. dollars.

Loss before amortization of goodwill amounted to A$301,000 for the three months ended September 30, 1997 compared to A$241,000 for the three months ended September 30, 1996.

The Company incurred a net loss of A$301,000 for the end three months ended September 30, 1997 compared to a loss of A$374,000 for the end three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997 the Company had short term obligations of A$482,000 comprising accounts payable and accrued expenses and owed an amount of A$3,218,620 to Chevas Pty Ltd of which the President and the Chief Executive Officer of the Company Mr. J I Gutnick is a Director. The Company has long term obligations of A$116,038 at September 30, 1997 as a disputed claim due to Ben Gurion University.

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

                                     PART II


Item 1.         LEGAL

                Not Applicable

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                The Company did not file any Report on Form 8-K during the three months ended September 30, 1997.

Item 5.         OTHER INFORMATION

                Mr Hayden Barry resigned as a Director on October 15, 1997 and Mr David Simcox was appointed as a Director of the Company on October 15, 1997.

                                  (FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

                                    BAYOU INTERNATIONAL, LTD.

                                    By: /s/ David H. Simcox
                                       -----------------------------
                                            David H. Simcox
                                            Director


Dated: November 13, 1997            By: /s/ Peter Lee
                                       -----------------------------
                                            Peter Lee
                                            Director, Assistant
                                            Secretary and Chief
                                            Financial Officer
                                            (Principal Financial Officer)