Form 10-Q
period 1997-12-31
BAYOU INTERNATIONAL LTD
filed 1998-02-18
CIK 814904

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997 OR

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

     Registrant's telephone number, including area code 011 (613) 9276-7888

     Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS                          ON WHICH REGISTERED
                             N/A                                          N/A

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

                        Yes  X                 No _____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes _____                No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 46,941,789 outstanding shares on Common Stock, as of the latest practicable date. There were 46,941,789 outstanding shares of Common Stock as of December 31, 1997.
================================================================================

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

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1997 and December 31, 1996, the results of its operations for the three and six month periods ended December 31, 1997 and December 31, 1996, and the changes in its cash flows for the six month periods ended December 31, 1997 and December 31, 1996, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND JUNE 30, 1997
                             AND DECEMBER 31, 1996
                            (IN AUSTRALIAN DOLLARS)
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                          DECEMBER 31,     JUNE 30,     DECEMBER 31,
                                                              1997           1997           1996
                                                          ------------     --------     ------------
                                               ASSETS
Current Assets:
  Cash..................................................    $     68       $     53       $     48
  Accounts Receivable, net..............................          84             63             51
  Investments...........................................          --             --              3
                                                            --------       --------       --------
     Total Current Assets...............................         152            116            102
                                                            --------       --------       --------
Other Assets:
  Property and Equipment, net...........................         106             51             54
  Goodwill, net.........................................          --             --            266
                                                            --------       --------       --------
     Total Other Assets.................................         106             51            320
                                                            --------       --------       --------
          Total Assets..................................    $    258       $    167       $    422
                                                            ========       ========       ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short Term Notes......................................    $    369       $     --       $     --
  Accounts Payable and Accrued Expenses.................         438            406            281
                                                            --------       --------       --------
     Total Current Liabilities..........................         807            406            281
  Long-Term Debt........................................       3,602          3,267          2,730
                                                            --------       --------       --------
     Total Liabilities..................................       4,409          3,673          3,011
Stockholders' Equity (Deficit):
  Common Stock: $0.20 par value 100,000,000 shares
     authorized, 46,941,789 issued and outstanding......       9,388          9,388          9,388
  Additional Paid-in-Capital............................      11,592         11,592         11,592
  Cumulative Translation Adjustments....................      (1,507)          (435)           (17)
  Retained Deficits.....................................     (23,624)       (24,051)       (23,582)
                                                            --------       --------       --------
     Total Stockholders' Deficit........................      (4,151)        (3,506)        (2,589)
                                                            --------       --------       --------
          Total Liabilities and Stockholders' Equity....    $    258       $    167       $    422
                                                            ========       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED DECEMBER 31 1997 AND 1996 AND
                  SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (000'S OMITTED)
                            (IN AUSTRALIAN DOLLARS)
                                  (UNAUDITED)

                                                THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                   ENDED          ENDED          ENDED          ENDED
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    1997           1996           1997           1996
                                                ------------   ------------   ------------   ------------
Revenues:
  Other Income................................     $   39         $    7         $   45         $   12
                                                   ------         ------         ------         ------
                                                       39              7             45             12
Costs and Expenses:
  Management Fee..............................         --             --             --             --
  Interest Expense............................         73             64            142            124
  Legal, Accounting & Professional............         18             23             66             45
  Depreciation & Amortization.................          3              3              6              6
  Administrative..............................        197             71            344            113
  Research & Development......................         54             76             74            164
                                                   ------         ------         ------         ------
                                                      345            237            632            452
                                                   ------         ------         ------         ------
Loss from Operations..........................       (306)          (230)          (587)          (440)
  Gain (Loss) on Disposition of Assets........         --             --              1             --
  Foreign Currency Exchange Gain (Loss).......        762            (23)         1,013            (54)
                                                   ------         ------         ------         ------
                                                      762            (23)         1,014            (54)
                                                   ------         ------         ------         ------
Loss before Income Tax and Amortization of
  Goodwill....................................        456           (253)           427           (494)
Provision for Income Tax......................         --             --             --             --
                                                   ------         ------         ------         ------
Income (Loss) before Amortization of
  Goodwill....................................        456           (253)           427           (494)
  Amortization of Goodwill....................         --           (134)            --           (267)
                                                   ------         ------         ------         ------
Net Income (Loss).............................     $  456         $ (387)        $  427           (761)
                                                   ------         ------         ------         ------
Earnings Per Common Equivalent Share..........     $  .01         $ (.01)        $  .01         $ (.02)
                                                   ======         ======         ======         ======
Weighted Number of Common Equivalent Shares
  Outstanding.................................     46,942         46,942         46,942         46,942
                                                   ======         ======         ======         ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      DECEMBER 31, 1997 AND JUNE 30, 1997
                             AND DECEMBER 31, 1996
                            (IN AUSTRALIAN DOLLARS)
                                (000'S OMITTED)
                                  (UNAUDITED)

                                            COMMON STOCK                           CUMULATIVE
                                          ----------------        PAID-IN-         TRANSLATION    RETAINED
                                          SHARES    AMOUNT    CAPITAL (DEFICIT)    ADJUSTMENT     EARNINGS
                                          -------   ------    -----------------    -----------    --------
Balance June 30, 1995...................   46,942   $9,388         $11,592           $  (665)     $(20,781)
  Net Income six months ending
     12-31-95...........................       --       --              --                --          (897)
  Foreign Currency Translation..........       --       --              --               274            --
                                           ------   ------         -------           -------      --------
Balance December 31, 1995...............   46,942    9,388          11,592              (391)      (21,678)
  Net Income six months ending
     6-30-96............................       --       --              --                          (1,113)
  Foreign Currency Translation..........       --       --              --               321            --
                                           ------   ------         -------           -------      --------
Balance June 30, 1996...................   46,942    9,388          11,592               (70)      (22,791)
  Net Income six months ending
     12-31-96...........................       --       --              --                --          (761)
  Foreign Currency Translation..........       --       --              --                53            --
                                           ------   ------         -------           -------      --------
Balance December 31, 1996...............   46,942    9,388          11,592               (17)      (23,552)
  Net Income six months ending
     6-30-97............................       --       --              --                --          (499)
  Foreign Currency Translation..........       --       --              --              (418)           --
                                           ------   ------         -------           -------      --------
Balance June 30, 1997...................   46,942    9,388          11,592              (435)      (24,051)
  Net Income six months ending
     12-31-96...........................       --       --              --                --           427
  Foreign Currency Translation..........       --       --              --            (1,072)           --
                                           ------   ------         -------           -------      --------
Balance December 31, 1997...............   46,942   $9,388         $11,592           $(1,507)     $(23,624)
                                           ======   ======         =======           =======      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                          AND YEAR ENDED JUNE 30, 1997
                            (IN AUSTRALIAN DOLLARS)
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                     THREE MONTHS       YEAR ENDED      THREE MONTHS
                                                         ENDED           JUNE 30,           ENDED
                                                   DECEMBER 31, 1997       1997       DECEMBER 31, 1996
                                                   -----------------    ----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)...............................     $     427         $ (1,260)          $(761)
  Adjustments:
     Foreign Currency Translation.................        (1,072)            (365)             53
     Depreciation and Amortization................             6              545             273
     (Gain) Loss on Disposition of Assets.........            --                2              --
     Diminution of Value..........................            --               --              --
     Change Net of Effects of Subsidiary
       Acquisitions:
       Accounts Receivable........................           (21)             (10)              2
       A/P and Accrued Liabilities................            32               60             (65)
                                                   -----------------    ----------        -------
          Net Cash Provided (Used) by Operating
            Activities............................          (628)          (1,028)           (498)
                                                   -----------------    ----------        -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital Expenditures, Net.......................           (61)              (8)             (5)
  Net Proceeds from Investments...................            --               (1)             --
                                                   -----------------    ----------        -------
          Net Cash Provided (Used) in Investing
            Activities............................           (61)              (7)             (5)
                                                   -----------------    ----------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Borrowing under Credit Line Arrangements....            --               --              --
  Net Borrowing from Affiliates...................           299            1,015             478
  Net Borrowings..................................           405               --              --
                                                   -----------------    ----------        -------
          Net Cash Provided by Financing
            Activities............................           704            1,015             478
                                                   -----------------    ----------        -------
Net Increase (Decrease) in Cash...................            15              (20)            (25)
Cash at Beginning of Year.........................            53               73              73
                                                   -----------------    ----------        -------
Cash at End of Year...............................     $      68         $     53           $  48
                                                   =============         ========     =============
Supplemental Disclosures:
  Common Stock Issued in Lieu of Debt Repayment...     $      --         $     --           $  --
  Interest Paid (Net Capitalized).................     $     142         $    256           $  --
  Income Tax Paid.................................     $      --         $     --           $  --

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 1997, JUNE 30, 1997 AND DECEMBER 31, 1996

(1) ORGANIZATION

     Bayou International, Ltd. (Bayou) is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 42.7% of Bayou as of December 31, 1997.

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

(2) ACCOUNTS RECEIVABLE

     Accounts Receivable at December 31, 1997, June 30, 1997 and December 31, 1996 includes:

                                            DECEMBER 31, 1997     JUNE 30, 1997     DECEMBER 31, 1996
                                            -----------------     -------------     -----------------
                                                             (IN AUSTRALIAN DOLLARS)
                                                                 (000'S OMITTED)
    Miscellaneous Receivables.............         $84                 $63                 $51
      Less Allowance for Doubtful
         Account..........................          --                  --                  --
                                                   ---                 ---                 ---
         Net..............................         $84                 $63                 $51
                                                   ===                 ===                 ===

(3) INVESTMENT SECURITIES

     The following is a summary of Investment Securities at December 31, 1997, June 30, 1997 and December 31, 1996:

                                            DECEMBER 31, 1997     JUNE 30, 1997     DECEMBER 31, 1996
                                            -----------------     -------------     -----------------
                                                             (IN AUSTRALIAN DOLLARS)
                                                                 (000'S OMITTED)
    Trading Securities:
      Marketable Equity Securities, at
         cost.............................         $--                 $--                 $ 1
      Gross Unrealized Gains..............          --                  --                   2
      Gross Unrealized Losses.............          --                  --                  --
                                                    --                  --                  --
      Marketable Equity Securities, at
         fair value.......................         $--                 $--                 $ 3
                                                    ==                  ==                  ==

(4) PROPERTY

     Property at December 31, 1997, June 30, 1997 and December 31, 1996 includes:

                                            DECEMBER 31, 1997     JUNE 30, 1997     DECEMBER 31, 1996
                                            -----------------     -------------     -----------------
                                                             (IN AUSTRALIAN DOLLARS)
                                                                 (000'S OMITTED)
    Office Furniture & Equipment..........        $ 266               $ 185               $ 173
    Motor Vehicles........................           45                  40                  38
                                                  -----               -----               -----
                                                    311                 225                 211
    Less Accumulated Depreciation.........         (205)               (174)               (157)
                                                  -----               -----               -----
                                                  $ 106               $  51               $  54
                                                  =====               =====               =====

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

(5) SHORT TERM AND LONG TERM DEBT

     The following is a summary of Bayou's borrowing arrangements as of December 31, 1997, June 30, 1997 and December 31, 1996.

                                            DECEMBER 31, 1997     JUNE 30, 1997     DECEMBER 31, 1996
                                            -----------------     -------------     -----------------
                                                             (IN AUSTRALIAN DOLLARS)
                                                                 (000'S OMITTED)
    LONG-TERM
    Loan made from affiliate of
      Subsidiary. Loan has no interest and
      has no fixed maturity date..........           308                 268                 252
    Loan from corporations affiliated with
      the President of Bayou. Interest
      accrues at the ANZ Banking Group
      Limited rate +1% for overdrafts over
      $100,000. Repayment of loan not
      required before June 30, 1998.......         3,294               2,999               2,478
                                                   -----               -----               -----
         Total Long-Term..................         3,602               3,267               2,730
                                                   -----               -----               -----
    SHORT-TERM
    Overdraft arrangement with balance
      accruing interest...................            --                  --                  --
    Notes Payable -- Affiliates...........           369                  --                  --
                                                   -----               -----               -----
         Total Short-Term.................           369                  --                  --
                                                   -----               -----               -----
              Total.......................       $ 3,971             $ 3,267             $ 2,730
                                                   =====               =====               =====

(6) AFFILIATE TRANSACTIONS

     Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At December 31, 1997, Bayou had no outstanding advances to or from unconsolidated affiliated companies. $175,000, $125,000 and $69,000 of accounts payable for the years shown is due to an affiliated management company.

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

     Solmecs also agreed to assume the obligations of APRDA to pay royalties to the Ministry of Energy on products developed from these R&D projects for its participation in the research and development cost of APRDA. As of December 31, 1997, this liability amounted to approximately $325,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, Solmecs is to pay royalties to the Ministry of Energy (ME) at a reduced rate.

     Through December 31, 1997, there were no sales or income on which royalties were payable to APRDA or the ME.

(b) International Lead Zinc Research Organization (ILZRO)

     In connection with a research contract with ILZRO, Solmecs' subsidiary agreed to pay ILZRO a fee for any lead used in future production by the subsidiary. The total fee commitment is limited to US$1,864,000. Through December 31, 1997, the subsidiary has not used any lead for which it is required to pay fees.

(c) Chief Scientist of the Government of Israel

     For the period from 1981 to 1991, Solmecs' subsidiary received participation from the Chief Scientist of $2,274,420 towards the cost of a research and development project. In return, the subsidiary is required to pay royalties at the rate of 2% of sales of know-how or products derived from the project. Through December 31, 1997, no royalties were payable.

(9) Subsequent Events

     In March 1997, Bayou commenced negotiations with SCNV Acquisition Corp ("SCNV") for the sale of Bayou's subsidiary Solmecs to SCNV. A letter of intent was signed on May 5, 1997 and agreements to effect the sale are in the process of being negotiated. It is intended that, as part of the sale of Solmecs, Bayou will acquire a 24% interest in SCNV.

     The sale of Solmecs is subject to the approval of shareholders of Bayou. Following the signing of formal contracts for the sale of Solmecs, Bayou will prepare and distribute an Information Memorandum for the purpose of seeking shareholder approval. In the event that the sale of Solmecs is consummated, of which there can be no assurance, the Company intends to seek other business activities for the Company, which may be in the fields of energy conversion and conservation and/or other industries, including the mineral exploration industry. It is the policy of the Board of Directors of the Company that the Company will not engage in any activities the scope and nature of which would subject the Company to the registration and reporting requirements of the Investment Company Act of 1940.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUND COSTS CONVERSION

     The consolidated statements of income and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in Australian dollars unless otherwise stated.

     The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:
          6 months ended December 31, 1996 A$1.00 = U.S. $.7940
          6 months ended December 31, 1997 A$1.00 = U.S. $.6503

RESULTS OF OPERATION

SIX MONTHS ENDED DECEMBER 31, 1997 VS. SIX MONTHS ENDED DECEMBER 31 1996.

     Net revenue from commercial activities amounted to A$45,000 for the six months ended December 31, 1997 compared to A$12,000 for the six months ended December 31, 1996. The major reason for the change was income from the Dead Seas Project during the six months ended December 31, 1997.

     Costs and expenses increased from A$452,000 in the six months ended December 31, 1996 to A$632,000 in the six months ended December 31, 1997. The increase is a net result of:

          a) an increase in interest expense from A$124,000 for the six months ended December 31, 1996 to A$142,000 for the six months ended December 31, 1997 as a result of the increase in long term debt of the Company.

          b) the increase in legal accounting and professional expense from A$45,000 for the six months ended December 31, 1996 to A$66,000 for the six months ended December 31, 1997 due to costs involved with the proposed disposal of Solmecs Corporation N.V.

          c) the increase in administrative costs including salaries from A$113,000 in the six months ended December 31, 1996 to A$344,000 in the six months ended December 31, 1997 due to the reorganisation of the operations whereby the administration of Solmecs (Israel) Ltd was moved from Ben-Gurion University to Omer Industrial Park to provide greater accommodation for research and development and administration together with associated costs.

          d) the decrease in research & development from A$164,000 in the six months ended December 31, 1996 to A$74,000 in the six months ended December 31, 1997 due to a reallocation of certain costs to administration.

     As a result of the foregoing, the loss from operations increased from A$440,000 for the six months ended December 31, 1996 to A$587,000 for the six months ended December 31, 1997.

     The Company realised a foreign exchange gain of A$1,013,000 for the six months ended December 31, 1997 compared to a foreign currency exchange loss of A$54,000 for the six months ended December 31, 1996 caused by the movement in the Australian dollar versus the U.S. dollar. All of the Company's loan accounts are denominated in U.S. dollars.

     Amortization of goodwill amounted to A$nil for the six months ended December 31, 1997 compared to A$267,000 for the six months ended December 31, 1996 as goodwill has now been amortised in full.

     Net income was A$427,000 for the six months ended December 31, 1997 compared to a net loss of A$761,000 for the six months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997 the Company had short term obligations of A$807,000 comprising accounts payable and accrued expenses and owed an amount of A$3,294,000 to Chevas Pty Ltd of which the President and the Chief Executive Officer of the Company Mr. J I Gutnick is a Director. A company associated with the party who are negotiating the purchase of Solmecs had provided loan funds to Solmecs amounting to A$308,000. These funds are interest free.

     The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes based on discussions with such affiliates will continue to be available during fiscal 1998 and 1999.

     The Company will still be required to fund Solmecs in order to complete the development of the next stage of the LMMHD project together with other projects that Solmecs is developing. As noted above, a company associated with the party who are negotiating the purchase of Solmecs have provided loan funds to Solmecs to enable operations to continue. However, there can be no assurance that this party will continue to provide these funds.

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

                                    PART II

ITEM 1.  LEGAL

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any Report on Form 8-K during the six months ended December 31, 1997.

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

                                          BAYOU INTERNATIONAL, LTD.

                                          By:     /s/ JOSEPH I. GUTNICK
                                            ------------------------------------
                                                     Joseph I. Gutnick
                                            Chairman of the Board, President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Dated:             , 1998
                                          By:         /s/ PETER LEE
                                            ------------------------------------
                                                         Peter Lee
                                             Director, Assistant Secretary and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)