Form 10-K/A
period 1997-06-30
BAYOU INTERNATIONAL LTD
filed 1998-05-07
CIK 814904

                       Securities and Exchange Commission
                             Washington, D.C. 2O549

                                    FORM lO-K/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30 1997 or
                          ------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-16097

                            BAYOU INTERNATIONAL, LTD.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      98-0079697
-------------------------------                       -------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organisation)                        Identification No.)

        Level 8, 580 St. Kilda Road, Melbourne, Victoria, 3004 Australia
        ----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code 0ll (613) 9276-7860
                                                   -------------------

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

                  Yes  |X|                No  |_|

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

There were 46,941,789 outstanding shares of Common Stock as of September 16, 1997.

TABLE OF CONTENTS                                                           PAGE

PART I

Item 1      Business                                                         2
Item 2      Properties                                                      12
Item 3      Not applicable                                                  12
Item 4      Not applicable                                                  12

PART II

Item 5      Market for the Registrant's Common Equity and
            Related Stockholder Matters                                     13
Item 6      Selected Financial Data                                         14
Item 7      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   16
Item 8      Not applicable                                                  21
Item 9      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                          21

PART III

Item 10     Directors and Executive Officers of the Registrant              22
Item 11     Executive Compensation                                          24
Item 12     Security Ownership of Certain Beneficial
            Owners and Management                                           26
Item 13     Certain Relationships and Related Transactions                  27

PART IV

Item 14     Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                             28

            Signatures                                                      29
            Exhibit Index                                                   31

                                     PART 1

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

                            BAYOU INTERNATIONAL, LTD
                                Company Structure

                         ------------------------------

                            Bayou International, Ltd

                         ------------------------------
                                        |
                                        | 100%
                                        |
                         ------------------------------

                            Solmecs Corporation N.V.

                         ------------------------------
                                        |
                                        | 100%
                                        |
                         ------------------------------

                              Solmecs (Israel) Ltd

                         ------------------------------
                                        |
                                        | 85%
                                        |
                         ------------------------------

                                   Heatex Ltd

                         ------------------------------

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

During the year ended June 30, 1991 the Bayou Group decided to concentrate its effort on the Liquid Metal Magneto-Hydro-Dynamics ("LMMHD") technology (discussed below) and as a result Solmecs reduced its holding in SFI from 54% to 23% through the sale of a part of its holding and the issue of additional shares by SFI.

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

The ETGAR Program: The presently ongoing LMMHD program of Solmecs commenced in 1981. It is carried out by the Centre for MHD Studies of Ben-Gurion University in Beer-Sheva. The program concentrates on the development of OMACON systems and towards the commercialisation of small-scale (1-10 MW with a possible further upscaling to 25 MW) power plants being able to utilise a variety of heat sources. This program is called the ETGAR Program.

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

b)    New applications for LMMHD ECT

      A number of new applications for ETGAR-type LMMHD ECT have been detected and explored. The following are just a few examples

      o Using ETGAR systems on off-shore oil pumping platforms. In this case the system will produce electricity utilising heat and pressure of gases mixed with the oil stream arriving from very deep off-shore oil wells. This direction is being explored with AMEC Process and Energy Limited (London) who are a very large British engineering company specialising in the off-shore oil industry.

      o Matching ETGAR-technology to a novel energy system developed by the European Organisation for Nuclear Research CERN in Geneva (the world largest elementary particle accelerator built jointly by the countries of the European Community). This system is using a flux of accelerated protons which hit a molten lead target and cause neutron emission directed on thorium rods. Ultimately the generated thermal energy is absorbed by the molten lead. It is suggested by Solmecs team that the hot lead would be directed into an ETGAR type LMMHD electricity generating device.

c)    Electromagnetic Processing of Materials

      (i) The know-how in the field of Liquid Metals and of MHD phenomena allowed Solmecs to enter into a number of studies related to electromagnetic processing of materials. The preliminary data obtained to date indicates that the following results can be achieved

            o     Substantial improvement of the quality of complicated castings

            o     Creation of new alloys with "exotic" properties

            o Advancement of monocrystal growths technology (larger crystals with improved quality).

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

For a discussion of the additional terms of this agreements, see "Item 13 - Certain Relationships and Related Transactions" and "Item 11 Executive Compensation."

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

Item 2. PROPERTIES

The Company occupies certain executive and administrative office facilities in Melbourne Victoria Australia which are provided to it pursuant to the Service Agreement with AWI Admin. See "Item 1 Business - Employees" and "Item 13 - Certain Relationships and Related Transactions". The Company believes that its administrative space is adequate for its current needs.

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

The following table sets forth the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period               High Bid(1)(2)          Low Bid(l)(2)
---------------               ----------------        ---------------
1995

First Quarter..................... 7/16.....................3/8
Second Quarter ....................9/16.................... 3/8
Third Quarter.......................3/8.....................3/8
Fourth Quarter......................3/8.....................3/8

1996

First Quarter.......................1/2.....................1/4
Second Quarter .....................5/8.....................3/8
Third Quarter.......................5/8.....................5/8
Fourth Quarter......................1/2.....................1/2

1997

First Quarter.......................3/8.....................3/8
Second Quarter......................1/4.....................1/4

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

                   Consolidated Statement of Operations
                   (In thousands, except per share data)

                                Year End June 30
                                                                                             Conv.
                                                                                            Transl
                                                                                            ------
                                       1993       1994       1995       1996      1997        1997
                                         A$         A$         A$         A$         A$        US$
Sales Revenue                            --         --         --         30         66         49

Other Income                            305        114         82        117         11          8
                                     --------------------------------------------------------------

Total Revenue                           305        114         82        147         77         57

Costs and expenses                   (2,063)    (1,935)    (1,761)    (1,698)    (1,667)    (1,244)
                                     --------------------------------------------------------------

Loss from operations                 (1,758)    (1,821)    (1,679)    (1,551)    (1,590)    (1,187)

Other income (loss)                     247        686        233       (459)       330        247
                                     --------------------------------------------------------------

Loss before income taxes             (1,511)    (1,135)    (1,446)    (2,010)    (1,260)      (940)

Provision for income tax                 --         --         --         --         --         --
                                     --------------------------------------------------------------

Net loss                             (1,511)    (1,135)    (1,446)    (2,010)    (1,260)      (940)
                                     ==============================================================

                                      cents      cents      cents      cents      cents      cents

Net loss per share                    (0.06)     (0.03)     (0.03)     (0.04)     (0.03)     (0.02)
                                     ==============================================================
                                     Number     Number     Number     Number     Number     Number

Weighted average number
of shares outstanding                26,426     34,501     46,942     46,942     46,942     46,942
                                     ==============================================================
                                         A$         A$         A$         A$         A$        US$
Total assets                          2,487      2,060      1,357        717        167        125
Total liabilities                     3,421        660      1,542      2,598      3,673      2,740
                                     --------------------------------------------------------------

Stockholders' equity (deficiency)      (934)     1,400       (185)    (1,881)    (3,506)    (2,615)
                                     ==============================================================

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

                               Year Ended June 30,
                               -------------------
                             1993 - A$1.00  = US$ 0.665

                             1994 - A$1.00  = US$ 0.724

                             1995 - A$1.00  = US$ 0.711

                             1996 - A$1.00  = US$0.787

                             1997 - A$1.00  = US$0.7459

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

Costs and expenses decreased from A$1,698,000 for the year ended June 30, 1996 to A$1,667,000 (US$1,244,000) for the year ended June 30, 1997. The decrease is a net result of

(i) an increase in the cost of sales from A$23,000 for the year ended June 30, 1996 to A$63,000 (US$47,000) for the year ended June 30, 1997 which is directly comparable to the increase in sales in revenue.

(ii) an increase in interest expense from A$185,000 for the year ended June 30, 1996 to A$259,000 (US$193,000) for the year ended June 30, 1997 which is a result of the increase in the level of borrowings of the Company.

(iii) a decrease in salaries and wages from A$544,000 for the year ended June 30, 1996 to A$393,000 (US$293,000) for the year ended June 30, 1997. In early 1996 the Company made a decision to close its administration offices in Jerusalem and shift the administration function of Solmecs to Beer-Sheva which is close to the Ben- Gurion University where the Company's research and development program is conducted. This decision resulted in the decrease in salaries and wages.

(iv) an increase in administrative expenses from A$153,000 for the year ended June 30, 1996 to A$212,000 (US$158,000) as a result of the costs involved in the negotiation for the sale of Solmecs details of which are set out in the section, "Item 1 - Business - General" and as a result of an increase in marketing expenses incurred by Solmecs due to the beginning of commercialisation of the Heatex shower programmer and control "thermo Fix".

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

As a result of the foregoing, the Company incurred a loss from operations of A$1,590,000 (US$1,187,000) for the year ended June 30,1997 compared with a loss of $A1,551,000 for the year ended June 30, 1996.

The Company recorded an unrealised foreign exchange gain of A$332,000 (US$248,000) for the year ended June 30,1997 compared with an unrealised foreign exchange loss for the year ended June 30, 1996 of A$546,000. This was a result of the movements in the exchange rate between the Australian dollar and the US dollar. The Company's loan accounts are denominated in US dollars.

As a result of the foregoing, the Company recorded a loss before income tax of A$1,260,000 (US$940,000) for the year to June 30,1997 compared with a loss of A$2,010,000 the year ended June 30, 1996.

The Company was not required to provide for income tax during the year ended June 30, 1997 or 1996.

As a result, the Company recorded a net loss of A$1,260,000 (US$940,000) for the year ended June 30,1997 compared with a net loss of A$2,010,000 for the year ended June 30, 1996. This reduced the loss per Common Equivalent Share to A$0.03 (US$0.02) from A$0.04. The weighted number of Common Equivalent Shares Outstanding was unchanged.

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

Cost and expenses decreased from $1,761,000 for the year ended June 30, 1995 to A$1,698,000 for the year ended June 30, 1996. The significant changes in cost and expenses were as follows

(i) an increase in the cost of sales from A$nil for the year ended June 30, 1995 to A$23,000 for the year ended June 30, 1996 which is directly comparable to the increase in sales revenue as a result of the commencement of commercial activities of Solmecs.

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

As a result of the foregoing, the Company incurred a reduced loss from operations of A$1,551,000 for the year ended June 30, 1996 compared to a loss of A$1,679,000 for the year ended June 30, 1995.

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

As a result of the foregoing the Company recorded a loss before income tax of A$2,010,000 for the year ended June 30, 1996 compared to a loss of A$1,446,000 for the year ended June 30, 1995.

The Company was not required to provide for income tax during the year ended June 30, 1996 or the year ended June 30, 1995.

As a result the Company recorded a net loss of A$2,010,000 for the year ended June 30, 1996 compared to a net loss of A$1,446,000 for the year ended June 30, 1995.

Certain amounts and details in this section headed "Year ended June 30, 1996 versus Year ended June 30, 1995" have been amended as a result of the reclassification of financial information.

Liquidity and Capital Resources

As of June 30, 1997 the Company had short term obligations of A$406,000 (US$303,000) consisting of accounts payable and accrued expenses.

The Company also has long term obligations of A$3,267,000 (US$2,437,000) at June 30, 1997 primarily which are amounts owed to Chevas of which Mr J I Gutnick, President of Bayou, is a Director.

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

As set out in "Item 1- Business - Recent Developments" the Company is negotiating the sale of Solmecs which will relieve the Company of its requirements to fund the LMMHD project.

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

Item 8. NOT APPLICABLE

Item 9. NOT APPLICABLE

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name                           Age               Position(s) Held
----                           ---               ----------------
Joseph I. Gutnick              45                Chairman of the Board,
                                                 President, Chief
                                                 Executive Officer and
                                                 Director

Henry Herzog                   56                Vice President
                                                 and Director

Joseph Hayden Barry            56                Vice President and
                                                 Director

Eduard Eshuys                  52                Vice President and
                                                 Director

David Tyrwhitt                 59                Director

Peter Lee                      40                Director,
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

Joseph Hayden Barry. Mr. Barry was appointed a Director of the Company in January, 1992. Mr Barry is a Fellow of the Chartered Institute of Company Secretaries in Australia Ltd, a Fellow of the Institute of Company Directors in Australia and an Associate of the Chartered Institute of Management Accountants in Australia. He holds a degree in Financial Control from the University of Lancaster (UK) and is a Certified Practising Accountant. He has over 25 years business experience. Mr Barry is a Director and Company Secretary of several publicly listed companies in Australia including Great Central (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur, and Johnson's Well (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).

Eduard Eshuys. Mr. Eshuys has been a Director of the Company since June, 1991. Mr. Eshuys is a Fellow of the Australian Institute of Mining and Metallurgy and a Fellow of the Institute of Company Directors in Australia. He is a Geologist holding a Bachelor of Science degree from the University of Tasmania. He has 20 years experience in mineral exploration and management and in the development and operation of gold mines in Australia. Mr Eshuys is a Director of several publicly listed companies in Australia in the mining industry including Great Central (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur, and Johnson's Well (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).

David Stuart Tyrwhitt. Mr Tyrwhitt was appointed a Director of the Company on November 15, 1996. He is a Geologist holding a Bachelor of Science and he has 38 years experience in mineral exploration and management development and operation of gold mines in Australia. Mr Tyrwhitt is a Director of several publicly listed companies in Australia in the mining industry including Great Central (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur and Johnson's Well (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).

Peter Lee. Mr Lee has been Chief Financial Officer and Chief Accounting Officer since August 1989 and was appointed as a Director on February 9, 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of the Chartered Institute of Company Secretaries in Australia Ltd, and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 16 years commercial experience and is currently General Manager Corporate of several publicly listed companies in Australia including Great Central (whose American Depositary Shares are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), Centaur and Johnson's Well (whose ordinary shares are publicly traded in the U.S. in the over-the-counter market).

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

In accordance with the Service Agreement, the Company paid AWI Admin A$16,500 for the fiscal year ended June 30, l997, for services rendered and facilities provided by AWI Admin to the Company including providing the services of the Company's Chief Executive Officer and Chief Financial Officer.

For additional information about the Service Agreement and the Consulting Agreement see "Item l - Business-Employees" and "Item 13 Certain Relationships and Related Transactions".

The Board of Directors has established a policy that the Company will not guarantee loans to or accept notes from officers, Directors, or employees of the Company or any members of their families unless such loans or notes are approved by a majority of the disinterested non-employee Directors of the Company who shall determine that such loans may reasonably be expected to benefit the Company.

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans and no contributions were made to any employee benefit or health plan during the year ended June 30, l997.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the best of the Company's knowledge, the number of shares beneficially owned as of September 16, l997, by (i) each of the current Executive Officers and Directors of the Company; (ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Exchange Act) who beneficially owns more than 5% of the Common Stock, and (iii) all current Directors and officers of the Company as a group.

Name and Address          Number of Shares Owned    Percent of Shares(1)
----------------          ----------------------    --------------------
Centaur                     5,076,000                      10.8%

Mamash Ltd                  5,426,388                      11.6%

A.W.I. Administration
Services Pty. Ltd.          4,589,795                       9.8%

Edensor Nominees
Proprietary Limited        20,046,207                      42.7%

Henry Herzog                        -    (3)

Joseph I. Gutnick          21,079,207    (2)(3)            44.9%
                                         (4)(5)(6)
Stera M. Gutnick           20,566,207    (4)(6)            43.8%

Eduard Eshuys                     100    (2)                 *

Hayden Barry                       --    (2)

Peter Lee                          --    (2)

David  Tyrwhitt                    --    (2)

All officers and
directors as a group
(7 persons)                21,079,307                      44.9%

-----------------------------

*Represents less than 1% of the outstanding Common Stock.

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

                                          BAYOU INTERNATIONAL, LTD.

                                          (Registrant)


                                          By: /s/ JOSEPH GUTNICK
                                              -------------------------------
                                              Joseph Gutnick
                                              President

Dated: May 7, 1998

                           [Form 10-K signature Page]

Pursuant to the requirements Of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                      Title                           Date
---------                      -----                           ----

                               Chairman of the Board,
                               President and Chief
/s/ JOSEPH GUTNICK             Executive Officer
-----------------------        (Principal Executive
Joseph Gutnick                 Officer) and Director        May 7, 1998

                               Director, Assistant Secretary,
/s/ PETER LEE                  Chief Financial Officer and
-----------------------        Principal Financial
Peter Lee                      and Accounting Officer       May 7, 1998

/s/ HENRY HERZOG
-----------------------        Vice President and           May 7, 1998
Henry Herzog                   and Director

/s/ DAVID TYRWHITT
-----------------------        Vice President and           May 7, 1998
David Tyrwhitt                 Director

/s/ DAVID H. SIMCOX
-----------------------        Director                     May 7, 1998
David H. Simcox

/s/ EDUARD ESHUYS
-----------------------        Vice President and           May 7, 1998
Eduard Eshuys                  Director

EXHIBIT INDEX

                                                                      Page No.
Incorporated by      Exhibit                                          Sequential
Reference to         No.         Exhibits                             No. System
------------         ---         --------                             ----------

(1) Exhibit 3.1        3.1       Certificate of Incorporation of
                                 the Registrant.
(1) Exhibit 3.2        3.2       By-laws of the Registrant.

(2) Exhibit B          3.3       Amendment to Certificate of Incorporation

(3) Exhibit 10.5      10.4       Service Agreement dated November 25,
                                 1988, by and between the Registrant
                                 and AWI Administration Services Pty.
                                 Ltd.

                     *21         List of Subsidiaries

                     *99 Reports of other Accountants upon whom the Principal Accountant is relying.
----------
*Filed herewith.

(1) Registrant's Registration Statement on Form S-l (File No. 33-14784).

(2) Registrant's Definitive Information Statement dated April 10, 1997.

(3) Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1989.

                     BAYOU INTERNATIONAL, LTD AND SUBSIDIARY

                        Consolidated Financial Statements

                             June 30, 1997 and 1996

                       (with Independent Auditor's Report)

                                    CONTENTS

                                                                            Page

Report of Independent Auditor                                                  1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Operations                                          3

Consolidated Statements of Stockholders' Equity                                4

Consolidated Statements of Cash Flows                                          5

Notes to Consolidated Financial Statements                                  6-12

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

Salt Lake City, Utah
September 12, 1997

    180 South 300 West, Suite 329, Salt Lake City, Utah 84101 (801) 328-3900

                 BAYOU INTERNATIONAL, LTD. AND SUBSIDARY
                       Consolidated Balance Sheets
                         June 30, 1997 and 1996

                                               Australian Dollars  Convenience
                                               ------------------  Translation
                                              A$000's     A$000's     US$000's
                                                 1996        1997         1997
                                                 ----        ----         ----
ASSETS
Current Assets:
Cash                                               73          53          40
Accounts Receivable, net                           53          63          47
Investments                                         3          --          --
                                            -----------------------------------
Total Current Assets                              129         116          87
                                            -----------------------------------

Other Assets:
Property  and  Equipment,
net                                                55          51          38
Goodwill, net                                     533          --          --
                                            -----------------------------------
Total Other Assets                                588          51          38
                                            -----------------------------------

Total Assets                                      717         167         125
                                            ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses             346         406         303
                                            -----------------------------------
Total Current Liabilities                         346         406         303

Long-Term Debt                                  2,252       3,267       2,437
                                            -----------------------------------

Total Liabilities                               2,598       3,673       2,740
                                            -----------------------------------

Stockholders' Equity (Deficit):
Common stock: $0.20 par value
100,000,000 shares authorised,
46,941,789 shares issued and
outstanding                                     9,388       9,388       7,003
Additional Paid-in-Capital                     11,592      11,592       8,646
Cumulative Translation Adjustments                (70)       (435)       (324)
Retained Deficits                             (22,791)    (24,051)    (17,940)
                                            -----------------------------------

Total Stockholders' Deficit                    (1,881)     (3,506)     (2,615)
                                            -----------------------------------
Total  Liabilities and  Stockholder's
Equity                                            717         167         125
                                            ===================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                For the years ended June 30, 1997, 1996 and 1995

                                                                     Convenience
                                                                     Translation
                                      A$000's    A$000's    A$000's     US$000's
                                         1995       1996       1997         1997
                                         ----       ----       ----         ----
Revenues
Sales                                      --         30         66           49
Other Income                               82        117         11            8
                                      ------------------------------------------
                                           82        147         77           57
                                      ------------------------------------------
Cost and expenses
Cost of sales                              --         23         63           47
Interest Expense                           67        185        259          193
Legal, Accounting
Professional                              141         95         89           66
Depreciation & Amortisation                15         14         12            9
Amortisation of Goodwill                  532        533        533          398
Salaries & Wages                          700        544        393          293
Administrative                            156        153        212          158
Research and Development                  129         94         72           55
Travel and Accommodation                   21         57         34           25
                                      ------------------------------------------
                                        1,761      1,698      1,667        1,244
                                      ------------------------------------------

Loss from Operations                   (1,679)    (1,551)    (1,590)      (1,187)
                                      ------------------------------------------

Unrealised Gain (Loss) on Investments      (1)         2         --           --
Gain (Loss) on Disposition of Assets      125          6         (2)          (1)
Foreign Currency Exchange Gain            109       (546)       332          248
Bad Debt (Expense) Recovery                --         79         --           --
                                      ------------------------------------------
                                          233       (459)       330          247
                                      ------------------------------------------

Loss before Income Tax                 (1,446)    (2,010)    (1,260)        (940)

Provision for Income Tax                   --         --         --           --
                                      ------------------------------------------

Net Loss                               (1,446)    (2,010)    (1,260)        (940)
                                      ==========================================

Earnings (Loss) per Common
Equivalent Share                         (0.3)      (0.4)      (.03)        (.02)
                                      ==========================================

Weighted Number of Common Equivalent
Shares Outstanding                     46,942     46,942     46,942       46,942
                                      ==========================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     BAYOU INTERNATIONAL, LTD AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                             June 30, 1997 and 1996

                                          Common  Retained      Cumulative
                            Additional     Stock   Paid-in     Translation   Earnings
                                Shares    Amount   Capital     Adjustments  (Deficit)
                                ------    ------   -------     -----------  ---------
                               A$000's   A$000's   A$000's         A$000's    A$000's
Balance June 30, 1994           46,942     9,388    11,592            (534)   (19,335)

Net Loss                            --        --        --              --     (1,446)
Foreign Currency Translation        --        --        --            (131)        --
                                ------------------------------------------------------

Balance June 30, 1995           46,942     9,388    11,592            (665)   (20,781)

Net Loss                            --        --        --              --     (2,010)
Foreign Currency Translation        --        --        --             595         --
                                ------------------------------------------------------

Balance June 30, June 1996      46,942     9,388    11,592             (70)   (22,791)

Net Loss                            --        --        --              --     (1,260)
Foreign Currency Translation        --        --        --            (365)        --
                                ======================================================

Balance June 30, 1997           46,942     9,388    11,592            (435)   (24,051)
                                ======================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
            For the Years Ended June 30, 1997, 1996 and 1995

                                                                            Convenience
                                                                            Translation
                                               A$000's   A$000's   A$000's     US$000's
                                                  1995      1996      1997         1997
                                                  ----      ----      ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                        (1,446)   (2,010)   (1,260)        (940)
Adjustments
Foreign Currency Translation                      (131)      595      (365)        (272)
Depreciation & Amortisation                        547       547       545          407
(Gain) Loss on Disposal of Assets                   (9)       (6)        2            1
Unrealised Gain (Loss) on Investments
On Investments                                      --        (2)       --           --
Recovery (Provision) for  Bad debt                  --        79        --           --
Net Change In:
Accounts Receivable                                 60        33       (10)          (7)
A/P & Accrued Expenses                              62      (335)       60           45
                                                ---------------------------------------
Net Cash Provided by (Used in) Operating
Activities                                        (917)   (1,099)   (1,028)        (766)
                                                ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                               (22)       (7)       (8)          (6)
Net Proceeds from Investments                      (35)       (2)        1            1
                                                ---------------------------------------
Net Cash Provided by (Used in) Investing
Activities                                         (57)       (9)       (7)          (5)
                                                ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of Long Term Debt                         --        --
Net Borrowing under Credit Line Arrangements        32       (73)       --           --
Borrowing From Affiliates                          780     1,183      1015          757
New Borrowing                                       --        --        --           --
                                                ---------------------------------------
Net Cash Provided by (Used in) Financing
Activities                                         812     1,110      1015          757
                                                ---------------------------------------
Net Increase (Decrease) in Cash                   (162)        2       (20)         (14)
Cash at Beginning of Year                          233        71        73           54
                                                ---------------------------------------
Cash at End of Year                                 71        73        53           40
                                                =======================================

Supplemental Disclosures
Common Stock Issued in Lieu of Debt Repayment       --        --        --           --
Interest Paid (Net Capitalised)                     --        15       256          191
Income Taxes Paid                                   --        --        --           --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

(1)   ORGANIZATION

      Bayou International, Ltd. ("Bayou") is incorporated in the State of Delware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 42.7% of Bayou as of June 30, 1997.

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

(2)   ACCOUNTING POLICIES (Contd)

      (d)   Financial Instruments

            The following methods and assumptions were used by Bayou to estimate the fair values of financial instruments as disclosed herein:

            (i) Cash and Equivalents - The carrying amount approximates fair value because of the short period to maturity of the instruments.

            (ii) Investment Securities - For both trading securities and available-for-sale securities, the carrying amounts approximate fair value which is based on quoted market prices.

            (iii) Long-term Debt - The fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to Bayou having the same or similar remaining maturities and collateral requirements.

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

(2)   ACCOUNTING POLICIES (Contd)

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

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

                                                            A$000's      A$000's
                                                               1996        1997
                                                               ----        ----
(3)   ACCOUNTS RECEIVABLE

      Accounts Receivable at June 30, 1996 and
      1997 includes:

      Miscellaneous Receivables                                  53          63
      Less Allowance for Doubtful Account                        --          --
                                                            -------------------
      Net                                                        53          63
                                                            ===================
(4)   INVESTMENT SECURITIES

      The following is a summary of Investment
      Securities, 1996 and 1997:

      Trading Securities:
       Marketable Equity Securities, at cost                      1          --
       Gross Unrealised Gains                                     2          --
       Gross Unrealised Losses                                   --          --
                                                            -------------------
       Marketable Equity Securities,                                         --
       at fair value                                              3          --
                                                            ===================
(5)   PROPERTY

      Property at June 30, 1996 and 1997
      includes:

       Office Furniture & Equipment                             170         185
       Motor Vehicles                                            38          40
                                                            -------------------
                                                                208         225
       Less Accumulated Depreciation                           (153)       (174)
                                                            -------------------
                                                                 55          51
                                                            ===================

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

                                                              A$000's    A$000's
                                                                 1996       1997
                                                                  ---        ---
(6)   SHORT TERM AND LONG-TERM DEBT

The following is a summary of Bayou's borrowing arrangements as of June 30, 1996 and 1997

Long Term

Loan from Affiliate of Solmecs. Loan is interest
free and date of repayment not determined                         254        268

Loan from corporations affiliated with the
President of Bayou. Interest accrues
at the ANZ Banking Group Limited rate +1% for
overdrafts over $100,000. Repayment of loan not
required before June 30, 1998                                   1,998      2,999

Short-Term
Overdraft arrangement with balance
Accruing interest                                                  --         --
Notes Payable - Affiliates                                         --         --
                                                              ------------------

Total                                                           2,252      3,267
                                                              ==================

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

(9)   COMMITMENTS (Continued)

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

      In the event that the sale of Solmecs is consummated, of which there can be no assurance, Bayou intends to seek other business activities, which may be in the fields of energy conversion and conservation and/or other industries, including the mineral exploration industry. It is the policy of the Board of Directors of Bayou that it will not engage in any activities the scope and nature of which would subject the Company to the registration and reporting requirements of the Investment Company Act of 1940.