Form 10-Q/A
period 1997-09-30
BAYOU INTERNATIONAL LTD
filed 1998-05-07
CIK 814904

                       Securities and Exchange Commission
                             Washington, D.C. 2O549

                                    FORM lO-Q/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
(Mark one)

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    September 30 1997     or
                               -----------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code 0ll (613) 9276-7888
                                                   --------------------

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
                                   (Unaudited)

                                     ASSETS

                                                Sept 30     June 30     Sept 30
                                                   1997        1997        1996
Current Assets:
   Cash                                        $     62    $     53    $    113
   Accounts Receivable, net                          71          63          54
   Investments                                       --          --           3
                                               --------    --------    --------
     Total Current Assets                           133         116         170
                                               --------    --------    --------

Other Assets:
   Property and Equipment, net                       49          51          52
   Goodwill, net                                     --          --         400
                                               --------    --------    --------
     Total Other Assets                              49          51         452
                                               --------    --------    --------

         Total Assets                          $    182    $    167    $    622
                                               ========    ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank Overdraft                              $     --    $     --    $     --
   Short-Term Notes                                  69          --          --
   Accounts Payable and
     Accrued Expenses                               413         406         305
                                               --------    --------    --------

     Total Current Liabilities                      482         406         305
                                               --------    --------    --------

Long-Term Debt                                    3,497       3,267       2,542
                                               --------    --------    --------
     Total Liabilities                            3,979       3,673       2,847
                                               --------    --------    --------

Stockholders' Equity (Deficit):
   Common Stock:  $0.20 par value
     50,000,000 shares authorized,
     46,941,789 issued and outstanding            9,388       9,388       9,388
   Additional Paid-in-Capital                    11,592      11,592      11,592
   Cumulative Translation Adjustments              (697)       (435)        (40)
   Retained Deficits                            (24,080)    (24,051)    (23,165)
                                               --------    --------    --------
     Total Stockholders' Deficit                 (3,797)     (3,506)     (2,225)
                                               --------    --------    --------

         Total Liabilities and
           Stockholders' Equity                $    182    $    167    $    622
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

                                               3 Months        Year    3 Months
                                                  Ended       Ended       Ended
                                                Sept 30     June 30     Sept 30
                                                   1997        1997        1996
                                               --------    --------    --------
Revenues:
   Sales                                       $     --    $     66    $     --
   Other Income                                       6          11           5
                                               --------    --------    --------
                                                      6          77           5
Costs and Expenses:
   Cost of Sales                                     --          63          --
   Management Fee                                    --          --          --
   Interest Expense                                  69         259          60
   Legal, Accounting & Professional                  48          89          22
   Depreciation & Amortization                        3          12           3
   Amortization of Goodwill                          --         533         133
   Administrative                                   147         639          42
   Research & Development                            20          72          88
                                               --------    --------    --------

                                                    287       1,667         348
                                               --------    --------    --------

Loss from Operations                               (281)     (1,590)       (343)

   Gain (Loss) on Disposition of Assets               1          (2)         --
   Foreign Currency Exchange Gain (Loss)            251         332         (31)
                                               --------    --------    --------

                                                    252         330         (31)
                                               --------    --------    --------

Loss before Income Tax                              (29)     (1,260)       (374)

   Provision for Income Tax                          --          --          --
                                               --------    --------    --------

Net Loss                                            (29)     (1,260)       (374)
                                               ========    ========    ========

Earnings Per Common Equivalent Share           $   (.00)   $   (.03)   $   (.01)
                                               ========    ========    ========

Weighted Number of Common
     Equivalent Shares Outstanding               46,942      46,942      46,942
                                               ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                      September 30,1997 and June 30, 1997,
                      September 30, 1996 and June 30,1996,
                   and September 30, 1995, and June 30, 1995.
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)


                                    Common Stock                Cumulative   Retained
                                 -----------------    Paid-In-  Translation  Earnings
                                 Shares     Amount    Capital   Adjustment   (Deficit)
                                 ------     ------    --------  -----------  ---------
Balance June 30, 1995            46,942   $  9,388   $ 11,592   $   (665)    (20,781)

   Net Income three months
     ending 9-30-95                  --         --         --                   (684)

Foreign Currency Translation         --         --         --        366          --
                                 ------   --------   --------   --------     -------

Balance Sept 30, 1995            46,942      9,388     11,592       (299)    (21,465)

   Net Income nine months
     ending 6-30-96                  --         --         --         --      (1,326)

Foreign Currency Translation         --         --         --        229          --
                                 ------   --------   --------   --------     -------

Balance June 30, 1996            46,942      9,388     11,592        (70)    (22,791)

   Net Income three months
     ending 9-30-96                  --         --         --         --        (374)

Foreign Currency Translation         --         --         --         30          --
                                 ------   --------   --------   --------     -------

Balance September 30, 1996       46,942      9,388     11,592        (40)    (23,165)

   Net Income nine months
     ending 6-30-97                  --         --         --         --        (886)

Foreign Currency Translation         --         --         --       (395)         --
                                 ------   --------   --------   --------     -------
Balance June 30, 1997            46,942      9,388     11,592       (435)    (24,051)

   Net Income three months
     ending 9-30-97                  --         --         --         --         (29)

Foreign Currency Translation         --         --         --       (262)         --
                                 ------   --------   --------   --------     -------
Balance September 30, 1997     $ 46,942   $  9,388   $ 11,592   $   (697)   $(24,080)
                               ========   ========   ========   ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      Three Months Ended September 30, 1997
                        Year Ended June 30, 1997and Three
                         Months Ended September 30, 1996
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)

                                                3 Months        Year    3 Months
                                                   Ended       Ended       Ended
                                                 Sept 30     June 30     Sept 30
                                                    1997        1997        1996
                                                --------     -------    --------
Cash Flows from Operating Activities:
   Net Loss                                       $ (301)    $(1,260)      $(374)
   Adjustments:
     Foreign Currency Translation                   (258)       (365)         30
Depreciation and Amortization                          3         545         136
           (Gain) Loss on Disposition of Assets       --           2          --
       Diminution of Value                            --          --          --
     Reversal of Writeoff                            272          --          --
     Change Net of Effects of Subsidiary
       Acquisitions:
         Accounts Receivable                          (8)        (10)         (1)
         A/P and Accrued Liabilities                   7          60         (41)
                                                  ------     -------       -----
        Net Cash Provided (Used) by
           Operating Activities                     (285)     (1,028)       (250)
                                                  ------     -------       -----
Cash Flow from Investing Activities:
   Capital Expenditures, Net                          (1)         (8)         --
   Net Proceeds from Investments                      --           1          --
                                                  ------     -------       -----
       Net Cash Provided (Used) in
           Investing Activities                       (1)         (7)         --
                                                  ------     -------       -----

Cash Flows from Financing Activities:
   Net Borrowing under Credit
     Line Arrangements                                --          --          --
   Net Borrowing from Affiliates                     219        1,015         --
   Net Borrowings                                     76          --         290
                                                  ------     -------       -----
       Net Cash Provided by
           Financing Activities                      295        1,015        290
                                                  ------     -------       -----
Net Increase (Decrease) in Cash                        9         (20)         40
Cash at Beginning of Year                             53          73          73
                                                  ------     -------       -----
Cash at End of Year                               $   62     $    53       $ 113
                                                  ======     =======       =====

Supplemental Disclosures:
   Common Stock Issued in Lieu of
     Debt Repayment                               $   --     $    --       $  --
   Interest Paid (Net Capitalized)                $   69     $   256       $  --
   Income Tax Paid                                $   --     $    --       $  --

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

(2)  Accounts Receivable

      Accounts Receivable at September 30,1997,
      June 30, 1997 and September 30, 1996 includes:

                                                     (in Australian Dollars)
                                                          (000's omitted)
                                                 Sept 30     June 30     Sept 30
                                                    1996        1997        1996
                                                    ----        ----        ----
Miscellaneous Receivables                           $ 71        $ 63        $ 54
  Less Allowance for
    Doubtful Account                                  --          --          --
                                                    ----        ----        ----

      Net                                           $ 71        $ 63        $ 54
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
                                                    ====        ====        ====

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1997, June 30, 1997 and
                               September 30, 1996

(4)  Property

      Property at September 30, 1997, June 30, 1997 and September 30, 1996 includes:

                                                     (in Australian Dollars)
                                                         (000's omitted)
                                                 Sept 30     June 30     Sept 30
                                                    1997        1997        1996
                                                 -------     -------     -------
          Office Furniture & Equipment               191     $   185     $   169
          Motor Vehicles                              41          40          38
                                                 -------     -------     -------
                                                     232         225         207
          Less Accumulated Depreciation             (183)       (174)       (155)
                                                 -------     -------     -------

                                                 $    49     $    51     $    52
                                                 =======     =======     =======

(5)  Short Term and Long Term Debt

      The following is a summary of Bayou's borrowing arrangements as of September 30, 1997, June 30, 1997 and September 30, 1996.

      Long-Term

      Loan from Affiliate of Solmecs.
         Loan is interest free and has no fixed
         maturity date                            $   278      $  268    $   253
      Loan from corporations affiliated
         with the President of Bayou
         Interest accrues at the ANZ
         Banking Group Limited rate + 1%
         for overdrafts over$100,000
         Repayment of loan not required
         before June 30, 1998                       3,219       2,999      2,289
                                                  -------     -------    -------

         Total Long-Term                            3,497       3,267      2,542
                                                  -------     -------    -------

      Short-Term

      Overdraft arrangement with
         balance accruing interest                     --          --         --
      Notes Payable - Affiliates                       69          --         --
                                                  -------     -------    -------

          Total Short-Term                             69          --         --
                                                  -------     -------    -------

           Total                                   $3,566      $3,267     $2,542
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

Cost and expenses decreased from A$348,000 for the three months ended September 30, 1996 to A$287,000 for the three months ended September 30, 1997. The decrease is a net result of:

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

      d) a decrease in research and development from A$88,000 in the three months ended September 30, 1996 to A$20,000 in the three months ended September 30, 1997.

      e) the decrease in amortisation of goodwill from A$133,000 for the three months ended September 30, 1996 to A$nil for the three months ended September 30, 1997 as a result of goodwill associated with the acquisition of Solmecs in 1987 being fully amortised.

As a result of the foregoing the loss from operations amounted to $A281,000 for the three months ended September 30, 1997 compared to A$343,000 for the three months ended September 30, 1996.

The Company incurred a foreign exchange gain of A$251,000 for the three months ended September 30, 1997 compared to a foreign exchange loss of A$31,000 for the three months ended September 30, 1996 caused by the movement in the Australian dollar versus the U.S. dollar. All of the Company's loan accounts are denominated in U.S. dollars.

The Company incurred a net loss of A$29,000 for the end three months ended September 30, 1997 compared to a loss of A$374,000 for the end three months ended September 30, 1996.

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

                        BAYOU INTERNATIONAL, LTD.


                        By:
                                /s/ David H. Simcox
                                  ------------------------
                                    David H. Simcox
                                    Director


Dated: May 7, 1998  By:
                                /s/ Peter Lee
                                   -------------------------

                                    Peter Lee
                                    Director, Assistant Secretary and Chief
                                    Financial Officer
                                    (Principal Financial Officer)