Form 10-Q/A
period 1997-12-31
BAYOU INTERNATIONAL LTD
filed 1998-05-07
CIK 814904

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM lO-Q/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    December 31 1997     or
                               ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

Commission File Number 0-16097

                            BAYOU INTERNATIONAL, LTD.
             (Exact name of Registrant as specified in its charter)

          Delaware                                               98-0079697
------------------------------                               -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 46,941,789 outstanding shares on Common Stock, as of the latest practicable date. There were 46,941,789 outstanding shares of Common Stock as of December 31, 1997

                                     PART 1

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

      UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION
      PRESENTED IS IN AUSTRALIAN DOLLARS.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                       December 31, 1997 and June 30, 1997
                              and December 31, 1996
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)
                                     ASSETS

                                                 Dec 31     June 30      Dec 31
                                                   1997        1997        1996
                                               --------    --------    --------
Current Assets:
   Cash                                        $     68    $     53    $     48
   Accounts Receivable, net                          84          63          51
   Investments                                       --          --           3
                                               --------------------------------
      Total Current Assets                          152         116         102
                                               --------------------------------
Other Assets:
   Property and Equipment, net                      106          51          54
   Goodwill, net                                     --          --         266
                                               --------------------------------
   Total Other Assets                               106          51         320
                                               --------------------------------
           Total Assets                        $    258    $    167    $    422
                                               ================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short Term Notes                               $    369    $     --    $     --
Accounts Payable and
      Accrued Expenses                              438         406         281
                                               --------------------------------
      Total Current Liabilities                     807         406         281

Long-Term Debt                                    3,602       3,267       2,730
                                               --------------------------------
      Total Liabilities                           4,409       3,673       3,011

Stockholders' Equity (Deficit):
   Common Stock:  $0.20 par value
      100,000,000 shares authorized,
      46,941,789 issued and outstanding           9,388       9,388       9,388
   Additional Paid-in-Capital                    11,592      11,592      11,592
    Cumulative Translation Adjustments           (1,507)       (435)        (17)
   Retained Deficits                            (23,624)    (24,051)    (23,582)
                                               --------------------------------
      Total Stockholders' Deficit                (4,151)     (3,506)     (2,589)
                                               --------------------------------
           Total Liabilities and
             Stockholders' Equity              $    258    $    167    $    422
                                               ================================

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

                                               Three       Three        Six         Six
                                              Months      Months      Months      Months
                                               Ended       Ended       Ended       Ended
                                              Dec 31      Dec 31      Dec 31      Dec 31
                                                1997        1996        1997        1996
                                            --------    --------    --------    --------
Revenues:
    Other Income                            $     39    $      7    $     45    $     12
                                            --------------------------------------------
                                                  39           7          45          12
Costs and Expenses:
    Management Fee                                --          --          --          --
    Interest Expense                              73          64         142         124
    Legal, Accounting & Professional              18          23          66          45
    Depreciation & Amortization                    3           3           6           6
    Amortization of Goodwill                      --         134          --         267
    Administrative                               197          71         344         113
    Research & Development                        54          76          74         164
                                            --------------------------------------------
                                                 345         371         632         719
                                            --------------------------------------------
Loss from Operations                            (306)       (364)       (587)       (707)

    Gain (Loss) on Disposition of Assets          --          --           1          --
    Foreign Currency Exchange Gain (Loss)        762         (23)      1,013         (54)
                                            --------------------------------------------
                                                 762         (23)      1,014         (54)
                                            --------------------------------------------
Income (Loss) before Income Tax                  456        (387)        427        (761)

    Provision for Income Tax                      --          --          --          --
                                            --------------------------------------------
Net Income (Loss)                                456        (387)        427        (761)
                                            --------------------------------------------
Earnings Per Common Equivalent Share        $    .01    $   (.01)   $    .01    $   (.02)
                                            ============================================
Weighted Number of Common
      Equivalent Shares Outstanding           46,942      46,942      46,942      46,942
                                            ============================================

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

                                            Common Stock    Paid-In-   Cumulative
                                         -----------------  Capital   Transalation   Retained
                                         Shares     Amount (Deficit)    Adjustment   Earnings
                                         ------     ------ ---------    ----------   --------
Balance June 30, 1995                    46,942      9,388     11,592       (665)    (20,781)

    Net Income six months
      ending 12-31-95                        --         --         --         --        (897)

    Foreign Currency Translation             --         --         --        274          --
                                         ---------------------------------------------------
Balance December 31, 1995                46,942      9,388     11,592       (391)    (21,678)

    Net Income six months
      ending 6-30-96                         --         --         --                  (1113)

    Foreign Currency Translation             --         --         --        321          --
                                         ---------------------------------------------------
Balance June 30, 1996                    46,942      9,388     11,592        (70)    (22,791)

    Net Income six months
      ending 12-31-96                        --         --         --         --        (761)

    Foreign Currency Translation             --         --         --         53          --
                                         ---------------------------------------------------
Balance December 31, 1996                46,942      9,388     11,592        (17)    (23,552)

    Net Income six months
      ending 6-30-97                         --         --         --         --        (499)

    Foreign Currency Translation             --         --         --       (418)         --
                                         ---------------------------------------------------
Balance June 30, 1997                    46,942      9,388     11,592       (435)    (24,051)

    Net Income six months
      ending 12-31-96                        --         --         --         --         427

    Foreign Currency Translation             --         --         --     (1,072)         --
                                         ---------------------------------------------------
Balance December 31, 1997                46,942   $  9,388   $ 11,592   $ (1,507)   $(23,624)
                                         ===================================================

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

                                                   3 Months       Year   3 Months
                                                      Ended      Ended      Ended
                                                     Dec 31    June 30     Dec 31
                                                       1997       1997       1996
                                                     ------    -------     ------
Cash Flows from Operating Activities:
    Net Income (Loss)                               $   427    $(1,260)   $  (761)
    Adjustments:
      Foreign Currency Translation                   (1,072)      (365)        53
      Depreciation and Amortization                       6        545        273
      (Gain) Loss on Disposition of Assets               --          2         --
      Diminution of Value                                --         --         --
      Change Net of Effects of Subsidiary
         Acquisitions:
           Accounts Receivable                          (21)       (10)         2
           A/P and Accrued Liabilities                   32         60        (65)
                                                    -----------------------------
         Net Cash Provided (Used) by
             Operating Activities                      (628)    (1,028)      (498)
                                                    -----------------------------
Cash Flow from Investing Activities:
    Capital Expenditures, Net                           (61)        (8)        (5)
    Net Proceeds from Investments                        --         (1)        --
                                                    -----------------------------
         Net Cash Provided (Used) in
             Investing Activities                       (61)        (7)        (5)
                                                    -----------------------------
Cash Flows from Financing Activities:
    Net Borrowing under Credit
      Line Arrangements                                  --         --         --
    Net Borrowing from Affiliates                       299      1,015        478
    Net Borrowings                                      405         --         --
                                                    -----------------------------
         Net Cash Provided by
             Financing Activities                       704      1,015        478
                                                    -----------------------------
Net Increase (Decrease) in Cash                          15        (20)       (25)
Cash at Beginning of Year                                53         73         73
                                                    -----------------------------
Cash at End of Year                                 $    68    $    53    $    48
                                                    =============================
Supplemental Disclosures:
    Common Stock Issued in Lieu of
      Debt Repayment                                $    --    $    --    $    --
    Interest Paid (Net Capitalized)                 $   142    $   256    $    --
    Income Tax Paid                                 $    --    $    --    $    --

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

(2)  Accounts Receivable

      Accounts Receivable at December 31,1997, June 30, 1997 and December 31, 1996 includes:

                                                  (in Australian Dollars)
                                                      (000's omitted)
                                            -----------------------------------
                                            Dec 31       June 30         Dec 31
                                              1997          1997           1996
                                            ------       -------         ------
           Miscellaneous Receivables         $  84         $  63          $  51
             Less Allowance for
               Doubtful Account                 --            --             --
                                            -----------------------------------

                 Net                         $  84         $  63          $  51
                                            ===================================

(3)  Investment Securities

      The following is a summary of Investment Securities at December 31, 1997, June 30, 1997 and December 31, 1996:

                                                  (in Australian Dollars)
                                                      (000's omitted)
                                            -----------------------------------
                                            Dec 31       June 30         Dec 31
                                              1997          1997           1996
                                            ------       -------         ------
           Trading Securities:
             Marketable Equity
               Securities, at cost           $   --        $   --         $   1
             Gross Unrealized Gains              --            --             2
             Gross Unrealized Losses             --            --            --
                                             -----------------------------------
             Marketable Equity Securities,
               at fair value                 $   --        $   --         $   3
                                             ===================================

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 1997, June 30, 1997 and
                                December 31, 1996

(4)  Property

      Property at December 31, 1997, June 30, 1997 and December 31, 1996 includes:

                                                  (in Australian Dollars)
                                                      (000's omitted)
                                            -----------------------------------
                                            Dec 31       June 30         Dec 31
                                              1997          1997           1996
                                            ------       -------         ------
           Office Furniture & Equipment     $ 266         $ 185         $  173
           Motor Vehicles                      45            40             38
                                            -----------------------------------
                                              311           225            211
           Less Accumulated Depreciation     (205)         (174)          (157)
                                            -----------------------------------
                                            $ 106         $  51         $   54
                                            ===================================

(5)  Short Term and Long Term Debt

      The following is a summary of Bayou's borrowing arrangements as of December 31, 1997, June 30, 1997 and December 31, 1996.

                                                          (in Australian Dollars)
                                                              (000's omitted)
                                                    -----------------------------------
                                                    Dec 31       June 30         Dec 31
        Long-Term                                     1997          1997           1996
        ---------                                   ------       -------         ------
        Loan from Affiliate of Solmecs.
           Loan is interest free and has
           no fixed maturity date.                    308           268            252
        Loan from corporations affiliated
           with the President of Bayou.
           Interest accrues at the ANZ
           Banking Group Limited rate
           + 1% for overdrafts over $100,000.
           Repayment of loan not required
           before June 30, 1998.                    3,294         2,999          2,478
                                                   -----------------------------------
           Total Long-Term                          3,602         3,267          2,730
                                                   -----------------------------------
        Short-Term
        ----------

        Overdraft arrangement with
           balance accruing interest                   --            --             --
        Notes Payable - Affiliates                    369            --             --
                                                   -----------------------------------
           Total Short-Term                           369            --             --
                                                   -----------------------------------
             Total                                 $3,971        $3,267         $2,730
                                                   ===================================

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

      Solmecs also agreed to assume the obligations of APRDA to pay royalties to the Ministry of Energy on products developed from these R&D projects for its participation in the research and development cost of APRDA. As of December 31, 1997, this liability amounted to approximately $308,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, Solmecs is to pay royalties to the Ministry of Energy (ME) at a reduced rate.

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

Costs and expenses decreased from A$719,000 in the six months ended December 31, 1996 to A$632,000 in the six months ended December 31, 1997. The decrease is a net result of:

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

e) the decrease in amortisation of goodwill from A$267,000 for the six months ended December 31, 1996 to A$nil for the six months ended December 31, 1997 as a result of goodwill associated with the acquisition of Solmecs in 1987 being fully amortised.

As a result of the foregoing, the loss from operations decreased from A$707,000 for the six months ended December 31, 1996 to A$587,000 for the six months ended December 31, 1997.

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

Liquidity and Capital Resources

As of December 31, 1997 the Company had short term obligations of A$807,000 comprising accounts payable and accrued expenses and owed an amount of A$3,294,000 to Chevas Pty Ltd of which the President and the Chief Executive Officer of the Company Mr. J I Gutnick is a Director. A company associated with the party who are negotiating the purchase of Solmecs has provided loan funds to Solmecs amounting to A$308,000. These funds are interest free.

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

The Company will still be required to fund Solmecs in order to complete the development of the next stage of the LMMHD project together with other projects that Solmecs is developing. As noted above a company associated with the party who are negotiating the purchase of Solmecs have provided loan funds to Solmecs to enable operation to continue. However, there can be no assurance that this party will continue to provide these funds.

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

                             BAYOU INTERNATIONAL, LTD.

                             By:
                                           /s/ Joseph I. Gutnick
                                              -----------------------------
                                               Joseph I. Gutnick
                                               Chairman of the Board, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)

Dated: May 7, 1998           By:


                                           /s/ Peter Lee
                                              ------------------------------
                                               Peter Lee, Director, Assistant
                                               Secretary and Chief
                                               Financial Officer
                                               (Principal Financial Officer)