Form 10-Q
period 1998-03-31
BAYOU INTERNATIONAL LTD
filed 1998-05-27
CIK 814904

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 2O549

                                    FORM 1O-Q


 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998     or

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

        210 Kings Way, South Melbourne, Victoria, 3205, Australia
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    0ll (613) 9234-1100

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
                  Yes   X                 No
                       ---

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 46,941,789 outstanding shares on Common Stock, as of the latest practicable date. There were 46,941,789 outstanding shares of Common Stock as of March 31, 1998.

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

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998 and March 31, 1997, the results of its operations for the nine month periods ended March 31, 1998 and March 31, 1997, and the changes in its cash flows for the nine month periods ended March 31, 1998 and March 31, 1997, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

      UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION
      PRESENTED IS IN AUSTRALIAN DOLLARS.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                        March 31, 1998 and June 30, 1997
                               and March 31, 1997
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)
                                     ASSETS

                                             Mar 31      June 30       Mar 31
                                               1998         1997         1997
                                             ------      -------       ------
Current Assets:
   Cash                                    $      9     $     53     $     88
   Accounts Receivable, net                     153           63           55
   Investments                                   --           --            3
                                           --------     --------     --------

     Total Current Assets                       162          116          146
                                           --------     --------     --------
Other Assets:
   Property and Equipment, net                  177           51           51
   Goodwill, net                                 --                       133
                                           --------     --------     --------

   Total Other Assets                           177           51          184
                                           --------     --------     --------

     Total Assets                          $    339     $    167     $    330
                                           ========     ========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short Term Notes                        $    648     $     --     $     --
   Accounts Payable &
     Accrued Expenses                           492          406          322
                                           --------     --------     --------

     Total Current Liabilities                1,140          406          322

Long-Term Debt                                3,753        3,267        3,041
                                           --------     --------     --------

     Total Liabilities                        4,893        3,673        3,363
                                           --------     --------     --------
Stockholders' Equity (Deficit):
   Common Stock:  $0.20 par value
     50,000,000 shares authorized,
     46,941,789 issued and outstanding        9,388        9,388        9,388
   Additional Paid-in-Capital                11,592       11,592       11,592
   Cumulative Translation Adjustments        (1,362)        (435)         (92)
   Retained Deficits                        (24,172)     (24,051)     (23,921)
                                           --------     --------     --------

     Total Stockholders' Deficit             (4,554)      (3,506)      (3,033)
                                           --------     --------     --------
        Total Liabilities and
          Stockholders' Equity             $    339     $    167     $    330
                                           ========     ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1998 and 1997 and
                    Nine Months Ended March 31, 1998 and 1997
                                 (000's omitted)
                             (in Australian Dollars)
                                   (Unaudited)

                                                     Three        Three         Nine         Nine
                                                    Months       Months       Months       Months
                                                     Ended        Ended        Ended        Ended
                                                    Mar 31       Mar 31       Mar 31       Mar 31
                                                      1998         1997         1998         1997
                                                    ------       ------       ------       ------
Revenues:
   Other Income                                   $      3     $     --     $     48     $     12
                                                  --------     --------     --------     --------

                                                         3           --           48           12
Costs and Expenses:
   Management Fee                                       --           --           --           --
   Interest Expense                                     89           65          231          189
   Legal, Accounting & Professional                     31            6           97           51
   Depreciation & Amortization                           4            3           10            9
   Amortization of Goodwill                             --          133           --          400
   Administrative                                      262           83          606          196
   Research & Development                               25          133           99          297
                                                  --------     --------     --------     --------

                                                       411          423        1,043        1,142
                                                  --------     --------     --------     --------

Loss from Operations                                  (408)        (423)        (995)      (1,130)

   Diminution of Asset Value                            --           --           --           --
   Gain (Loss) on Disposition of Assets                 --           --            1           --
   Foreign Currency Exchange Gain (Loss)              (140)          54          873           --
   Bad Debt (Expense) Recovery                          --           --           --           --
                                                  --------     --------     --------     --------

                                                      (140)          54          874           --
                                                  --------     --------     --------     --------

Loss before Income Tax                                (548)        (369)        (121)      (1,130)

Provision for Income Tax                                --           --           --           --
                                                  --------     --------     --------     --------

Net Income (Loss)                                 $   (548)    $   (369)    $   (121)    $ (1,130)
                                                  --------     --------     --------     --------

Earnings Per Common Equivalent Share              $   (.01)    $   (.01)    $   (.01)    $   (.02)
                                                  --------     --------     --------     --------
Weighted Number of Common
     Equivalent Shares Outstanding                  46,942       46,942       46,942       46,942
                                                  ========     ========     ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                        March 31, 1998 and June 30, 1997
                               and March 31, 1997
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)

                                                                             Cumulative     Retained
                                            Common Stock        Paid-In-    Translation     Earnings
                                          Shares      Amount     Capital     Adjustment    (Deficit)
                                          ------      ------     -------     ----------    ---------

Balance June 30, 1995                     46,942       9,388      11,592          (665)     (20,781)

   Net Income nine months
     ending 3-31-96                           --          --          --            --       (1,499)

        Foreign Currency Translation          --          --          --           546           --
                                          ------    --------    --------      --------     --------

Balance March 31, 1996                    46,942       9,388      11,592          (119)     (22,280)

   Net Income three months
     ending 6-30-96                           --          --          --            --         (511)

        Foreign Currency Translation          --          --          --            49           --
                                          ------    --------    --------      --------     --------

Balance June 30, 1996                     46,942       9,388      11,592           (70)     (22,791)

   Net Income nine months
     ending 3-31-97                           --          --          --            --       (1,130)

        Foreign Currency Translation          --          --          --           (22)          --
                                          ------    --------    --------      --------     --------

Balance March 31, 1997                    46,942       9,388      11,592           (92)     (23,921)

   Net Income three months
     ending 6-30-97                           --          --          --            --         (130)

        Foreign Currency Translation          --          --          --          (343)          --
                                          ------    --------    --------      --------     --------

Balance June 30, 1997                     46,942       9,388      11,592          (435)     (24,051)

   Net Income nine months
     ending 3-31-98                           --          --          --            --         (121)

   Foreign Currency Translation               --          --          --          (927)          --
                                          ------    --------    --------      --------     --------
Balance March 31, 1998                    46,942    $  9,388    $ 11,592      $ (1,362)    $(24,172)
                                          ======    ========    ========      ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 1998 and 1997
                          and Year Ended June 30, 1997
                             (in Australian Dollars)
                                 (000's omitted)
                                   (Unaudited)

                                                   9 Months        Year    9 Months
                                                      Ended       Ended       Ended
                                                     Mar 31     June 30      Mar 31
                                                       1998        1997        1997
                                                   --------     -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                          $  (121)    $(1,260)    $(1,130)
   Adjustments:
     Foreign Currency Translation                       (927)       (365)          6
     Depreciation and Amortization                        10         545         409
             (Gain) Loss on Disposition of Assets         --           2          --
   Diminution of Value                                    --          --          --
     Provision for Bad Debt                               --
     Change Net of Effects of Subsidiary
       Acquisitions:
         Accounts Receivable                             (90)        (10)         (2)
         A/P and Accrued Liabilities                      86          60         (24)
                                                     -------     -------     -------
       Net Cash Provided (Used) by
           Operating Activities                       (1,042)     (1,028)       (741)
                                                     -------     -------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net                            (136)         (8)         (5)
   Net Proceeds from Investments                          --           1          --
                                                     -------     -------     -------
       Net Cash Provided (Used) in
           Investing Activities                         (136)         (7)         (5)
                                                     -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Borrowing under Credit
     Line Arrangements                                    --          --          --
   Net Borrowing from Affiliates                         486       1,015         761
   Proceeds from borrowings                              648          --          --
                                                     -------     -------     -------
       Net Cash Provided by
           Financing Activities                        1,134       1,015         761
                                                     -------     -------     -------

Net Increase (Decrease) in Cash                          (44)        (20)         15
Cash at Beginning of Year                                 53          73          73
                                                     -------     -------     -------
Cash at End of Year                                  $     9     $    53     $    88
                                                     =======     =======     =======
Supplemental Disclosures:
   Common Stock Issued in Lieu of
     Debt Repayment                                  $    --     $    --     $    --
   Interest Paid (Net Capitalized)                   $   231     $   259     $   189
   Income Tax Paid                                   $    --     $    --     $    --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                        March 31, 1998, June 30, 1997 and
                                 March 31, 1997


(1)  ORGANIZATION

      Bayou International, Ltd. (Bayou) is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 42.7% of Bayou as of March 31, 1998.

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


(2)  ACCOUNTS RECEIVABLE

      Accounts Receivable at March 31,1998, June 30, 1997 and March 31, 1997 includes:

                                                    (in Australian Dollars)
                                                        (000's omitted)
                                                --------------------------------
                                                Mar 31      June 30       Mar 31
                                                  1998         1997         1997
                                                ------      -------       ------
Miscellaneous Receivables                         $153         $ 63         $ 55
  Less Allowance for
    Doubtful Account                                --           --           --
                                                  ----         ----         ----

      Net                                         $153         $ 63         $ 55
                                                  ====         ====         ====

(3)  INVESTMENT SECURITIES

      The following is a summary of Investment Securities at March 31, 1998, June 30, 1997 and March 31, 1997:

                                                       (in Australian Dollars)
                                                           (000's omitted)
                                                    ----------------------------
                                                    Mar 31     June 30    Mar 31
                                                      1998        1997      1997
                                                    ------     -------    ------
Trading Securities:
  Marketable Equity
    Securities, at cost                              $  --        $ --      $ 1
  Gross Unrealized Gains                                --          --        2
  Gross Unrealized Losses                               --          --       --
                                                     -----        ----      ---
  Marketable Equity Securities,
    at fair value                                    $  --        $ --      $ 3
                                                     =====        ====      ===

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 1998, June 30, 1997 and
                                 March 31, 1997


(4)  PROPERTY

      Property at March 31, 1998, June 30, 1997 and March 31, 1997 includes:

                                                   (in Australian Dollars)
                                                       (000's omitted)
                                               ---------------------------------
                                               Mar 31      June 30       Mar 31
                                                 1998         1997         1997
                                               ------      -------       ------
Office Furniture & Equipment                    $ 341        $ 185        $ 175
Motor Vehicles                                     45           40           38
                                                -----        -----        -----

                                                  386          225          213
Less Accumulated Depreciation                    (209)        (174)        (162)
                                                -----        -----        -----

                                                $ 177        $  51        $  51
                                                =====        =====        =====

(5)  SHORT TERM AND LONG TERM DEBT

      The following is a summary of Bayou's borrowing arrangements as of March
         31, 1998, June 30, 1997 and March 31, 1997.

                                                       (in Australian Dollars)
                                                           (000's omitted)
                                                    ----------------------------
                                                    Mar 31    June 30     Mar 31
Long-Term                                             1998       1997       1997
                                                    ------    -------     ------
Loan made from affiliate of Subsidiary
   Loan has no interest and has no fixed
   maturity date                                    $  302     $  268     $  268
Loan from corporations affiliated
   with the President of Bayou
   Interest accrues at the ANZ
   Banking Group Limited rate + 1%
   for overdrafts over $100,000
   Repayment of loan not required
   before June 30, 1998                              3,451      2,999      2,773
                                                    ------     ------     ------

   Total Long-Term                                  $3,753     $3,267     $3,041
                                                    ------     ------     ------
Short-Term

Notes Payable                                          648         --         --
Notes Payable - Affiliates                              --         --         --
                                                    ------     ------     ------

   Total Short-Term                                    648         --         --
                                                    ------     ------     ------

     Total                                          $4,401     $3,267     $3,041
                                                    ======     ======     ======

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 1998, June 30, 1997 and
                                 March 31, 1997


(6)  AFFILIATE TRANSACTIONS

      Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At March 31, 1998, Bayou had no outstanding advances to or from unconsolidated affiliated companies.


(7)  GOING CONCERN

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of Bayou and Solmecs as going concerns. However, both Bayou and Solmecs have sustained recurring losses. In addition, neither Bayou or Solmecs have any net working capital and both have retained stockholders' deficits which raises substantial doubts as to their ability to continue as going concerns.

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


(8)  COMMITMENTS

      Solmecs has entered into the following commitments:

      (a) In accordance with an agreement dated November 5, 1981, between the Company, Ben Gurion University and B.G. Negev Technology and Applications Ltd. (BGU), the subsidiary in Israel is conducting research and development projects on the campus of Ben-Gurion University in consideration for a fee for the use of the facilities. The Company owns the patents connected with these projects and agreed to pay royalties to BGU at the rate of 1.725% on sales of products and at the rate of 11.5% on income from licensing fees.

      The Company also agreed to assume the obligation of BGU to pay royalties to the Ministry of National Infrastructure on products developed from these R&D projects for its participation in the research and development costs of BGU. The royalties are to be paid at the rate of 1% on sales of products and at the rate of 5% on income from licensing fees. As of March 31, 1998, this liability amounted to approximately $318,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, the Company is to pay royalties to the Ministry of National Infrastructure at a reduced rate of 0.3% on sales of products and at the rate of 2% on income from licensing fees.

      Through March 31, 1998, there were no sales or income on which royalties were payable to BGU and the Ministry of National Infrastructure.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 1998, June 30, 1997 and
                                 March 31, 1997


(8)  COMMITMENTS (CONTINUED)

      (b) International Lead Zinc Research Organization (ILZRO)

      In connection with a research contract with ILZRO, Solmecs' subsidiary agreed to pay ILZRO a fee for any lead used in future production by the subsidiary. The total fee commitment is limited to $1,864,000. Through March 31, 1998, the subsidiary has not used any lead for which it is required to pay fees.

      (c) Chief Scientist of the Government of Israel

      For the period from 1981 to 1991, Solmecs' subsidiary received participations from the Chief Scientist of $2,274,420 towards the cost of a research and development project. In return, the subsidiary is required to pay royalties at the rate of 2% of sales of know-how or products derived from the project. Through March 31, 1998, there were no sales on which royalties were payable.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

          9 months ended March 31, 1997 A$1.00 = U.S. $.7860
          9 months ended March 31, 1998 A$1.00 = U.S. $.6622


RESULTS OF OPERATION

NINE  MONTHS ENDED MARCH 31, 1998 VS. NINE MONTHS ENDED MARCH  31, 1997.

Total revenues amounted to A$48,000 for the nine months ended March 31, 1998, compared to A$12,000 for the nine months ended March 31, 1997. The major reasons for the increase were photovoltaics sales and income from the Dead Seas Project.

Costs and expenses decreased from A$1,142,000 in the nine months ended March 31, 1997, to A$1,043,000 in the nine months ended March 31, 1998. The decrease is the net result of:

      (a) an increase in interest expense from A$189,000 in the nine months ended March 31, 1997, to A$231,000 in the nine months ended March 31, 1998, as a result of the increase in long term debt of the Company.

      (b) an increase in legal, accounting and professional expenses from A$51,000 for the nine months ended March 31, 1997, to A$97,000 in the nine months ended March 31, 1998, due to costs involved with the disposal of Solmecs Corporation N.V.

      (c) a decrease in amortization of goodwill from A$400,000 for the nine months ended March 31, 1997, to A$nil for the nine months ended March 31, 1998, as a result of goodwill associated with the acquisition of Solmecs in 1987 being fully amortized.

      (d) an increase in administrative costs including salaries from A$196,000 in the nine months ended March 31, 1997, to A$606,000 in the nine months ended March 31, 1998, due to:

          (i) the reorganisation of the operations whereby the administration of Solmecs (Israel) Ltd was moved from Ben-Gurion University to Omer Industrial Park to provide greater accommodation for research, development and administration together with associated costs; and

          (ii) marketing expenses of the boiler and magnesium pump projects.

      (e) a decrease in research and development from A$297,000 for the nine months ended March 31, 1997, to A$99,000 for the nine months ended March 31, 1998, due to less research and development being undertaken by both staff and subcontractors.

As a result of the foregoing, the loss from operations decreased from $A1,130,000 in the nine months ended March 31, 1997, to A$995,000 in the nine months ended March 31, 1998. The Company did not realise a foreign exchange gain or loss for the nine months ended March 31, 1997, compared with a foreign exchange gain of A$873,000 for the nine months ended March 31, 1998 caused by the movement in the Australian dollar compared with the US dollar. All of the Company's loan accounts are denominated in US dollars.

The Company incurred a net loss of A$1,130,000 for the nine months ended March 31, 1997, compared with a loss of A$121,000 for the nine months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998 the Company had short term obligations of A$1,140,000 comprising Short Term Notes and accounts payable and accrued expenses and long term obligations of A$3,753,000 consisting of an amount of A$3,451,000 to Chevas Pty Ltd of which the President and the Chief Executive Officer of the Company Mr. J I Gutnick is a Director and A$302,000 to an affiliate of Solmecs.

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


CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-Q is forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including the strength of the domestic and foreign economies, slower than anticipated completion of research and development projects, the availability of financing for such projects and movements in the foreign exchange rate. Additional information which could affect the Company's financial results is included in the Company's Form 10-K on file with the Securities and Exchange Commission.

                                     PART II


Item 1.     LEGAL

            Not Applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            The Company did not file any Report on Form 8-K during the nine months ended March 31, 1998.

Item 5.     OTHER INFORMATION

                                 (FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

                          BAYOU INTERNATIONAL, LTD.

                          By: (Signed)

                              Joseph I. Gutnick
                              Chairman of the Board, President and
                              Chief Executive Officer
                              (Principal Executive Officer)

Dated: May 25, 1998       By: (Signed)

                              Peter Lee, Director, Assistant Secretary and Chief Financial Officer
                              (Principal Financial Officer)