Form 10-K
period 1998-06-30
BAYOU INTERNATIONAL LTD
filed 1998-11-23
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       June 30, 1998      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________  to _______________
Commission File Number    0-16097

                            BAYOU INTERNATIONAL, LTD.
             (Exact name of Registrant as specified in its charter)

               Delaware                                     98-0079697
      (State or other jurisdiction of                    (IRS Employer
      incorporation or organisation)                     Identification No.)

            210 Kings Way, South Melbourne, Victoria, 3205, Australia
            (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code   011 (613) 9234 1100

Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class                 Name of each exchange
                                                on which registered
                 N/A                                   N/A

Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, par value $0.15 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.

                           Yes  X                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, US$0.15 par value per share ("Common Stock") held by non-affiliates of the Company was A$4,849,215 (US$3,006,514)as at November 4, 1998.

There were 46,941,789 outstanding shares of Common Stock as of June 30, 1998

TABLE OF CONTENTS                                                        PAGE


PART I
Item 1     Business                                                        3
Item 2     Properties                                                      6
Item 3     Legal Proceedings                                               6
Item 4     Submission of Matters to a Vote of Security Holders             7


PART II
Item 5     Market for the Registrant's Common Equity and
           Related Stockholder Matters                                     8
Item 6     Selected Financial Data                                         9
Item 7     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11
Item 8     Not applicable                                                 15
Item 9     Not applicable                                                 15


PART III
Item 10    Directors and Executive Officers of the Registrant             16
Item 11    Executive Compensation                                         18
Item 12    Security Ownership of Certain Beneficial Owners                19
           and Management
Item 13    Certain Relationships and Related Transactions                 20


PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                    22


           Signatures                                                     23


           Exhibit Index                                                  25

                                     PART I


ITEM 1     BUSINESS

GENERAL

Bayou International, Ltd., a Delaware corporation (the "Company") is primarily a holding company whose major asset is its 24% holding in the stock of SCNV Acquisition Corp ("SCNV"), a Delaware corporation engaged in the research and development of high efficiency, low pollution or pollution-free products and technologies in the energy conversion and conservation fields.

Pursuant to a Stock Purchase Agreement dated as of June 5, 1998, ("the Stock Purchase Agreement") the Company acquired 499,701 shares in SCNV, representing approximately 24% of the issued and outstanding share capital of SCNV, in return for the whole of the share capital of Solmecs Corporation N.V., ("Solmecs"), a Netherlands Antilles company which was formerly a wholly owned subsidiary of the Company.

The Company will continue to pursue other business activities which may be in the fields of energy conversion and conservation (such activities not being in competition with SCNV) and/or other industries including the mineral exploration industry.

In connection with Bayou's future business activities, it is the policy of Bayou's Board of Directors that Bayou will not engage in any activities the scope and nature of which would subject Bayou to registration and reporting requirements of the Investment Company Act of 1940.

Unless otherwise indicated, all amounts in this Report are presented in Australian Dollars ("A$"). For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 1998 have been translated into United States Dollars ("US$") using the rate of exchange at June 30, 1998 [(A$1.00=US$0.620)].

The executive offices of the Company are located at 210 Kings Way, South Melbourne Victoria, 3205, Australia and the telephone number is +613 9234 1100 (facsimile +613 9234 1110).

The term "Company" as defined above and as used in this Report refers to Bayou International, Ltd. and its predecessor corporation, Bayou Oil and Gas, Inc ("Bayou Oil") (described below), after giving effect to the reincorporation in the State of Delaware (also described below).

RECENT DEVELOPMENTS

On July 21, 1998 the Company lodged Form 8-K with the Securities and Exchange Commission, advising that by the Stock Purchase Agreement made July 8, 1998 and dated June 5, 1998 referred to above, the Company had sold all of the issued capital of its wholly-owned subsidiary Solmecs to SCNV. Consideration for the sale was 499,701 shares in SCNV, representing approximately 24% of that company.

The sale of Solmecs, which had represented the major undertaking of the Company, had received the Written Consent of Stockholders, a pro-forma of which was included as Annex A to an Information Statement mailed out to Stockholders on June 5, 1998.

As a result of this transaction the major asset of the Company is its investment in the issued share capital of SCNV.

HISTORY OF THE COMPANY

The Company's predecessor corporation, Bayou Oil, was incorporated under the laws of Minnesota in 1973. From 1973 through to 1981 Bayou Oil was engaged in the design and production of athletic equipment and it also owned rights to a line of sportswear. These business lines were ultimately discontinued and in March 1981 Bayou Oil entered into the oil and gas exploration business by acquiring certain rights to oil and gas leases. These rights were not profitable and, as a result, from 1981 through to May 1986 Bayou Oil did not engage in any meaningful business activities or operations.

On March 6, 1987 Bayou Oil was reincorporated in the State of Delaware, its name was changed to Bayou International, Ltd, and the par value of the stock was increased from US$0.01 to US$0.15 per share.

In 1987 the Company acquired 54% of the issued and outstanding capital stock of Solmecs, and in January 1992 acquired the remaining 46% of the issued and outstanding shares. At that time, therefore, Solmecs became a wholly owned subsidiary of the Company.

On February 13, 1998, the Company acquired a 100% owned subsidiary, Bayou Australia Pty Ltd, a corporation incorporated under the laws of Australia.

SOLMECS CORPORATION N.V.

Solmecs was established in 1980 to engage in the research, development and commercialisation of products and technologies in the energy conversion field. The technology, known as LMMHD Energy Conversion Technology (ECT) is in relation to more efficient and less capital-intensive methods of power generation. If commercially successful, the technology will enable more efficient conversion of generator fuel to electrical energy by bypassing the interim conversion to mechanical energy to drive a rotor. The process requires lower capital costs and its higher efficiency will create less environmental pollution than conventional electrical generation processes.

The specific form of LMMHD-ECT in which Solmecs is engaged is referred to as OMACON (Optimised Magnetohydrodynamic Conversion). The patented technology for the OMACON generator was originally developed by Professor Herman Branover ("Branover"), an astrophysicist who is the head of Ben-Gurion University's centre for Magnetohydrodynamic (MHD) studies in Israel and a former Professor at the Academy of Science in Riga, Latvia.

The presently ongoing LMMHD program of Solmecs commenced in 1981. The program concentrates on the development of OMACON systems and toward the commercialisation of small-scale power plants being able to utilise a variety of heat sources. This program is called the ETGAR Program.

The majority of Solmecs' activities are located in Israel. Ben-Gurion University, through its commercial arm, Advanced Products (Beer-Sheva) Ltd. ("AP"). AP has assigned all of its rights, title and interest in and to the patents and technology which underlie the OMACON generator to Solmecs for consideration of an initial payment of $100,000 and ongoing royalties. Solmecs has agreed to certain obligations to the Government of Israel in relation to research grants, and has obligations to conduct certain of its research through the MHD centre at Ben-Gurion University.

A further subsidiary of Solmecs, Heatex Ltd, was formed in 1995 to research develop and commercialise a domestic hot water tank control and display system.

Between 1987 and 1997 the Company advanced approximately US$5,000,000 to Solmecs to fund its day to day operating expenses, and invested a similar amount in Solmecs over the same period.

In determining to approve the disposition of Solmecs pursuant to the Stock Purchase Agreement the Board considered that Solmecs will require substantial additional funds in order to complete the development and commercialisation of the ETGAR project. The Company has been unable to obtain the necessary funding. The Board believed that in the light of the limited resources available to the Company, it would be advisable for the Company to seek to refocus its business towards other businesses or activities that would provide greater opportunities for commercial development in the near term, without the same level of investment that Solmecs will require.

THE AGREEMENT WITH SCNV

The Stock Purchase Agreement dated June 5, 1998 between the Company, SCNV and Solmecs required the Company to deliver to SCNV all of the issued share capital in its wholly owned subsidiary Solmecs, in return for 499,701 shares in SCNV.

The consideration shares in SCNV represent 24% of SCNV's issued share capital as at July 8, 1998.

Simultaneously with the closing of the Solmecs Acquisition, SCNV completed an initial public offering of common stock and warrants which resulted in gross proceeds of approximately US$5,900,000.

In connection with the Solmecs Acquisition, Bayou converted all inter-company indebtedness from Solmecs to Bayou (which aggregated approximately US$5,000,000) to a capital contribution to Solmecs.

Bayou has been granted certain demand and "piggyback" registration rights with respect to the SCNV Shares. Notwithstanding the foregoing, Bayou has agreed not to sell, grant options for sale of, assign or transfer any of the SCNV Shares, for a period of 24 months from the closing of the Agreement, provided, however, that under certain circumstances

Bayou shall have the right to distribute the SCNV Shares pro rata to its stockholders and provided further that the recipients will take such Shares subject to the remaining term of the lock-up. Bayou does not currently have any plans to distribute the SCNV Shares to its stockholders.

Certain pre-conditions applied to the Agreement, including conditions relating to the obtaining of shareholder consents, accuracy of representations and Branover executing an Employment Agreement with SCNV.

SCNV ACQUISITION CORPORATION ("SCNV")

SCNV is a Delaware corporation established in May, 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. In furtherance of this goal, SCNV has acquired Solmecs.

EMPLOYEES

Following the sale of Solmecs, the Company does not directly employ any staff. The services of the Company's Chief Executive Officer and Chief Financial Officer as well as clerical employees are provided to the Company on a part-time basis pursuant to a Service Agreement dated November 25, 1988 (the "Service Agreement") by and between the Company and A.W.I. Administration Services Pty Limited ("AWI Admin"). AWI Admin also provides office facilities, equipment, administration and clerical services to the Company pursuant to the Service Agreement. The Service Agreement may be terminated by written notice from the parties thereto.

Further detail relating to additional terms of the Service Agreement is included in "Item 2- Properties", "Item 13- Certain Relationships and Related Transactions" and "Item 11- Executive Compensation".


ITEM 2     PROPERTIES

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AWI Admin. See "Item 1- Business- Employees" and "Item 13- Certain Relationships and Related Transactions".

The Company believes that its administrative space is adequate for its current needs.


ITEM 3     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The transfer by the Company to SCNV of its shares in Solmecs pursuant to the Stock Purchase Agreement may be deemed to constitute the sale of substantially all of the assets of the Company. Under the Delaware General Corporation Law, such a transaction requires the approval of the holders of a majority of the issued and outstanding shares of Common Stock of the Company.

As of June 5, 1998 (the date of the Written Consent), 46,941,789 shares of Common Stock of the Company were issued and outstanding. Thus, Stockholders representing not less than 23,470,895 shares of Common Stock were required to execute the Written Consent to effect the matters set forth therein.

Edensor Nominees Pty Limited and certain other companies which have some common Directors with the Company, together beneficially owning not less than 32,445,599 shares of Common Stock, or 69.2% of the issued and outstanding Common Stock, executed the Written Consent, thereby ensuring that Stockholders representing a majority of the issued and outstanding shares of Common Stock of the Company have consented to the transactions contemplated by the Stock Purchase Agreement.

                                     PART II


ITEM 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The Common Stock is traded in the over-the-counter market. The trading for the Common Stock has been sporadic and the market for the Common Stock can not be classified as an established trading market.

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated (in US$):

CALENDAR PERIOD                         HIGH BID(1)(2)       LOW BID(1)(2)
---------------                         --------             -------

1996
First Quarter .................             1/2                 1/4
Second Quarter ................             5/8                 3/8
Third Quarter .................             5/8                 5/8
Fourth Quarter ................             1/2                 1/2

1997
First Quarter .................             3/8                 3/8
Second Quarter ................             1/4                 1/4
Third Quarter .................             1/4                 1/4
Fourth Quarter ................             1/4                 1/8

1998
First Quarter .................             1/8                 1/8
Second Quarter ................             5/32                1/8
Third Quarter .................             3/8                 3/8

(1) The quotations set out herein reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

(2) These prices reflect market adjustments made in connection with the Company's one-for-five reverse stock split effective as of December 31, 1986.

On June 30, 1998 the closing bid for the Common Stock was US$1/8.




SHAREHOLDERS

As of November 1, 1998 the Company had approximately 300 shareholders of record.

DIVIDEND POLICY

It is the present policy of the Board of Directors to retain earnings for use in the Company's business. The Company has not declared any cash dividends to the holders of its Common Stock and does not intend to declare such dividends in the foreseeable future


TRANSFER AGENT

The United States Transfer Agent and Registrar of the Company is The Bank of New York.




ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company presented below for each of the years in the five-year period ended 30 June, 1998, and the balance sheet data at June 30, 1994, 1995, 1996, 1997 and 1998 have been derived from the consolidated financial statements of the Company, which financial statements have been examined by Rodee and Associates PC, independent accountants, in respect of the year ended June 30, 1994, and by David T. Thomson PC, independent accountants, in respect of the years June 30, 1995, 1996, 1997,and 1998. The selected financial data should be read in conjunction with the consolidated financial statements of the Company for each of the years in the three-year period ended June 30, 1998, and Notes thereto, which are included elsewhere in this Annual Report and with "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations".

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                               Year ended June 30

                                                                                                        CONV.
                                                                                                      TRANSL.
                                   1994          1995           1996         1997          1998          1998
                                    A$            A$              A$           A$           A$            US$

Revenues                             --            --            --            --            --            --
                                  -----------------------------------------------------------------------------


Costs and expenses                (1,402)       (1,229)         (244)         (380)         (544)         (337)
                                  -----------------------------------------------------------------------------

Loss from operations              (1,288)       (1,147)         (244)         (380)         (544)         (337)

Other income (loss)                  686           220          (550)          344         7,280         4,513
                                  -----------------------------------------------------------------------------

Profit (loss) before income
taxes                               (602)         (927)         (794)          (36)        6,736         4,176

Provision for income taxes           --            --            --            --            --            --
                                  -----------------------------------------------------------------------------

Net profit (loss) from              (602)         (927)         (794)          (36)        6,736         4,176
Continuing Operations

Net loss from                        --            --         (1,216)       (1,224)         (952)         (590)
Discontinued Operations
                                  -----------------------------------------------------------------------------

Net profit (loss)                   (602)         (927)       (2,010)       (1,260)        5,784         3,586
                                  -----------------------------------------------------------------------------




                                     A$          A$          A$          A$          A$         US$

Net profit (loss)
Per share

On continuing operations           (0.03)      (0.03)      (0.01)        --         0.14        0.09

On discontinued operations           --          --        (0.03)      (0.03)      (0.02)      (0.01)
                                  ------------------------------------------------------------------

                                   (0.03)      (0.03)      (0.04)      (0.03)       0.12        0.08
                                  ------------------------------------------------------------------



                              NUMBER       NUMBER       NUMBER       NUMBER       NUMBER       NUMBER
Weighted average number
of shares outstanding         34,501       46,942       46,942       46,942       46,942       46,942
                              -----------------------------------------------------------------------



                                 A$           A$            A$            A$           A$         US$
Total assets                   2,060        1,357           717             1        4,518       2,800
Total liabilities                660        1,542         2,344         3,507        3,814       2,365
                              ------------------------------------------------------------------------
Stockholders' equity
(deficiency)                   1,400         (185)       (1,627)       (3,506)         704         435
                              ------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOREIGN CURRENCY TRANSLATION

The majority of the Company's administrative operations are in Australia and, as a result, its accounts are maintained in Australian dollars. The income and expenses of its foreign operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate. The following table shows the average rates of exchange of the Australian dollar compared with the US dollar during the periods indicated.

                   YEAR ENDED
                      JUNE 30
                        1994         A$1.00 = US$0.724
                        1995         A$1.00 = US$0.711
                        1996         A$1.00 = US$0.787
                        1997         A$1.00 = US$0.746
                        1998         A$1.00 = US$0.620


RESULTS OF OPERATIONS
YEAR ENDED JUNE 30, 1998 VERSUS YEAR ENDED JUNE 30, 1997

The results of the Company's operations for the year were affected by the sale, on July 8, 1998, of the main undertaking of the Company, that is, its ownership of Solmecs. As a result, the results of operations for the years ended June 30, 1994, 1995, 1996, 1997 and 1998 are not comparable. The results of operations of Solmecs so disposed of are presented to the consolidated financial statements as discontinued operations. Results for previous years have been restated accordingly.

Total costs and expenses increased from A$380,000 for the year ended June 30, 1997 to A$544,000 (US$337,000) for the year ended June 30, 1998. The increase was a net result of


i) an increase in interest expense from A$256,000 to A$290,000 (US$179,000) resulting from increased borrowings by the Company;

ii) an increase in legal, accounting and professional costs from A$33,000 to A$145,000 (US$90,000) as a result of an increase in professional fees connected to the Solmecs reorganisation.

iii) an increase in general administration expenses from A$91,000 to A$109,000 (US$68,000) connected to the additional costs incurred in regard to the sale of Solmecs.

Accordingly, the loss from operations increased from A$380,000 for the year ended June 30, 1997 to A$544,000 (US$337,000) for the year ended June 30, 1998.

An unrealised foreign exchange gain of A$1,381,000 (US$856,000) was recorded for the year ended June 30, 1998 compared with an unrealised foreign exchange gain of A$346,000 in the prior year. As a result of the disposal of Solmecs, the Company has recorded a gain of A$5,899,000 (US$3,657,000) for which there is no comparable amount in the prior year. This gain relates to the elimination of losses of Solmecs during the period which the Company held a controlling interest in Solmecs, offset by the forgiveness of intercompany borrowings to Solmecs.

As a result of the foregoing, the Company recorded a net profit from continuing operations before income tax of A$6,736,000 (US$4,176,000) compared to a loss of A$36,000 in the year ended June 30, 1997.

The Company was not required to provide for income tax during the years ended June 30, 1998 or 1997.

The net loss from Discontinued Operations being the loss attributable to the operations of Solmecs decreased from A$1,224,000 for the year ended June 30, 1997 to A$952,000 (US$590,000) for the year ended June 30, 1998.

The net profit for the year amounted to A$5,784,000 (US$3,586,000) compared to a net loss of A$1,260,000 in the previous year. The net profit per common equivalent share was A$0.12 (US$0.09) compared with a net loss per common equivalent share of A$0.03 in the prior year. The number of common equivalent shares outstanding was unchanged.

YEAR ENDED JUNE 30, 1997 VERSUS YEAR ENDED JUNE 30, 1996

Total costs and expenses increased from A$244,000 to A$380,000 for the year ended June 30, 1997. The increase was a net result of:

(i) higher interest expense which increased from A$170,000 to A$256,000 resulting from increased borrowings by the Company.

(ii) lower legal, accounting and professional costs which decreased from A$45,000 to A$33,000.

(iii) administration costs which increased from A$29,000 to A$91,000, with costs arising from the negotiation of the proposed sale of Solmecs.


The loss from operations increased from A$244,000 for the year ended June 30, 1996 to A$380,000 for the year ended June 30, 1997.

A unrealised foreign exchange gain of A$346,000 was recorded for the year ended June 30, 1997 compared with an unrealised foreign exchange loss of A$552,000 in the previous year. Foreign exchange gains and losses result from movements in the exchange rate between the Australian dollar and the US dollar. The Company's loan accounts are denominated in US dollars.

The Company recorded a loss from continuing operations before income tax of A$36,000 compared with a loss of A$794,000 for the previous year.

The Company was not required to provide for income tax during either of the years ended June 30, 1997 and 1996.

The net loss from Discontinued Operations being the loss attributable to the operation of Solmecs increase from A$1,216,000 for the year ended June 30, 1996 to A$1,224,000 for the year ended June 30, 1997.

The net loss was A$1,260,000 for the year ended June 30, 1997 compared with a net loss of $2,010,000 in the previous year.

The net loss per common equivalent share was A$0.03 (US$0.02) compared with A$(0.04) in the previous year. The number of common equivalent shares outstanding was unchanged.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998 the Company had the short-term obligations of A$229,000 (US$142,000) consisting of accounts payable and accrued expenses.

The Company also had long-term obligations of A$3,585,000 (US$2,223,000) at June 30, 1998 which were amounts owed to Chevas Pty Ltd of which Mr. J.I. Gutnick, President of Bayou, is a Director. The Company anticipates that it will be able to defer repayment of certain of its short-term loan commitments until it has sufficient liquidities to enable these loans to be repaid or other arrangements can be put in place for repayment of these debts. Other than the arrangements noted above, the Company has not confirmed any other arrangements for ongoing funding. As a result, the Company may be required to raise funds by additional debt or equity offerings and or increased revenues for operations in order to meet its cash flow requirements during the forthcoming year of which there can be no assurance.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 ("the Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-K contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, slower than anticipated completion of research and development projects, and movements in foreign exchange rates.

INFLATION

To date the Company believes that inflation has not had a material adverse impact on its operations in Australia. In the United States the Company's activities to date have been principally related to the exploration and preliminary testing of certain mineral claims and, although the Company has not operated in the United States during a period of significant inflation, management believes that inflation would not have a material adverse effect on such operations in this country.

SEASONALITY

Management believes that its operations are not subject to seasonal fluctuation.



IMPACT OF AUSTRALIAN TAX LAW

Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 36%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 36% of the foreign source income.

Under the U.S./Australia tax treaty, a U.S. resident corporation such as the Company is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a "permanent establishment" in Australia. A "permanent establishment" is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although the Company considers that it does not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition the Company may receive interest or dividends from time to time.

IMPACT OF AUSTRALIAN GOVERNMENTAL, ECONOMIC, MONETARY OR FISCAL POLICIES

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



ITEM 8.    NOT APPLICABLE

ITEM 9.    NOT APPLICABLE

                                    PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company during the year ended June 30, 1998.


NAME                    AGE       POSITION(S) HELD

Joseph I. Gutnick       46        Chairman of the Board
                                  President, Chief Executive Officer and
                                  Director.

Henry Herzog            57        Vice President and Director.

Eduard Eshuys           53        Vice President and Director.

David Tyrwhitt          60        Director.

Peter Lee               41        Director, Secretary, Chief Financial
                                  Officer and Chief Accounting Officer.

David H. Simcox         54        Director



JOSEPH I. GUTNICK.
Mr Gutnick has been the Chairman of the Board, President and Chief Executive Officer of the Company since March, 1988. Mr Gutnick has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980, including Great Central Mines Limited ("Great Central") and Centaur Mining and Exploration Limited ("Centaur"), (whose American Depositary Receipts are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), and Johnson's Well Mining N.L. ("Johnson's Well") (whose ordinary shares, together with Centaur's, are publicly traded in the U.S. in the over-the-counter market).

HENRY HERZOG.
Mr Herzog served as the President and Chief Executive Officer of the Company from May, 1986 to March, 1988. In March, 1988 Mr Herzog became a Vice President of the Company and Mr Gutnick became President and Chief Executive Officer of the Company. Mr Herzog has served as a Director of the Company since May, 1986. Mr Herzog was a Director of Australia Wide Industries Limited ("Australia Wide") (which, in May, 1986 acquired 85.1% of the Company), and was a Director of numerous subsidiaries of Australia Wide from 1983 to 1988. Since 1991 he has been involved in hotel management, consulting and investment.

EDUARD ESHUYS.
Mr Eshuys has been a Director of the Company since June, 1991. Mr Eshuys is a Fellow of the Australian Institute of Mining and Metallurgy and a Fellow of the Institute of Company Directors in Australia. He is a geologist, holding a Bachelor of Science degree from the University of Tasmania. He has 21 years experience in mineral exploration and management and in the development and operation of gold mines in Australia. Mr Eshuys is a Director of several public listed companies in Australia in the mining industry , including Great Central Mines Limited ("Great Central") and Centaur Mining and Exploration Limited ("Centaur"), (whose American Depositary Receipts are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), and Johnson's Well Mining N.L. ("Johnson's Well") (whose ordinary shares, together with Centaur's, are publicly traded in the U.S. in the over-the-counter market).

DAVID STUART TYRWHITT.
Mr Tyrwhitt was appointed a Director of the Company in November, 1996. He is a geologist, holding a Bachelor of Science degree and has 39 years experience in mineral exploration and management development and operation of gold mines in Australia. Mr Tyrwhitt is a Director of several public listed companies in Australia in the mining industry, including Great Central Mines Limited ("Great Central") and Centaur Mining and Exploration Limited ("Centaur"), (whose American Depositary Receipts are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), and Johnson's Well Mining N.L. ("Johnson's Well") (whose ordinary shares, together with Centaur's, are publicly traded in the U.S. in the over-the-counter market).

PETER LEE.
Mr Lee has been Chief Financial Officer and Chief Accounting Officer since August, 1989 and was appointed a Director of the Company in February, 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of the Chartered Institute of Company Secretaries in Australia Ltd., and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 17 years commercial experience and is currently General Manager Corporate and Company Secretary of several public listed companies in Australia , including Great Central Mines Limited ("Great Central") and Centaur Mining and Exploration Limited ("Centaur"), (whose American Depositary Receipts are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), and Johnson's Well Mining N.L. ("Johnson's Well") (whose ordinary shares, together with Centaur's, are publicly traded in the U.S. in the over-the-counter market).

DAVID SIMCOX
Mr Simcox has over 28 years of experience in the accounting and company secretarial field primarily in resource based public listed companies in Australia. Mr Simcox has had extensive experience in corporate management, being both a Director and Secretary of a number of public listed companies in Australia and overseas. He has a sound working knowledge of company laws of Indonesia, Singapore, Malaysia, United States and The Netherlands. Mr Simcox has also worked with mining and exploration joint ventures in Australia, Indonesia and Malaysia.

ITEM 11.   EXECUTIVE COMPENSATION.

No officer individually and no group of officers and Directors received any compensation for their services on behalf of, or rendered to, the Company for the fiscal year ended June 30, 1998, other than as noted below.

In accordance with the Service Agreement, the Company paid AWI Admin A$16,500 for the fiscal year ended June 30, 1998, for services rendered and facilities provided by AWI Admin to the Company, including the services of the Company's Chief Executive Officer and Chief Financial Officer.

For additional information about the Service Agreement and the Consulting Agreement see "Item 1- Business- Employees" and "Item 13- Certain Relationships and Related Transactions".

The Board of Directors has established a policy that the Company will not guarantee loans to, or accept notes from, officers, Directors or employees of the Company or any members of their families unless such loans or notes are approved by a majority of the disinterested non-employee Directors of the Company, who shall determine that such loans may reasonably be expected to benefit the Company.


COMPENSATION PURSUANT TO PLANS.

The Company does not directly employ any employees nor does it have any pension or profit sharing plans and no contributions were made to any employee benefit or health plan during the year ended June 30, 1998.



COMPENSATION TO DIRECTORS

It is the policy of the Company to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of directors meetings.

In the year ended June 30, 1998 one of the non-executive Directors was paid A$20,000 for services as a Director of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets out, to the best of the Company's knowledge, the numbers of shares in the Company beneficially owned as at June 30, 1998 by:

(i)      each of the present Executive Officers and Directors of the Company,

(ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of the Common Stock, and

(iii)    all present Directors and officers of the Company as a group.

NAME                            NUMBER OF SHARES OWNED             PERCENTAGE OF
                                                                   SHARES (1)

Centaur                                 5,076,000                      10.8%

Mamash Ltd                              5,426,388                      11.6%

AWI Admin                               4,589,795                      9.8%

Edensor Nominees
Pty Ltd                                20,046,207                      42.7%

Joseph I Gutnick                       21,079,207   (2)(3)             44.9%
                                                 (4)(5)(6)

Stera M. Gutnick                       20,566,207   (4)(6)             43.8%

Eduard Eshuys                                 100      (2)              *

Henry Herzog                                    -      (3)

David Tyrwhitt                                  -      (2)

Peter Lee                                       -      (2)

David Simcox                                    -      (2)
                                       ------------------------------------

All officers and Directors
As a group                             21,079,307                      44.9%
                                       ------------------------------------

*    Represents less than 1% of the outstanding Common Stock

NOTES RELATING TO ITEM 12:

(1)    Based on 46,941,789 shares outstanding

(2)    Does not include:

       (i)    941,651 shares of Common Stock beneficially owned by Australia
              Wide, or

       (ii) 5,076,000 shares of Common Stock beneficially owned by Centaur, or

       (iii) 178,985 shares of Common Stock beneficially owned Mt. Kersey Mining NL, or

       (iv) 541,585 shares of Common Stock beneficially owned by Australian Gold Resources Limited, or

       (v) 38,376 shares of Common Stock beneficially owned by Quantum Resources Limited, or

       (vi)   4,589,795 shares of Common Stock beneficially owned by AWI
              Admin,

       of which companies Messrs Gutnick, Tyrwhitt, Eshuys, Lee and Simcox are officers and/or Directors, as they disclaim beneficial ownership of those shares.

(3) Does not include 50,000 shares of Common Stock beneficially owned by the Company.

(4) Includes 20,046,207 shares of Common Stock owned by Edensor Nominees Pty Ltd and 520,000 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of both of which Mr Joseph I. Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(5)    Joseph I. Gutnick is the beneficial owner of 513,000 shares of Common
       Stock.

(6)    Joseph I. Gutnick and Stera M. Gutnick are husband and wife.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with the Service Agreement AWI Admin provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. As compensation therefore, the Company pays AWI Admin for the actual costs of such facilities plus a maximum service fee of 15%. The Company paid AWI Admin A$16,500 in respect of the Service Agreement for the fiscal year ended June 30, 1998. The Service Agreement may be terminated by written notice by either party.

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

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.
         The Consolidated Financial Statements and Notes thereto listed on the Index at page 1 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

         The Financial Data schedule as required by Item 601(c) of Regulation S-K is filed as part of this Annual Report.

(b)      EXHIBITS
         The Exhibits to this Annual Report on Form 10-K are listed in the
         Exhibit Index at page 25 of this Annual Report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                            BAYOU INTERNATIONAL, LTD.

                                            (Registrant)



                                            By: /s/ Peter J. Lee
                                                --------------------------------
                                                Peter J Lee
                                                Director, Secretary,
                                                Chief Financial Officer
                                                and Principal Financial
                                                and Accounting Officer



Dated:  November 19, 1998

                            FORM 10-K SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                    TITLE                                  DATE


/s/ Joseph I. Gutnick        Chairman of the Board,
------------------------     President and Chief Executive
Joseph I. Gutnick            Officer (Principal Executive
                             Officer), and Director.           November 19, 1998
                                                             ---------------



                             Vice President and Director.                   1998
------------------------                                     ---------------
Henry Herzog



/s/ David Tyrwhitt           Vice President and Director.      November 19, 1998
------------------------                                     ---------------
David Tyrwhitt



/s/ Eduard Eshuys            Vice President and Director.      November 19, 1998
------------------------                                     ---------------
Eduard Eshuys



/s/ Peter Lee                Director, Secretary,
------------------------     Chief Financial Officer and
Peter Lee                    Principal Financial and
                             Accounting Officer.               November 19, 1998
                                                             ---------------



/s/ David Simcox             Director.                         November 19, 1998
------------------------                                     ---------------
David Simcox

                   BAYOU INTERNATIONAL, LTD AND SUBSIDIARY

                      Consolidated Financial Statements

                            June 30, 1998 and 1997

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

DAVID T.
     THOMSON P.C.                             CERTIFIED PUBLIC ACCOUNTANT

                         INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders of Bayou International, Ltd

I have audited the accompanying consolidated balance sheets of Bayou International, Ltd (a Delaware corporation) and Subsidiary at June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits. I did not audit the financial statements of Solmecs Corporation, N.V., a subsidiary of Bayou International, Ltd., which statements reflect total assets of A$359,024 A$166,151 and A$180,997 as of June 30, 1998, 1997 and 1996,
respectively and total revenues of A$82,870 A$76,744 and A$147,367 respectively, for the years then ended. Those statements were audited by other auditors whose reports have been furnished to me, and my opinion, insofar as it relates to the amounts included for Solmecs Corporation, N.V., is based solely on the reports of the other auditors.

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

In my opinion, based on my audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bayou International, Ltd. And Subsidiary at June 30, 1998 and 1997 and the results of its operations and its cash flows for each of three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

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

Salt Lake City, Utah
October 8, 1998

              P.O. Box 571605, Murry, Utah 84157 (801) 966 9481

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                         Consolidated Balance Sheets
                            June 30, 1998 and 1997



                                                 Australian Dollars   Convenience
                                                                      Translation
                                                 A$000's     A$000's     US$000's
                                                  1997        1998         1998
                                                  ----        ----         ----
ASSETS
Current Assets:
Cash                                                  1            1           1
Accounts Receivable, net                              -            -           -
Investments                                           -            -           -
                                              ------------------------------------
Total Current Assets                                  1            1           1
                                              ------------------------------------

Other Assets:
Investments                                           -        4,516       2,799
Property and Equipment, net                           -            -           -
Organisational Costs, net                             -            1           -
                                              ------------------------------------
Total Other Assets                                    1        4,517       2,799
                                              ------------------------------------

Total Assets                                          1        4,518       2,800
                                              ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses               140          229         142
                                              ------------------------------------
Total Current Liabilities                           140          229         142

Long-Term Debt                                     2999        3,585       2,223
Net Liabilities of Discontinued
Operations                                          368            -           -
                                              ------------------------------------

Total Liabilities                                 3,507        3,814       2,365
                                              ------------------------------------

Stockholders' Equity (Deficit):
Common stock: $0.20 par value
100,000,000 shares authorised,
46,941,789 shares issued and outstanding          9,388        9,388       5,820
Less Treasury Stock, at Cost, 50,000                  -      (20)            (13)
shares
Additional Paid-in-Capital                       11,592       11,592       7,187
Cumulative Translation Adjustments                 (435)       (1,989)    (1,233)
Retained Deficits                               (24,051)      (18,267)   (11,326)
                                              ------------------------------------

Total Stockholders' Equity (Deficit)             (3,506)        704          435
                                              ------------------------------------

Total Liabilities and Stockholders' Equity            1        4,518       2,800
                                              ====================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                For the years ended June 30, 1998, 1997 and 1996

                                                                        Convenience
                                                                        Translation
                                          A$000's    A$000's   A$000'      US$000's
                                           1996       1997      1998         1998
                                         ---------------------------------------
Revenues                                     --         --         --         --
                                         ---------------------------------------
Cost and expenses
Interest Expense                            170        256        290        179
Legal, Accounting & Professional             45         33        145         90
Administrative                               29         91        109         68

                                         ---------------------------------------
                                            244        380        544        337
                                         ---------------------------------------
Loss from Operations                       (244)      (380)      (544)       337
                                         ---------------------------------------
Unrealised Gain on Investments                2         --         --         --
Gain (Loss) on Disposition of Assets                    (2)        --         --
Foreign Currency Exchange Gain (Loss)      (552)       346      1,381        856
Bad Debt Recovery                            --         --         --         --
Gain on disposal of Subsidiary               --         --      5,899      3,657
                                         ---------------------------------------
                                           (550)       344      7,280      4,513
                                         ---------------------------------------

Profit (Loss) before Income Tax            (794)       (36)     6,736      4,176

Provision for Income Tax                     --         --         --         --
                                         ---------------------------------------
Net Profit (Loss) from Continuing
Operations                                 (794)       (36)     6,736      4,176
Discontinued Operations
Net Loss from Discontinued Operations    (1,216)    (1,224)      (952)      (590)
                                         ---------------------------------------

Net Profit (Loss)                        (2,010)    (1,260)     5,784      3,586
                                         ---------------------------------------
Earnings (Loss) per Common Equivalent
  Shares
      From Continuing Operations           (0.01)     (.00)      0.14       0.09
      From Discontinued Operations         (.03)      (.03)      (.02)      (.01)
                                         ---------------------------------------
            Total                          (.04)       .12        .08       (.03)
                                         ---------------------------------------

Weighted Number of Common Equivalent
Shares Outstanding                       46,942     46,942     46,942     46,942
                                         ---------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BAYOU INTERNATIONAL, LTD AND SUBSIDIARY
               Consolidated Statements of Stockholders' Equity
                            June 30, 1998 and 1997


                           Additional   Common    Treasury Retained  Cumulative
                             Shares     Stock     Stock,     Paid-in  Translation   Earnings
                             ------     Amount    at Cost    Capital  Adjustments  (Deficit)
                                        ------    -------    -------  -----------  ---------

                              A$000's    A$000's   A$000's   A$000's     A$000's   A$000's
Balance June 30, 1995         46,942     9,388        --     11,592       (665)   (20,781)

Net Loss                          --        --        --         --         --     (2,010)
Foreign Currency
Translation                       --        --        --         --        595         --
                              ------------------------------------------------------------

Balance June 30, June 1996    46,942     9,388        --     11,592        (70)   (22,791)
Net Loss                          --        --        --         --         --     (1,260)
Foreign Currency
Translation                       --        --        --         --       (365)        --
                              ------------------------------------------------------------

Balance June 30, 1997         46,942     9,388        --     11,592       (435)   (24,051)

Net Profit                        --        --                                      5,784
Foreign Currency
Translation                       --        --                          (1,554)        --
Acquisition of Treasury
Stock, at Cost, 50,000
shares                            --        --       (20)                   --         --
                              ------------------------------------------------------------

Balance June 30, 1998         46,942     9,388       (20)    11,592     (1,989)   (18,267)
                              ------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
               For the Years Ended June 30, 1998, 1997 and 1996

                                                                             Convenience
                                                                             Translation
                                                 A$000's  A$000's  A$000's      US$000's
                                                   1996      1997      1998      1997
                                                   ----      ----      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) from Continuing Operations      (794)      (36)    6,736     4,176
Adjustments
Foreign Currency Translation                        595      (365)   (1,554)     (963)
Depreciation & Amortisation                         --        --        --        --
(Gain) Loss on Disposal of Assets                   --         2    (5,899)   (3,657)
Unrealised Gain (Loss) on Investments               (2)       --
Net Change In :
Accounts Receivable                                 --        --        --        --
A/P & Accrued Expenses                             (10)       51        89        55
                                                ------------------------------------

Net Cash Used in Continuing Operations            (211)     (348)     (628)     (389)
Net Cash (used in) Discontinued Operations      (1,052)     (654)       63        39
                                                ------------------------------------
Net Cash (used in) Operating Activities         (1,263)   (1,002)     (565)     (350)
                                                ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Treasury Stock                       --        --       (20)      (13)
Investments in Subsidiary                           --        --        (1)       (1)
Net Proceeds from Investments                       50        --        --        --
                                                ------------------------------------
Net Cash Provided by (Used in) Investing
Activities                                          50        --       (21)      (14)
                                                ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing From Affiliates                        1,210     1,002       586       364
New Borrowing                                       --        --        --        --
                                                ------------------------------------
Net Cash Provided by (Used in) Financing
Activities                                       1,210     1,002       586       364
                                                ------------------------------------

Net Increase (Decrease) in Cash                     (3)       --        --        --
Cash at Beginning of Year                            4         1         1         1
                                                ------------------------------------
Cash at End of Year                                  1         1         1         1
                                                ------------------------------------

Supplemental Disclosures
Common Stock Issued in Lieu of Debt Repayment       --        --        --        --
Interest Paid (Net Capitalised)                    170       256       290       180
Income Taxes Paid                                   --        --        --        --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                            June 30, 1998 and 1997

(1)       ORGANIZATION

  Bayou International, Ltd. ("Bayou") is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 42.7% of Bayou as of June 30, 1998.

  Bayou's acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bayou sold its interest in Solmecs effective June 5, 1998.

  During fiscal 1998, Bayou incorporated a further subsidiary, Bayou Australia Pty Ltd, under the laws of Australia. Bayou Australia Pty Ltd has not traded at June 30, 1998.

(2)       ACCOUNTING POLICIES

  The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

  (a) Consolidation

      The consolidated financial statements include the accounts of Bayou and the 100% interest it holds in Bayou Australia Pty Ltd. It also includes the interest in Solmecs Corporation N.V. until the date of disposal.

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

                   BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                            June 30, 1998 and 1997

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

                   BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                            June 30, 1998 and 1997


(2)  ACCOUNTING POLICIES (Continued)

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

     (k) Convenience Translation to US$

         The consolidated financial statements at June 30, 1998 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 1998 (AUS $1.00=US $0.620). The translation was made solely for the convenience of readers in the United States.

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

                   BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                            June 30, 1998 and 1997


                                                     A$000's      A$000's
                                                      1997         1998
                                                      ----         ----
     (3) ACCOUNTS RECEIVABLE

         Accounts Receivable at June 30,
         1997 and 1998 includes:

         Miscellaneous Receivables                       -            -
         Less Allowance for Doubtful Account             -            -
                                                   ---------------------
         Net                                             -            -
                                                   =====================

      (4) SECURITIES

          The following is a summary
          of Investment Securities, 1997
          and 1998:

          Investment, Cost method                        -        4,516
          Trading Securities:
          Marketable Equity Securities, at               -            -
            cost
          Gross Unrealised Gains                         -            -
          Gross Unrealised Losses                        -            -
                                                   ---------------------
          Marketable Equity Securities,
          at fair value                                  -        4,516
                                                   ---------------------

     The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividend") are applied as a reduction of the cost of the investment.


     (5) PROPERTY

          Property at June 30, 1997 and 1998
            includes:

          Office Furniture & Equipment                   -            -
          Motor Vehicles                                 -            -
                                              --------------------------
                                                         -            -
          Less Accumulated Depreciation                  -            -
                                              --------------------------
                                                         -            -
                                              ==========================

                   BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                            June 30, 1998 and 1997


                                                   A$000's      A$000's
                                                      1997         1998
     (6)  SHORT TERM AND LONG-TERM DEBT

     The following is a summary of Bayou's
     borrowing arrangements as of June 30, 1997
     and 1998

     Long Term

     Loan from corporations affiliated with the
     President of Bayou.  Interest accrues
     at the ANZ Banking Group Limited rate +1%
     for overdrafts over $100,000.  Repayment
     of loan not required before June 30, 1999.      2,999        3,585

     Short-Term
     Overdraft arrangement with balance
     Accruing interest                                   -            -
     Notes Payable - Affiliates                          -            -
                                                 -----------------------

     Total                                           2,999        3,585
                                                 =======================

      (7)  AFFILIATE TRANSACTIONS
           Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At June 30, 1998 Bayou had no outstanding advances to or from unconsolidated affiliated companies. $125,000 and $168,000 of accounts payable for the years shown is due to an affiliated management company.

      (8)  GOING CONCERN

           The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bayou as a going concern. However, Bayou has sustained recurring losses. In addition, Bayou has a net working capital deficiency which raises substantial doubts as to its ability to continue as going concerns.

                   BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                            June 30, 1998 and 1997


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

(9)  SALE OF SOLMECS

     Pursuant to a stock purchase agreement dated as of June 5, 1998, the Company acquired 499,701 shares in SCNV Acquisition Corp ("SCNV"), representing approximately 24% of the issued and outstanding share capital of SCNV, in return for the whole of the share capital of Solmecs Corporation N.V, a Netherlands Antilles company which prior to the exchange was formerly a wholly owned subsidiary of the Company. The 499,701 shares has been valued at US$2,800,000 or A$4,516,000 and will be accounted for using the cost method because the Company does not exercise significant influences over SCNV's operating and financial activities (see note 4). The sale resulted in a gain of $5,899,000 which is included in other income.

     SCNV is a Delaware corporation established May 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primary by scientists who have been recently immigrated to Israel from and by scientists and institutions in Russia and other countries that formerly comprised the Soviet Union. Simultaneously with the SCNV stock acquisition by the Company, SCNV completed an initial public offering of common stock and warrants which resulted in gross proceeds of approximately US$5,900,000.

     The Company has been granted certain demand and "piggyback" registration rights with respect to the SCNV shares. Notwithstanding the foregoing, the Company has agreed not to sell, grant options for sale of assign or transfer any of the SCNV shares, for a period of 24 months from the closing of the ("Lock-up") agreement, provided, however, that under certain circumstances, the Company shall have the right to distribute the SCNV shares pro rata to its stockholders and provide further that the

                   BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                            June 30, 1998 and 1997

(9)  SALE OF SOLMECS (Continued)

     recipients will take such shares subject to the remaining term of the lock-up. The Company does not currently have any plans to distribute the SCNV shares to its stockholders. Certain pre-conditions apply to the agreement, including conditions relating to the obtaining of shareholder consents, accuracy of representations and etc. See the agreement for details.

     The sale of Solmecs Corporation N.V. has been accounted for in the consolidated financial statements as discontinued operations for all periods presented. The assets and liabilities of discontinued operations as of June 30, 1997, have been combined and reflected in the accompanying balance sheet as net liabilities of discontinued operations.

     The following is a summary of net assets and results of operations of Solmecs Corporation N.V. as of June 30, 1996, 1997 and 1998 and for the years then ended.

                                           A$000           A$000's      A$000's
                                         June 30,          June 30,     June 30,
                                            1996              1997         1998
      Cash                                  $73               $53           $7
      Accounts receivable                    53                62          167
      Property and equipment, net            55                51          185
                                        ----------------------------------------
           Total assets                     181               166          359
                                        ----------------------------------------

      Accounts payable and
      Accrued Expenses                      257               265        1,399
      Long-term Debt                      5,923             6,956        8,521
                                        ----------------------------------------
           Net Assets                    (5,999)           (7,055)      (9,561)
                                        ========================================

      Sales                                 147                77           83
      Cost and Expenses                   1,363             1,301        1,035
                                        ----------------------------------------
      Loss before Income Tax             (1,216)           (1,224)        (952)
      Income Taxes                             -                 -            -
                                        ----------------------------------------
      Net Profit (Loss)                  (1,216)           (1,224)        (952)
                                       =========================================


(10) INCOME TAXES
     Bayou files its income tax returns on an accrual basis. Bayou has carry forward losses of approximately US$14 million as of June 30, 1998 which expire in the years 1999 through 2012. Due to the uncertainty as to realization of these losses, no benefit has been recorded.

EXHIBIT INDEX


INCORPORATED BY         EXHIBIT
REFERENCE TO:           NO       EXHIBIT


(1)  Exhibit 3.1        3.1      Certificate of Incorporation of the Registrant.

(1)  Exhibit 3.2        3.2      By-laws of the Registrant.

(2)  Exhibit B          3.3      Amendment to Certificate of Incorporation

(3)  Exhibit 10.5       10.4     Service Agreement dated November 25, 1988,
                                 by and between the Registrant and AWI
                                 Administration Services Pty Limited.

(4)  Exhibit 10.5       10.5     Form of Stock Purchase Agreement among Bayou,
                                 Solmecs and SCNV.

     Exhibit            21 *     List of Subsidiaries as at June 30, 1998.

     Exhibit            99 *     Reports of other Accountants upon whom the
                                 Principal Accountant is relying.

     - Filed herewith

                                 FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE
                                 30, 1997 AND 1998.
                                 Bayou International, Ltd
                                       Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 1997 and audited
                                       Financial Statements for the Company for the year ended June 30, 1998.

                                 Solmecs Corporation NV
                                       Audited Financial Statements for the year ended June 30, 1998.

(1)  Registrant's Registration Statement on Form S-1 (File No. 33-14784).
(2)  Registrant's Definitive Information Statement dated June 5, 1998].
(3) Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1989.
(4)  Registrant's Form 8-K filed on July 21, 1998