Form 10-Q
period 1998-09-30
BAYOU INTERNATIONAL LTD
filed 1998-12-22
CIK 814904

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 2O549

                                  FORM 10-Q

(Mark one)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998     or

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

210 Kings Way, South Melbourne, Victoria,             3205 Australia
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      0ll (613) 9234 1100

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

              Yes   /X/                            No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 46,941,789 outstanding shares of Common Stock as of September 30, 1998.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         INTRODUCTION TO INTERIM FINANCIAL STATEMENTS.

         The interim financial statements included herein have been prepared by Bayou International, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998 and September 30, 1997, the results of its operations for the three month periods ended September 30, 1998 and September 30, 1997, and the changes in its cash flows for the three-month periods ended September 30, 1998 and September 30, 1997, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The results of the Company's operations for the three months ended September 30, 1998 were effected by the sale, on July 8, 1998 of the Company's sole operating subsidiary, Solmecs Corporation N.V. ("Solmecs"), in exchange for an approximate 24% interest in the acquiror. The results of operations of Solmecs are presented in the consolidated financial statements as discontinued operations. The results for previous periods have been restated accordingly.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION
         PRESENTED IS IN AUSTRALIAN DOLLARS.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                           Consolidated Balance Sheets
                        September 30, 1998, June 30, 1998

                             and September 30, 1997
                             (in Australian Dollars)

                                 (000's omitted)
                                   (Unaudited)


                                                              Sept 30    June 30    Sept 30
                                                               1998       1998       1997
                                     ASSETS
Current Assets:

Cash                                                               1          1          1
Accounts Receivable, net                                        --         --         --
Investments                                                     --         --         --
                                                             -------    -------    -------
Total Current Assets                                               1          1          1
                                                             -------    -------    -------
Other Assets:

Investments                                                    4,516      4,516       --
Property and Equipment, net                                     --         --         --
Goodwill, net                                                   --         --         --
Organisational Costs, net                                          1          1       --
                                                             -------    -------    -------
Total Other Assets                                             4,517      4,517       --
                                                             -------    -------    -------
Total Assets                                                   4,518      4,518          1
                                                             =======    =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Short-Term Notes                                                --         --         --
Accounts Payable and
Accrued Expenses                                                 221        229        153
                                                             -------    -------    -------
Total Current Liabilities                                        221        229        153
                                                             -------    -------    -------
Long-Term Debt                                                 3,740      3,585      3,219
Net Liabilities of Discontinued Operations                      --         --          426
                                                             -------    -------    -------
Total Liabilities                                              3,961      3,814      3,798

Stockholders' Equity (Deficit):
Common Stock: $0.20 par value
100,000,000 shares authorized,

46,941,789 issued and outstanding                              9,388      9,388      9,388
less Treasury Stock at cost, 50,000 shares,                      (20)       (20)      --
Additional Paid-in-Capital                                    11,592     11,592     11,592
Cumulative Translation Adjustments                            (1,989)    (1,989)      (697)
Retained Deficits                                            (18,414)   (18,267)   (24,080)
                                                             -------    -------    -------
Total Stockholders' Equity (Deficit)                             557        704     (3,797)
                                                             -------    -------    -------
Total Liabilities and Stockholders' Equity                     4,518      4,518          1
                                                             =======    =======    =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                      Consolidated Statements of Operations
         Three Months Ended September 30, 1998, Year ended June 30, 1998 and Three Months Ended September 30, 1997
                                 (000's omitted)

                             (in Australian Dollars)
                                   (Unaudited)

                                                          3 Months     Year     3 Months
                                                           Ended      Ended      Ended
                                                          Sept 30    June 30    Sept 30
                                                            1998       1998       1997
                                                          --------   -------    --------
Revenues                                                     --         --         --
                                                          -------    -------    -------
Costs and Expenses:

Interest Expense                                               77        290         68
Legal, Accounting & Professional                               15        145         29
Administrative                                                 55        109         14
                                                          -------    -------    -------
                                                              147        544        111
                                                          -------    -------    -------
Loss from Operations                                         (147)      (544)      (111)
Gain on disposal of Subsidiary                               --        5,899       --
Foreign Currency Exchange Gain (Loss)                        --        1,381        247
                                                          -------    -------    -------
                                                             --        7,280        247
                                                          -------    -------    -------
Profit (Loss) before Income Tax                              (147)     6,736        136

Provision for Income Tax                                     --         --         --
                                                          -------    -------    -------

Net Profit (Loss) from Continuing Operations                 (147)     6,736        136

Discontinued Operations

Net Loss from Discontinued Operations                        --         (952)      (165)
                                                          -------    -------    -------
Net Profit (Loss)                                            (147)     5,784        (29)
                                                          =======    =======    =======
Earnings Per Common Equivalent Share

From Continued Operations                                     .00       0.14        .00
From Discontinued Operations                                  .00      (0.02)       .00
                                                          -------    -------    -------
Total                                                         .00       0.12        .00
                                                          -------    -------    -------
Weighted Number of Common Equivalent Shares Outstanding    46,942     46,942     46,942
                                                          =======    =======    =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                      September 30, 1998 and June 30, 1998,
                      September 30, 1997 and June 30, 1997,

                   and September 30, 1996, and June 30, 1996.
                             (in Australian Dollars)

                                 (000's omitted)
                                   (Unaudited)



                                                                                         Cumulative      Retained
                                       Common Stock       Treasury Stock   Paid-In-      Translation     Earnings
                                  Shares        Amount       at Cost       Capital       Adjustment      (Deficit)
Balance June 30, 1996             46,942         9,388          --           11,592           (70)       (22,791)

Net Income three months
ending 9-30-96                      --            --            --             --            --             (374)

Foreign Currency Translation        --            --            --             --              30           --
                                ----------------------------------------------------------------------------------

Balance September 30, 1996        46,942          9,38          --           11,592           (40)       (23,165)

Net Income nine months
ending 6-30-97                      --            --            --             --            --             (886)

Foreign Currency Translation        --            --            --             --            (395)          --
                                ----------------------------------------------------------------------------------

Balance June 30, 1997             46,942         9,388          --           11,592          (435)       (24,051)

Net Income three months
ending 9-30-97                      --            --            --             --            --              (29)

Foreign Currency Translation        --            --            --             --            (262)          --
                                ----------------------------------------------------------------------------------

Balance September 30, 1997        46,942         9,388          --           11,592          (697)       (24,080)

Net Income nine
months ending 6-30-1998             --            --            --             --            --            5,813

Foreign Currency Translation                                    --             --          (1,292)          --

Acquisition of Treasury Stock,
at cost, 50,000 shares              --            --             (20)          --            --             --
                                ----------------------------------------------------------------------------------

Balance June, 30, 1998            46,942         9,388           (20)        11,592        (1,989)       (18,267)

Net Income three
months ending 9-30-1998             --            --            --             --            --             (147)
                                ----------------------------------------------------------------------------------

Balance September 30, 1998        46,942         9,388           (20)        11,592        (1,989)       (18,414)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                      Three Months Ended September 30, 1998

                       Year Ended June 30, 1998 and Three
                         Months Ended September 30, 1997

                             (in Australian Dollars)
                                 (000's omitted)

                                   (Unaudited)

                                                            3 Months       Year       3 Months
                                                              Ended       Ended         Ended
                                                             Sept 30     June 30       Sept 30
                                                              1998         1998         1997
                                                            --------     -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss) from Continuing Operations                  (147)       6,736          136
Adjustments:
Foreign Currency Translation                                  --         (1,554)        (262)
(Gain) Loss on Disposition of Assets                          --         (5,899)        --
Change Net of Effects of Subsidiary                           --           --           --
Acquisitions:

Accounts Receivable                                           --           --           --
A/P and Accrued Liabilities                                     (8)          89           (6)
                                                            ------       ------       ------
Net Cash Provided (Used) in Continuing Operations             (155)        (628)        (132)

Net Cash Provided by (Used In) Discontinued Operations        --             63          (87)
                                                            ------       ------       ------

Net Cash Provided by (Used In) Operating Activities           (155)        (565)        (219)
                                                            ------       ------       ------
CASH FLOW FROM INVESTING ACTIVITIES:

Investments in Treasury Stock                                 --            (20)        --
Investments in Subsidiary                                     --             (1)        --
                                                            ------       ------       ------

Net Cash Provided (Used) in Investing Activities              --            (21)        --
                                                            ------       ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowing from Affiliates                                      155          586          219
New Borrowing                                                 --           --           --
                                                            ------       ------       ------
Net Cash Provided by Financing Activities                      155          586          219
                                                            ------       ------       ------

Net Increase (Decrease) in Cash                               --           --           --
Cash at Beginning of Year                                        1            1            1
                                                            ------       ------       ------
Cash at End of Year                                              1            1            1
                                                            ======       ======       ======
Supplemental Disclosures:
Common Stock Issued in Lieu of

Debt Repayment                                                --           --           --
Paid (Net Capitalized)                                          77          290           68
Income Tax Paid                                               --           --           --

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                      September 30, 1998, June 30, 1998 and

                               September 30, 1997

(1)  ORGANIZATION

     Bayou International, Ltd. (Bayou) is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited ("Edensor"), an Australian

     corporation. Edensor owned 42.7% of Bayou as of September 30, 1998.

     Bayou acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bayou sold its interest in Solmecs effective June 5, 1998.

     During fiscal 1998, Bayou incorporated a further subsidiary, Bayou Australia Pty Ltd, under the laws of Australia. Bayou Australia Pty Ltd has not traded at September 30, 1998.

(2)  ACCOUNTS RECEIVABLE

     Accounts Receivable at September 30,1998, June 30, 1998 and September 30, 1997 includes:

                                                         (in Australian Dollars)
                                                             (000's omitted)
                                                Sept 30          June 30           Sept 30
                                                 1998             1998              1997
Miscellaneous Receivables                         --               --               --
Less Allowance for
Doubtful Account                                  --               --               --

Net                                               --               --               --


(3)  INVESTMENT SECURITIES

     The following is a summary of Investment Securities at September 30, 1998, June 30, 1998 and September 30, 1997:

     Investment, Cost Method                     4,516            4,516             --
     Trading Securities:
     Marketable Equity
     Securities, at cost                          --               --               --
     Gross Unrealized Gains                       --               --               --
     Gross Unrealized Losses                      --               --               --

     Marketable Equity Securities,

     at fair value                               4,516            4,516             --

     The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividend") are applied as a reduction of the cost of the investment.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                      September 30, 1998, June 30, 1998 and

                               September 30, 1997

(4)  PROPERTY

     Property at September 30, 1998, June 30, 1998 and September 30, 1997 includes:

                                                  (in Australian Dollars)
                                                      (000's omitted)
                                                                                Sept 30          June 30           Sept 30
                                                                                 1998             1998              1997
Office Furniture & Equipment                                                      --               --                --
Motor Vehicles                                                                    --               --                --
                                                                                 -----            -----             -----
Less Accumulated Depreciation                                                                      --                --
                                                                                 -----            -----             -----


(5)  SHORT TERM AND LONG TERM DEBT

     The following is a summary of Bayou's borrowing arrangements as of September 30, 1998, June 30, 1998 and September 30, 1997.

     Long-Term

     Loan from corporations affiliated with the President of Bayou. Interest accrues at the ANZ Banking Group Limited rate + 1% for overdrafts over
     $100,000. Repayment of loan not required before June 30, 1999.              3,740            3,585             3,219

     Total Long-Term                                                             3,740            3,585             3,219

     Short-Term

     Overdraft arrangement with
     balance accruing interest                                                    --               --                --

     Notes Payable - Affiliates                                                   --               --                --

     Total Short-Term                                                             --               --                --

     Total                                                                       3,740            3,585             3,219

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                      September 30, 1998, June 30, 1998 and

                               September 30, 1997

(6)  AFFILIATE TRANSACTIONS

     Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At September 30, 1998, Bayou had no outstanding advances to or from unconsolidated affiliated companies. $197,000, $171,000 and $163,000 of accounts payable for the years shown is due to an affiliated management company.

(7)  GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bayou as a going concern. However, Bayou sustained recurring losses. In addition, Bayou has no net working capital, which raises substantial doubts as to its ability to continue as a going concern.

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

(8)  SALE OF SOLMECS

     Pursuant to a stock purchase agreement dated as of June 5, 1998, the Company acquired 499,701 shares in SCNV Acquisition Corp ("SCNV"), representing approximately 24% of the issued and outstanding share capital of SCNV, in return for the whole of the share capital of Solmecs Corporation N.V., a Netherlands Antilles company which prior to the exchange was formerly a wholly owned subsidiary of the Company. The 499,701 shares has been valued at US$2,800,000 or A$4,516,000 and will be accounted for using the cost method because the Company does not exercise significant influences over SCNV's operating and financial activities (see note 4). The sale resulted in a gain of $5,899,000 which is included in other income.

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

     The Company has been granted certain demand and "piggyback" registration rights with respect to the SCNV shares. Notwithstanding the foregoing, the Company has agreed not to sell, grant options for sale of assign or transfer any of the SCNV shares, for a period of 24 months from the closing of the ("Lock-up") agreement, provided, however, that under certain circumstances, the Company shall have the right to distribute the SCNV shares pro rata to its stockholders and provide further that the recipients will take such shares subject to the remaining term of the lock-up. The Company does not currently have any plans to distribute the SCNV shares of its stockholders.

     The sale of Solmecs Corporation N.V. has been accounted for in the consolidated financial statements as discontinued operations for all periods presented. The assets and liabilities of discontinued operations as of September 30, 1997 and June 30, 1998, have been combined and reflected in the accompanying balance sheet as net liabilities of discontinued operations.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                      September 30, 1998, June 30, 1998 and

                               September 30, 1997

(8)  SALE OF SOLMECS (CONTINUED)

     The following is a summary of net assets and results of operations of Solmecs Corporation N.V. as of September 30, 1997 and June 30, 1998 and for the periods then ended.

                                          A$000                 A$000'S
                                         JUNE 30,            SEPTEMBER 30,
                                           1998                  1997
Cash                                           7                    61
Accounts receivable                          167                    71
Property and equipment, net                  185                    49
                                          ------                ------
TOTAL ASSETS                                 359                   181
                                          ------                ------

Accounts payable and

Accrued Expenses                           1,399                   329
Long-term Debt                             8,521                 7,335
                                          ------                ------
NET ASSETS                                (9,561)               (7,483)
                                          ------                ------


Sales                                         83                     6
Cost and Expenses                          1,035                   177
                                          ------                ------
Loss before Income Tax                      (952)                 (171)
Income Taxes                                --                    --
                                          ------                ------
NET PROFIT (LOSS)                           (952)                 (171)
                                          ------                ------


(9)  INCOME TAXES

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         3 months ended Sept 30, 1997 A$1.00 = U.S. $0.7196
         3 months ended Sept 30, 1998 A$1.00 = U.S. $0.5930

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997.

Cost and expenses increased from A$111,000 for the three months ended September 30, 1997 to A$147,000 for the three months ended September 30, 1998. The increase is a net result of:

     a) an increase in interest expense from A$68,000 for the three months ended September 30, 1997 to A$77,000 for the three months ended September 30, 1998 due to the increased level of borrowings.

     b) a decrease in legal, accounting and professional from A$29,000 for the three months ended September 30, 1997 to A$15,000 for the three months ended September 30, 1998 as a result of the finalisation of the sale of Solmecs.

     c) the increase in administrative costs from A$14,000 in the three months ended September 30, 1997 to A$55,000 in the three months ended September 30, 1998 primarily due to the costs in obtaining shareholder approval to the sale of Solmecs.

As a result of the foregoing the loss from operations amounted to A$147,000 for the three months ended September 30, 1998 compared to A$111,000 for the three months ended September 30, 1997.

The Company incurred a foreign exchange gain of A$247,000 for the three months ended September 30, 1997 and had no comparative amount in the three months ended September 30, 1998. All of the Company's loan accounts were denominated in U.S. dollars. However, the loans were foregiven as part of the sale of Solmecs during fiscal 1998.

Solmecs incurred a loss of A$165,000 during the three months ended September 30,1997 with no comparable amount in the current period.

The Company incurred a net loss of A$147,000 for the end three months ended September 30, 1998 compared to a loss of A$29,000 for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998 the Company had short term obligations of A$221,000 comprising accounts payable and accrued expenses and has a long term debt of A$3,740,000 to Chevas Pty Ltd of which the President and the Chief Executive Officer of the Company Mr. J I Gutnick is a Director.

The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes based on discussions with such affiliates will continue to be available during fiscal 1999.

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

                                     PART II

Item 1.         LEGAL

                Not Applicable

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                The Company did not file any Report on Form 8-K during the three months ended September 30, 1998.

                                   (FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

                                    BAYOU INTERNATIONAL, LTD.

                                    By:  /s/ Joseph Isaac Gutnick
                                         ---------------------------------
                                             Joseph Isaac Gutnick
                                             President

Dated: December 16, 1998            By:  /s/ Peter James Lee
                                         ---------------------------------
                                             Peter James Lee
                                             Director, Secretary and Chief
                                             Financial Officer
                                             (Principal Financial Officer)