Form 10-Q
period 1998-12-31
BAYOU INTERNATIONAL LTD
filed 1999-02-22
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                   (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1998     or

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

             210 Kings Way South Melbourne, Victoria, 3205 Australia
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        0ll (613) 9234 - 1100


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

Yes X No____________


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes___________ No____________


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 46,941,789 outstanding shares on Common Stock, as of the latest practicable date. There were 46,941,789 outstanding shares of Common Stock as of December 31, 1998.

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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1998 and December 31, 1997, the results of its operations for the three and six month periods ended December 31, 1998 and December 31, 1997, and the changes in its cash flows for the six month periods ended December 31, 1998 and December 31, 1997, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The results of the Company's operations for the three and six months ended December 31, 1998 were effected by the sale, on July 8, 1998 of the Company's sole operating subsidiary, Solmecs Corporation N.V. ("Solmecs"), in exchange for an approximate 24% interest in the acquiror. The results of operations of Solmecs are presented in the consolidated financial statements as discontinued operations. The results for previous periods have been restated accordingly.

              UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                       December 31, 1998 and June 30, 1998
                              and December 31, 1997
                                   (Unaudited)
                                     ASSETS

                                                                        A $000's          A $000's         A $000's
                                                                        Dec 31           June 30           Dec 31
                                                                          1998              1998             1997
                                                                    ----------         ---------         --------
Current Assets:
Cash                                                                         1                 1                1
Accounts Receivable, net                                                     -                 -                -
                                                                    ---------------------------------------------

Total Current Assets                                                         1                1                 1
                                                                    ---------------------------------------------
Other Assets:
Investments                                                              4,516            4,516                 -
Property and Equipment, net                                                  -                -                 -
Organisational Costs, net                                                    1                1                 -
                                                                    ---------------------------------------------

Total Other Assets                                                       4,517             4,517                -
                                                                    ---------------------------------------------

Total Assets                                                             4,518            4,518                 1
                                                                    =============================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short Term Notes                                                             -                 -                -
Accounts Payable and
Accrued Expenses                                                           228               229              182
                                                                    ---------------------------------------------

Total Current Liabilities                                                  228               229              182

Long-Term Debt                                                           3,836             3,585            3,294
Net Liabilities of Discontinued Operations                                   -                 -              676
                                                                    ---------------------------------------------

Total Liabilities                                                        4,064             3,814           4,152

Stockholders' Equity (Deficit):
Common Stock:  $0.20 par value
100,000,000 shares authorized,
46,941,789 issued and outstanding                                        9,388             9,388            9,388
less Treasury Stock at Cost, 50,000 shares                                 (20)              (20)               -
Additional Paid-in-Capital                                              11,592            11,592           11,592
Cumulative Translation Adjustments                                      (1,989)           (1,989)          (1,507)
Retained Deficits                                                      (18,517)          (18,267)         (23,624)
                                                                    ---------------------------------------------


Total Stockholders' Deficit                                                454               704           (4,151)
                                                                    ---------------------------------------------
Total Liabilities and
Stockholders' Equity                                                     4,518              4518                1
                                                                    =============================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                Three Months Ended December 31 1998 and 1997 and
                   Six Months Ended December 31, 1998 and 1997
                                   (Unaudited)

                                               A $000's        A $000's      A $000's           A $000's
                                                  Three          Three            Six                Six
                                                  Months         Months         Months            Months
                                                  Ended          Ended           Ended            Ended
                                                 Dec 31         Dec 31          Dec 31           Dec 31
                                                   1998           1997            1998             1997
                                                -------      ---------       ---------          -------
Revenues:
Other Income                                        --             --               --               --
                                                -------------------------------------------------------
Costs and Expenses:
Interest Expense                                    80             74              157              142
Legal, Accounting & Professional                     1              9               16               38
Administrative                                      22             21               77               35
                                                -------------------------------------------------------

                                                   103            104              250              215
                                                -------------------------------------------------------

Loss from Operations                              (103)          (104)            (250)            (215)

Gain (Loss) on Disposition of Assets                --             --               --               --
Foreign Currency Exchange Gain (Loss)               --            753               --            1,000
                                                -------------------------------------------------------
                                                    --            753               --            1,000
                                                -------------------------------------------------------

Income (Loss) before Income Tax                   (103)           649             (250)             785

Provision for Income Tax                            --             --               --               --
                                                -------------------------------------------------------
Net profit (Loss) from Continuing Operations      (103)           649             (250)             785
Discontinued Operations                             --           (193)              --             (358)
                                                -------------------------------------------------------
Net Loss from Discontinued Operations

Net Income (Loss)                                 (103)           456             (250)             427
                                                -------------------------------------------------------

Earnings Per Common Equivalent Share
From Continuing Operations                         .00            .01             (.01)             .02
From Discontinued Operation                        .00            .00              .00             (.01)
                                                -------------------------------------------------------

Total                                              .00            .01             (.01)             .01
                                                =======================================================
Weighted Number of Common
Equivalent Shares Outstanding                   46,942         46,942           46,942           46,942
                                                =======================================================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                       December 31, 1998 and June 30, 1998
                              and December 31, 1997
                                   (Unaudited)

                                                     Common          Treasury   Paid in Capital      Cumulative     Retained
                                   Shares      Stock Amount     Stock at Cost          (Deficit)    Translation     Earnings
                                   ------      ------------     -------------          ---------     Adjustment     --------
                                                                                                     ----------

                                                   A $000's          A $000's          A $000's       A $000's      A $000's
Balance June 30, 1996              46,942             9,388                --             11,592           (70)       (22,791)

Net Income Six                         --                --                --                 --            --           (761)
months ending 12-31-96

Foreign Currency Translation-          --                --                --                 --            53             --
                                  -------------------------------------------------------------------------------------------

Balance December 31,1996           46,942             9,388                --             11,592           (17)       (23,552)

Net income six months ending           --                --                --                 --            --           (499)
6-30-97

Foreign currency translation           --                --                --                 --          (418)            --
                                  -------------------------------------------------------------------------------------------

Balance June 30, 1997              46,942             9,388                --             11,592          (435)       (24,051)

Net income six months ending           --                --                --                 --            --            427
12-31-97

Foreign Currency Translation           --                --                --                 --        (1,072)            --
                                  -------------------------------------------------------------------------------------------

Balance December 31, 1997          46,942             9,388                --             11,592        (1,507)       (23,624)

Net income six months ending                                                                                            5,357
6-30-98

Foreign Currency Translation           --                --                --                 --          (482)            --

Acquisition of Treasury Stock
at Cost, 50,000 Shares                 --                --               (20)                --            --             --
                                  -------------------------------------------------------------------------------------------

Balance June 30, 1998              46,492             9,388               (20)            11,592        (1,989)       (18,267)

Net Income six months ending
12-31-98                               --                --                --                 --            --           (250)

                                  -------------------------------------------------------------------------------------------

Balance December 31, 1998          46,492             9,388               (20)            11,592        (1,989)       (18,517)
                                  -------------------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 1997 and 1996
                          and Year Ended June 30, 1997
                                   (Unaudited)

                                                                               A $000's        A $000's          A $000's
                                                                               3 Months            Year          3 Months
                                                                                 Ended           Ended             Ended
                                                                                 Dec 31         June 30            Dec 31
                                                                                   1998            1998              1997
                                                                                   ----            ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) from Continuing Operations                                       (250)           6,736              785
Adjustments:
Foreign Currency Translation                                                          -           (1,554)          (1,072)
Depreciation and Amortization                                                         -                -                -
(Gain) Loss on Disposition of Assets                                                  -           (5,899)               -
Diminution of Value                                                                   -                -                -
Change Net of Effects of Subsidiary
Acquisitions:
Accounts Receivable                                                                   -                -                -
A/P and Accrued Liabilities                                                          (1)              89               23
                                                                                   --------------------------------------

Net Cash Provided in Continuing Operations                                         (251)            (628)            (264)
Net Cash (Used in) Discontinued Operations                                            -               63              (30)
                                                                                   --------------------------------------
Net Cash Provided by  (Used in) Operating Activities                               (251)            (565)            (294)
                                                                                   --------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in Treasury Stock                                                          -              (20)               -
Investment in Subsidiary                                                              -               (1)               -
                                                                                   --------------------------------------

Net Cash Provided (Used) in
Investing Activities                                                                 -              (21)                -
                                                                                   --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowing under Credit
Line Arrangements                                                                     -                -                -
Net Borrowing from Affiliates                                                       251              586              294
Net Borrowings                                                                         -               -                -
                                                                                   --------------------------------------

Net Cash Provided by
Financing Activities                                                                251              586              294
                                                                                   --------------------------------------

Net Increase (Decrease) in Cash                                                       -                -                -
Cash at Beginning of Year                                                             1                1                1
                                                                                   --------------------------------------
Cash at End of Year                                                                   1                1                1
                                                                                   ======================================
Supplemental Disclosures:
Common Stock Issued in Lieu of
Debt Repayment                                                                  $     -          $     -           $    -
Interest Paid (Net Capitalized)                                                 $   157          $   290           $  142
Income Tax Paid                                                                 $     -          $     -           $    -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 1998, June 30, 1998 and
                                December 31, 1997


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


(2)  ACCOUNTS RECEIVABLE

Accounts Receivable at December 31,1998, June 30, 1998 and December 31, 1997 includes:

                                                                      A $000's         A $000's          A $000's
                                                                        Dec 31          June 30            Dec 31
                                                                          1998           1998                1997
                                                                      --------       ----------          --------

Miscellaneous Receivables                                                    -                 -                -
Less Allowance for
Doubtful Account                                                             -                 -                -
                                                                      --------------------------------------------
Net                                                                          -                 -                -
                                                                      ============================================


(3)  INVESTMENT SECURITIES

The following is a summary of Investment Securities at December 31, 1998, June 30, 1998 and December 31, 1997:

Investment Cost Method                                                   4,516            4,516                 -
Trading Securities:
Marketable Equity
Securities, at cost                                                          -                 -                -
Gross Unrealized Gains                                                       -                 -                -
Gross Unrealized Losses                                                      -                 -                -
                                                                      -------------------------------------------
Marketable Equity Securities,
at fair value                                                             4,516             4,516               -
                                                                      ============================================

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 1998, June 30, 1998 and
                                December 31, 1997

(4)  PROPERTY

Property at December 31, 1998, June 30, 1998 and December 31, 1997 includes:


                                                                     A $000's          A $000's            A $000's
                                                                        Dec 31          June 30            Dec 31
                                                                          1998              1998             1997
                                                                      --------          --------         --------

Office Furniture & Equipment                                                 -                 -                -
Motor Vehicles                                                               -                 -                -
                                                                      -------------------------------------------

                                                                             -                 -                -
Less Accumulated Depreciation                                                -                 -                -
                                                                      -------------------------------------------
                                                                             -                 -                -
                                                                      ===========================================


(5) SHORT TERM AND LONG TERM DEBT


The following is a summary of Bayou's borrowing arrangements as of December 31, 1998, June 30, 1998 and December 31, 1997.

Long-Term

Loan from corporations affiliated with the
President of Bayou. Interest accrues at
the ANZ Banking Group Limited rate
+ 1% for overdrafts over $100,000.
Repayment of loan not required
before June 30, 1999.                                                    3,836             3,585            3,294
                                                                       ------------------------------------------

Total Long-Term                                                          3,836             3,585            3,294
                                                                       ------------------------------------------
Short-Term

Overdraft arrangement with
balance accruing interest                                                    -                 -                -
Notes Payable - Affiliates                                                   -                 -                -
                                                                       ------------------------------------------

Total Short-Term                                                             -                 -                -

                                                                       ------------------------------------------
Total                                                                    3,836             3,585            3,294
                                                                       ==========================================

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 1998, June 30, 1998 and
                                December 31, 1997


(6)  AFFILIATE TRANSACTIONS

Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At December 31, 1998, Bayou had no outstanding advances to or from unconsolidated affiliated companies. $220,000, $171,000 and $175,000 of accounts payable for the years shown is due to an affiliated management company.


(7)  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bayou and Solmecs as a going concern. However, Bayou has sustained recurring losses. In addition, Bayou has no net working capital, which raises substantial doubts as to its ability to continue as going concerns.

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

The sale of Solmecs Corporation N.V. has been accounted for in the consolidated financial statements as discontinued operations for all periods presented. The assets and liabilities of discontinued operations as of December 31, 1997 and June 30, 1998, have been combined and reflected in the accompanying balance sheet as net liabilities of discontinued operations.

The following is a summary of net assets and results of operations of Solmecs Corporation N.V. as of December 31, 1997 and June 30, 1998 and for the periods then ended.

                                                                           A$000'S                      A$000'S
                                                                          JUNE 30,                 DECEMBER 31,
                                                                              1998                         1997

     Cash                                                                        7                           67
     Accounts receivable                                                       167                           84
     Property and equipment, net                                               185                          106
                                                                           ------------------------------------
     TOTAL ASSETS                                                              359                          257
                                                                           ------------------------------------


     Accounts payable and
     Accrued Expenses                                                        1,399                          625
     Long-term Debt                                                          8,521                        8,117
                                                                           ------------------------------------
     NET ASSETS                                                             (9,561)                      (8,742)
                                                                           ------------------------------------



     Sales                                                                      83                           45
     Cost and Expenses                                                       1,035                          403
                                                                           ------------------------------------
     Loss before Income Tax                                                   (952)                        (358)
     Income Taxes                                                                -                            -
                                                                           ------------------------------------

     NET PROFIT (LOSS)                                                        (952)                        (358)
                                                                           ------------------------------------

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         6 months ended December 31, 1997 A$1.00 = U.S. $.6503
         6 months ended December 31, 1998 A$1.00 = U.S. $.6115

RESULTS OF OPERATION

SIX  MONTHS ENDED DECEMBER 31, 1997 VS. SIX MONTHS ENDED DECEMBER  31 1998.

Costs and expenses decreased from A$215,000 in the six months ended December 31, 1997 to A$250,000 in the six months ended December 31, 1998. The decrease is a net result of:

a) an increase in interest expense from A$142,000 for the six months ended December 31, 1997 to A$157,000 for the six months ended December 31, 1998 as a result of the increase in long term debt of the Company.

b) the decrease in legal accounting and professional expense from A$38,000 for the six months ended December 31, 1997 to A$16,000 for the six months ended December 31, 1998. The amount for the six months ended December 31, 1997 included substantial costs in regard to the disposal of Solmecs Corporation N.V.

c) the increase in administrative costs including salaries from A$35,000 in the six months ended December 31, 1997 to A$77,000 in the six months ended December 31, 1998 which relate to costs incurred in providing information to shareholders in respect to the sale of Solmecs Corporation N.V.

As a result of the foregoing, the loss from operations increased from A$215,000 for the six months ended December 31, 1997 to A$250,000 for the six months ended December 31, 1998.

The Company realised a foreign exchange gain of nil for the six months ended December 31, 1998 compared to a foreign currency exchange loss of A$1,000,000 for the six months ended December 31, 1997 caused by the movement in the Australian dollar versus the U.S. dollar. All of the Company's loan accounts were denominated in U.S. dollars however, these loans were foregiven as part of the sale of Solmecs Corporation N.V.

A loss was incurred on the discontinued operations of Solmecs Corporation N.V. for the six months ended December 31, 1997 with no comparable amount for the six months ended December 31, 1998..

The net loss was A$250,000 for the six months ended December 31, 1998 compared to a net income of A$427,000 for the six months ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998 the Company had short term obligations of A$228,000 comprising accounts payable and accrued expenses and owed an amount of A$3,836,000 to Chevas Pty Ltd of which the President and the Chief Executive Officer of the Company Mr. J I Gutnick is a Director.

The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes based on discussions with such affiliates will continue to be available during fiscal 1999 and 2000.

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

                                     PART II


Item 1.         LEGAL

                Not Applicable

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                The Company did not file any Report on Form 8-K during the six months ended December 31, 1998.

Item 5.         OTHER INFORMATION

                                   (FORM 10-Q)
                                                                   -
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

                        BAYOU INTERNATIONAL, LTD.

                        By:

                            /s/ Joseph I. Gutnick
                            --------------------------------------
                            Joseph I. Gutnick
                            Chairman of the Board, President and
                            Chief Executive Officer
                            (Principal Executive Officer)

Dated:  February 22, 1999  By:


                            /s/ Peter Lee
                            --------------------------------------------------
                            Peter Lee, Director, Assistant Secretary and Chief Financial Officer
                            (Principal Financial Officer)