Form 10-Q
period 1999-03-31
BAYOU INTERNATIONAL LTD
filed 1999-05-11
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                    FORM 1O-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                   (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999 or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 46,941,789 outstanding shares of Common Stock as of March 31, 1999.

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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and March 31, 1998, the results of its operations for the three and nine month periods ended March 31, 1999 and March 31, 1998, and the changes in its cash flows for the nine month periods ended March 31, 1999 and March 31, 1998, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The results of the Company's operations for the three and nine months ended March 31, 1999 were effected by the sale, on July 8, 1998 of the Company's sole operating subsidiary, Solmecs Corporation N.V. ("Solmecs"), in exchange for an approximate 24% interest in the acquiror. The results of operations of Solmecs are presented in the consolidated financial statements as discontinued operations. The results for previous periods have been restated accordingly.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                        March 31, 1999 and June 30, 1998
                               and March 31, 1998
                                   (Unaudited)
                                     ASSETS

                                                 A $000's         A $000's       A $000's
                                                  Mar 31          June 30         Mar 31
                                                   1999            1998            1998
                                                  -------         -------         -------
Current Assets:
Cash                                                    1               1               1
Accounts Receivable, net                             --              --              --


Total Current Assets                                    1               1               1

Other Assets:
Investments                                         4,516           4,516            --
Property and Equipment, net                          --              --              --
Organisational Costs, net                               1               1            --


Total Other Assets                                  4,517           4,517            --


Total Assets                                        4,518           4,518               1


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short Term Notes                                     --              --              --
Accounts Payable and Accrued Expenses                 253             229             160


Total Current Liabilities                             253             229             160


Long-Term Debt                                      3,913           3,585           3,451
Net Liabilities of Discontinued Operations                           --               944


Total Liabilities                                   4,166           3,184           4,555

Stockholders' Equity (Deficit):
Common Stock:  $0.20 par value
100,000,000 shares authorized,
46,941,789 issued and outstanding                   9,388           9,388           9,388
less Treasury Stock at Cost, 50,000 shares            (20)            (20)           --
Additional Paid-in-Capital                         11,592          11,592          11,592
Cumulative Translation Adjustments                 (1,989)         (1,989)         (1,362)
Retained Deficits                                 (18,619)        (18,267)        (24,172)


Total Stockholders' Deficit                           352             704          (4,554)

Total Liabilities and
Stockholders' Equity                                4,518           4,518               1

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Three Months Ended March 31 1999 and 1998 and
                       Nine Months March 31, 1999 and 1998
                                   (Unaudited)

                                                    A $000's        A $000's        A $000's        A $000's
                                                     Three            Three           Nine            Nine
                                                     Months          Months          Months          Months
                                                     Ended            Ended          Ended            Ended
                                                     Mar 31          Mar 31          Mar 31          Mar 31
                                                      1999            1998            1999            1998
                                                     ------          ------          ------          ------
Revenues:
Other Income                                           --              --              --               --

Costs and Expenses:
Interest Expense                                         80              73             237             215
Legal, Accounting & Professional                          7              17              23              55
Administrative                                           15              37              92              72


                                                        102             127             352             342


Loss from Operations                                   (102)           (127)           (352)           (342)

Gain (Loss) on Disposition of Assets                   --              --              --
Foreign Currency Exchange Gain (Loss)                  --              (141)           --               859


                                                       --              (141)           --               859


Income (Loss) before Income Tax                        (102)           (268)           (352)            517

Provision for Income Tax                               --              --              --              --


Net profit (Loss) from Continuing Operations           (102)           (268)           (352)            517
Net Loss from Discontinued Operation                   --              (280)           --              (638)


Net Income (Loss)                                      (102)           (548)           (352)           (121)


Earnings Per Common Equivalent Share
From Continuing Operations                              .00            (.01)           (.01)            .01
From Discontinued Operation                             .00             .00             .00            (.01)
                                                     ------          ------          ------          ------
Total                                                   .00            (.01)           (.01)            .00

Weighted Number of Common
Equivalent Shares Outstanding                        46,942          46,942          46,942          46,942

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                        March 31, 1999 and June 30, 1998
                               and March 31, 1998
                                   (Unaudited)

                                                                                                   Cumulative
                                                Common Stock        Treasury   Paid in Capital    Translation     Retained
                                       Shares         Amount   Stock at Cost         (Deficit)     Adjustment     Earnings
                                                    A $000's       A $000's           A $000's       A $000's     A $000's
                                      -------        -------        -------         -------        -------         -------
Balance June 30, 1996                  46,942          9,388           --            11,592            (70)        (22,791)

Net Income nine months                   --             --             --              --                --         (1,130)
ending 3-31-97

Foreign Currency Translation-            --             --             --              --              (22)           --
                                      -------        -------        -------         -------        -------         -------

Balance March 31,1997                  46,942          9,388           --            11,592            (92)        (23,921)

Net income three months ending           --             --             --              --             --              (130)
6-30-97

Foreign currency translation             --             --             --              --             (343)           --
                                      -------        -------        -------         -------        -------         -------

Balance June 30, 1997                  46,942          9,388           --            11,592           (435)        (24,051)

Net income nine months ending            --             --             --              --             --              (121)
3-31-98

Foreign Currency Translation             --             --             --              --             (927)           --
                                      -------        -------        -------         -------        -------         -------

Balance March 31, 1998                 46,942          9,388           --            11,592         (1,362)        (24,172)

Net income three months ending                                                                                       5,905
6-30-98

Foreign Currency Translation             --             --             --              --             (627)           --

Acquisition of Treasury Stock
at Cost, 50,000 Shares                   --             --              (20)           --             --              --
                                      -------        -------        -------         -------        -------         -------

Balance June 30, 1998                  46,492          9,388            (20)         11,592         (1,989)        (18,267)

Net Income nine months ending
31-3-99                                  --             --             --              --             --              (352)
                                      -------        -------        -------         -------        -------         -------

Balance March 31, 1999                 46,492          9,388            (20)         11,592         (1,989)        (18,619)
                                      -------        -------        -------         -------        -------         -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 1999 and 1998
                          and Year Ended June 30, 1998
                                   (Unaudited)

                                                           A $000's        A $000's         A $000's
                                                           9 Months           Year          9 Months
                                                            Ended            Ended           Ended
                                                            Mar 31          June 30          Mar 31
                                                             1999            1998             1998
                                                            -------         -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) from Continuing Operations                   (352)          6,736             517
Adjustments:
Foreign Currency Translation                                   --            (1,554)           (927)
Depreciation and Amortization                                  --              --              --
(Gain) Loss on Disposition of Assets                           --            (5,899)           --
Diminution of Value                                            --              --              --
Change Net of Effects of Subsidiary
Acquisitions:
Accounts Receivable                                            --              --              --
A/P and Accrued Liabilities                                      24              89              20

Net Cash Provided in Continuing Operations                     (328)           (628)           (390)
Net Cash (Used in) Discontinued Operations                     --                63             (62)

Net Cash Provided by  (Used in) Operating Activities           (328)           (565)           (452)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in Treasury Stock                                   --               (20)           --
Capital Expenditures, Net                                      --              --              --
Net Proceeds from Investments                                  --              --              --
Investment in Subsidiary                                       --                (1)           --

Net Cash Provided (Used) in Investing Activities               --               (21)           --

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowing under Credit Line Arrangements                   --              --              --
Net Borrowing from Affiliates                                   328             586             452
Net Borrowings                                                 --              --              --

Net Cash Provided by Financing Activities                       328             586             452


Net Increase (Decrease) in Cash                                --              --              --
Cash at Beginning of Year                                         1               1               1

Cash at End of Year                                               1               1               1

Supplemental Disclosures:
Common Stock Issued in Lieu of
Debt Repayment $                                            $  --           $  --           $  --
Interest Paid (Net Capitalized)                             $   215         $   290         $   189
Income Tax Paid $                                           $  --           $  --           $  --

              The accompanying notes are an integral part of these
                        consolidated financial statements

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 1999, June 30, 1998 and
                                 March 31, 1998


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


(2) ACCOUNTS RECEIVABLE

Accounts Receivable at March 31,1999, June 30, 1998 and March 31, 1998 includes:

                                                                      A $000's         A $000's          A $000's
                                                                        Mar 31          June 30            Mar 31
                                                                          1999           1998                1998
                                                                      --------       ----------          --------
Miscellaneous Receivables                                                    -                 -                -
Less Allowance for
Doubtful Account                                                             -                 -                -
                                                                      ---------------------------------------------

Net                                                                          -                 -                -
                                                                      ---------------------------------------------

(3) INVESTMENT SECURITIES

The following is a summary of
Investment Securities at March 31, 1999,
June 30, 1998 and March 31, 1998:



Investment Cost Method                                                   4,516            4,516                 -
Trading Securities:
Marketable Equity
Securities, at cost                                                          -                 -                -
Gross Unrealized Gains                                                       -                 -                -
Gross Unrealized Losses                                                      -                 -                -
                                                                      -------------------------------------------
Marketable Equity Securities,
at fair value                                                            4,516            4,516                 -
                                                                      -------------------------------------------

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 1999, June 30, 1998 and
                                 March 31, 1998

(4) PROPERTY

Property at March 31, 1999, June 30, 1998 and March 31, 1998 includes:

                                                                      A $000's          A $000's            A $000's
                                                                        Mar 31          June 30              Mar 31
                                                                         1999               1998              1998
                                                                         ----           --------             -----
Office Furniture & Equipment                                                 -                 -                -
Motor Vehicles                                                               -                 -                -


                                                                             -                 -                -
Less Accumulated Depreciation                                                -                 -                -


                                                                             -                 -                -


(5)      SHORT TERM AND LONG TERM DEBT

The following is a summary of Bayou's borrowing arrangements as of March 31, 1999, June 30, 1998 and March 31, 1998.



Long-Term

Loan from corporations affiliated with the President of Bayou.
Interest accrues at the ANZ Banking Group Limited rate + 1%
for overdrafts over $100,000. Repayment of loan not required
before June 30, 1999.                                                    3,913             3,585            3,451


Total Long-Term                                                          3,913             3,585            3,451

Short-Term

Overdraft arrangement with
balance accruing interest                                                    -                 -                -
Notes Payable - Affiliates                                                   -                 -                -


Total Short-Term                                                             -                 -                -


Total                                                                    3,913           3,585             3,451

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 1999, June 30, 1998 and
                                 March 31, 1998


(6)  AFFILIATE TRANSACTIONS

Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At March 31, 1999, Bayou had no outstanding advances to or from unconsolidated affiliated companies. $240,000, $171,000 and $150,000 of accounts payable for the years shown is due to an affiliated management company.


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

The following is a summary of net assets and results of operations of Solmecs Corporation N.V. as of March 31, 1998 and June 30, 1998 and for the periods then ended.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 1999, June 30, 1998 and
                                 March 31, 1998

                                       A$000'S         A$000'S
                                       JUNE 30,        MARCH 31
                                         1998           1998
                                        ------         ------
     Cash                                    7              8
     Accounts receivable                   167            153
     Property and equipment, net           185            177
                                        ------         ------
     TOTAL ASSETS                          359            338
                                        ------         ------

     Accounts payable and
     Accrued Expenses                    1,399            980
     Long-term Debt                      8,521          7,978
                                        ------         ------
     NET ASSETS                         (9,561)        (8,620)
                                        ------         ------


     Sales                                  83             48
     Cost and Expenses                   1,035            686
                                        ------         ------
     Loss before Income Tax               (952)          (638)
     Income Taxes                         --             --
                                        ------         ------
     NET PROFIT (LOSS)                    (952)          (638)
                                        ------         ------

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         9 months ended March 31, 1999 A$1.00 = U.S. $.6312
         9 months ended March 31, 1999 A$1.00 = U.S. $.6622

RESULTS OF OPERATION

NINE MONTHS ENDED MARCH 31, 1999 VS. NINE MONTHS ENDED MARCH 31 1998.

Costs and expenses increased from A$342,000 in the nine months ended March 31, 1998 to A$352,000 in the nine months ended March 31, 1999. The increase is a net result of:

         a) an increase in interest expense from A$215,000 for the nine months ended March 31, 1998 to A$237,000 for the nine months ended March 31, 1999 as a result of the increase in long term debt of the Company.

         b) the decrease in legal accounting and professional expense from A$55,000 for the nine months ended March 31, 1998 to A$23,000 for the nine months ended March 31, 1999. The amount for the nine months ended March 31, 1998 included substantial costs in regard to the disposal of Solmecs Corporation N.V.

         c) the increase in administrative costs including salaries from A$72,000 in the nine months ended March 31, 1998 to A$92,000 in the nine months ended March 31, 1999 which relate to costs incurred in providing information to shareholders in respect to the sale of Solmecs Corporation N.V.

As a result of the foregoing, the loss from operations increased from A$342,000 for the nine months ended March 31, 1998 to A$352,000 for the nine months ended March 31, 1999.

The Company realised a foreign exchange gain of nil for the nine months ended March 31, 1999 compared to a foreign currency exchange gain of $859,000 for the nine months ended March 31, 19987 caused by the movement in the Australian dollar versus the U.S. dollar. All of the Company's loan accounts were denominated in U.S. dollars however, these loans were foregiven as part of the sale of Solmecs Corporation N.V.

A loss was incurred on the discontinued operations of Solmecs Corporation N.V. for the nine months ended March 31, 1998 with no comparable amount for the nine months ended March 31, 1999.

The net loss was A$352,000 for the nine months ended March 31, 1999 compared to a net loss of A$121,000 for the nine months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999 the Company had short term obligations of A$253,000 comprising accounts payable and accrued expenses and owed an amount of A$3,913,000 to Chevas Pty Ltd of which the President and the Chief Executive Officer of the Company Mr. J I Gutnick is a Director.

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

                                     PART II


Item 1.         LEGAL

                Not Applicable

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                The Company did not file any Report on Form 8-K during the nine months ended March 31, 1999.

Item 5.         OTHER INFORMATION

                Mr Ed Eshuys resigned as a Director on April 26, 1999 and Mr Marcus Solomon was appointed as a Director of the Company on May 10, 1999.

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

Dated: May 11, 1999 By:



                                          /s/ Peter Lee
                                          ------------------------------------
                                          Peter Lee, Director, Secretary and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


14