Form 10-K
period 1999-06-30
BAYOU INTERNATIONAL LTD
filed 1999-11-05
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       June 30, 1999      or

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

                    Common stock, par value $.0001 per share
                                (Title of Class)

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was A$1,083,683 (US$711,221) as at October 4, 1999.

There were 46,941,789 outstanding shares of Common Stock as of June 30, 1999. Subsequent to June 30, 1999, the Company completed a 1-for-20 reverse stock split of its issued and outstanding shares such that at September 1, 1999, there were 2,347,089 issued and outstanding shares.

TABLE OF CONTENTS                                                           PAGE


PART I
Item 1            Business                                                    4
Item 2            Properties                                                  9
Item 3            Legal Proceedings                                           9
Item 4            Submission of Matters to a Vote of Security Holders         9

PART II
Item 5            Market for the Registrant's Common Equity and              10
                  Related Stockholder Matters
Item 6            Selected Financial Data                                    11
Item 7            Management's Discussion and Analysis of                    13
                  Financial Condition and Results of Operations
Item 8            Not applicable                                             16
Item 9            Not applicable                                             16


PART III
Item 10           Directors and Executive Officers of the Registrant         18
Item 11           Executive Compensation                                     20
Item 12           Security Ownership of Certain Beneficial Owners            21
                  and Management
Item 13           Certain Relationships and Related Transactions             22


PART IV
Item 14           Exhibits, Financial Statement Schedules, and Reports       24
                  on Form 8-K

                  Signatures                                                 25
                  Exhibit Index                                              27

                                                  PART I


ITEM 1 BUSINESS

GENERAL

Bayou International, Ltd., a Delaware corporation (the "Company") is currently primarily a holding company whose major asset is its 24% holding in the stock of SCNV Acquisition Corp ("SCNV"), a Delaware corporation engaged in the research and development of high efficiency, low pollution or pollution-free products and technologies in the energy conversion and conservation fields.

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

The Company is continuing to pursue other business activities which may be in the fields of energy conversion and conservation (such activities not being in competition with SCNV) and/or other industries including the mineral exploration industry.

In connection with Bayou's future business activities, it is the policy of Bayou's Board of Directors that Bayou will not engage in any activities the scope and nature of which would subject Bayou to registration and reporting requirements of the Investment Company Act of 1940.

Unless otherwise indicated, all amounts in this Report are presented in Australian Dollars ("A$"). For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 1999 have been translated into United States Dollars ("US$) using the rate of exchange at June 30, 1999 of A$1.00=US$0.661.

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

RECENT DEVELOPMENTS

CHANGE OF NAME

The Company's major shareholder Edensor Nominees Pty Ltd ("Edensor") and certain companies which have common Directors with the Company have indicated that they will vote for the change of name to Baynet Ltd. An information statement detailing the change of name is currently being prepared.

The change of name is as a result of the company proposing to enter into an internet business actively and believes the name "Baynet Ltd" is more representative of this activity.

REVERSE STOCK SPLIT

Effective September 1, 1999, the Company completed a 1-for-20 reverse stock split (the "Reverse Stock Split") of its Common Stock pursuant to which each twenty issued and outstanding shares of Common Stock, par value $0.15 per share were converted into one share of Common Stock, par value $.0001 per share.

The reverse stock split has reduced the number of issued and outstanding shares of Common Stock from 46,941,789 to 2,347,089.

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

SOLMECS CORPORATION N.V. ("SOLMECS")

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

The following is an extract from SCNV's Form 10.Q Report for the quarter ended March 31, 1999:

"Solmecs expects to manufacture and market certain technologies which have been identified by Solmecs and shown to be commercially viable. Solmecs is currently concentrating on further development and commercialization of advanced double-sided photo-voltaic cells and silicon monocrystals, both of which are technologies developed by Russian scientist associated with the space and military industries of the former Soviet Union, and identified by Solmecs for commercial exploitation. Pursuant to an arrangement with a Russian company, Solmecs has commenced the commercial distribution of novel double-sided bi-facial photo-voltaic cells. Additionally, Solmecs has commenced the acquisition of materials and facilities from such Russian entities for the purpose of developing its own manufacturing capabilities for both photo-voltaic cells and silicon monocrystals. Management anticipates establishing production facilities in Israel for both of such technologies by late 1999.

In February 1999, Solmecs acquired from a third party certain rights to produce, market and distribute an electronic pocket dictionary on a world wide basis, except for Israel. Solmecs has begun to market and distribute the Hebrew-English electronic pocket dictionary currently manufactured by such third party.

In May 1999, Solmecs acquired 90.4% of the outstanding shares of Elecmatec Electro-Magnetic Technologies, Inc. ("Elecmatec") an affiliated company. Elecmatec is the owner of a patented micro-gravity casting technology which enables the continuous casting of metallic composite materials under gravity-free conditions. Elecmatec intends to establish a productions plant at Kiryat-Gat a southern town of Israel, to produce alloy and bi-metal strips for sale initially to engine bearing and other original equipment manufactures in the automotive industry.

Solmecs further intends to offer its engineering services to industry and research institutions in the fields of LMMHD power technology and liquid metal engineering. Although the LMMHD power technology has been in development since the late 1970's, it has not yet reached commercialization. In order to achieve commercialization of such technology, Solmecs will be required to build a commercial scale demonstration plant, which will require a significant capital expenditure. Solmecs intends to commence building such a plant within the next few years, provided that it will be able to obtain the necessary funds for such project.

Solmecs is continuing in its process of identifying proprietary technologies with potential for commercial viability. Solmecs intends to implement a four-step process with respect to the development of such proprietary technologies which it identifies for exploitation. Initially Solmecs, through its scientific, engineering and administrative personnel, will identify and analyze a number of such proposed advanced technologies. Solmecs will then assess the costs of further research and development (including the building and testing of prototypes, if indicated), seek to obtain intellectual property rights in viable technologies, develop a business plan detailing the exploitation of such technologies from the research and develop phase through product commercialization, develop and, in some instances, implement financing strategies to further such business plan, and suggest and, in some cases, assemble a team of scientists and engineers most suitable for the implementation of such business plan. Upon completion of the business development plan for each project, Solmecs may seek to manufacture and market the project itself, enter into strategic alliances for such commercialization, or sell or license the proprietary information and know-how to third parties in consideration of technology transfer or license fees.

Completion of the commercialization of Solmec's technologies or any potential application of such technologies will require significant additional effort, resources and time, including funding substantially greater than is currently available to Solmecs. Such research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of the funds allocated to complete such development, which could result in delay of research or development or substantial change or abandonment of research and development activities."

EMPLOYEES

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant hereby incorporates by this reference the information contained in the Registrant's Information Statement dated August 11, 1999, with respect to the Reverse Stock Split.

                                     PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded in the over-the-counter market. The trading for the Common Stock has been sporadic and the market for the Common Stock can not be classified as an established trading market.

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated ( in US$):

CALENDAR PERIOD                     HIGH BID (1)              LOW BID (1)
---------------                     -----------               ----------
1997
First Quarter ...................       3/8                       3/8
Second Quarter ..................       1/4                       1/4
Third Quarter ...................       1/4                       1/4
Fourth Quarter ..................       1/4                       1/8

1998
First Quarter ...................       1/8                       1/8
Second Quarter ..................      5/32                       1/8
Third Quarter ...................       3/8                       3/8
Fourth Quarter ..................       1/8                       1/16

1999
First Quarter ...................       1/8                       1/16
Second Quarter ..................       1/8                       1/16

(1) The quotations set out herein reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

SHAREHOLDERS

As of September 1, 1999 the Company had approximately 300 shareholders of record.

DIVIDEND POLICY

It is the present policy of the Board of Directors to retain earnings for use in the Company's business. The Company has not declared any cash dividends to the holders of its Common Stock and does not intend to declare such dividends in the foreseeable future

TRANSFER AGENT

The United States Transfer Agent and Registrar of the Company is The Bank of New York.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company presented below for each of the years in the five-year period ended 30 June, 1999, and the balance sheet data at June 30, 1995, 1996, 1997, 1998 and 1999 have been derived from the consolidated financial statements of the Company, which financial statements have been examined by David T. Thomson PC, independent accountants, in respect of the years June 30, 1995, 1996, 1997, 1998 and 1999. The selected financial data should be read in conjunction with the consolidated financial statements of the Company for each of the years in the three-year period ended June 30, 1999, and Notes thereto, which are included elsewhere in this Annual Report and with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                               Year ended June 30


                                                                                            CONV.
                                                                                            TRANSL.
                                 1995        1996        1997        1998        1999       1999
                                  A$          A$          A$          A$          A$         US$
Revenues                          --          --          --          --          --          --
                                -------------------------------------------------------------------


Costs and expenses              (1,229)       (244)       (380)       (544)       (488)       (323)
                                -------------------------------------------------------------------

Loss from operations            (1,147)       (244)       (380)       (544)       (488)       (323)

Other income (loss)                220        (550)        344       7,280        --          --
                                -------------------------------------------------------------------

Profit (loss) before income
taxes                             (927)       (794)        (36)      6,736        (488)       (323)

Provision for income taxes        --          --          --          --          --          --
                                -------------------------------------------------------------------

Net profit (loss) from            (927)       (794)        (36)      6,736        (488)       (323)
Continuing Operations

Net loss from                               (1,216)     (1,224)       (952)       --          --
Discontinued Operations
                                -------------------------------------------------------------------

Net profit (loss)                 (927)     (2,010)     (1,260)      5,784        (488)       (323)
                                -------------------------------------------------------------------



                                  A$        A$        A$       A$         A$       US$
Net profit (loss) per share

On continuing operations        (0.03)    (0.01)     --       0.14      (0.01)    (0.01)

On discontinued operations       --       (0.03)    (0.03)    (0.02)    (0.00)    (0.00)
                               ---------------------------------------------------------

                                (0.03)    (0.04)    (0.03)    0.12      (0.01)    (0.01)
                               ---------------------------------------------------------



                             NUMBER        NUMBER        NUMBER        NUMBER       NUMBER        NUMBER
Weighted average number
of shares outstanding        46,942        46,942        46,942        46,942       46,942        46,942
                             -----------------------------------------------------------------------------


                                 A$            A$            A$            A$           A$           US$
Total assets                  1,357           717             1         4,518          663           439
Total liabilities             1,542         2,344         3,507         3,814        4,302         2,844
                              ----------------------------------------------------------------------------
Stockholders' equity
(deficiency)                   (185)       (1,627)       (3,506)          704       (3,639)       (2,405)
                              ----------------------------------------------------------------------------

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

                        YEAR ENDED
                          JUNE 30
                           1995             A$1.00 = US$0.711
                           1996             A$1.00 = US$0.787
                           1997             A$1.00 = US$0.746
                           1998             A$1.00 = US$0.620
                           1999             A$1.00 = US$0.661


RESULTS OF OPERATIONS
YEAR ENDED JUNE 30, 1999 VERSUS YEAR ENDED JUNE 30, 1998

The results of the Company's operations for the year were affected by the sale, on July 8, 1998, of the main undertaking of the Company, that is, its ownership of Solmecs. As a result, the results of operations for the years ended June 30, 1995, 1996, 1997, 1998 and 1999 are not comparable. The results of operations of Solmecs so disposed of are presented to the consolidated financial statements as discontinued operations. Results for previous years have been restated accordingly.

Total costs and expenses decreased from A$544,000 for the year ended June 30, 1998 to A$488,000 (US$323,000) for the year ended June 30, 1999. The decrease was a net result of

i) an increase in interest expense from A$290,000 to A$321,000 (US$212,000) resulting from increased borrowings by the Company;

ii) a decrease in legal, accounting and professional costs from A$145,000 to A$34,000 (US$23,000) as a result of the completion of Solmecs reorganisation at the beginning of the financial year.

iii) an increase in general administration expenses from A$109,000 to A$133,000 (US$88,000) which include an increase in Directors fees paid and costs involved in the preparation and mailing of information to shareholders on certain corporate actions of the Company.

Accordingly, the loss from operations decreased from A$544,000 for the year ended June 30, 1998 to A$488,000 (US$323,00) for the year ended June 30, 1999.

An unrealised foreign exchange gain of A$1,381,000 was recorded in the prior year with no comparable amount in the current year as the foreign currency loans were assigned as part of the Solmecs reorganisation. As a result of the disposal of Solmecs, the Company has recorded a gain of A$5,899,000 in the prior year for which there is no comparable amount in the current year. This gain relates to the elimination of losses of Solmecs during the period which the Company held a controlling interest in Solmecs, offset by the forgiveness of intercompany borrowings to Solmecs.

As a result of the foregoing, the Company recorded a net loss from continuing operations before income tax of A$488,000 (US$323,000) compared to a net profit of A$6,736,000 in the year ended June 30, 1998.

The Company was not required to provide for income tax during the years ended June 30, 1999 or 1998.

The net loss from discontinued operations being the loss attributable to the operations of Solmecs decreased from A$952,000 for the year ended June 30, 1998 to A$nil (US$nil) for the year ended June 30, 1999.

The net loss for the year amounted to A$488,000 (US$323,000) compared to a net profit of A$5,784,000 in the previous year. The net loss per common equivalent share was A$0.01 (US$0.01) compared with a net profit per common equivalent share of A$0.12 in the prior year. The number of common equivalent shares outstanding was unchanged.

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

Total costs and expenses increased from A$380,000 for the year ended June 30, 1997 to A$544,000 for the year ended June 30, 1998. The increase was a net result of

iv) an increase in interest expense from A$256,000 to A$290,000 resulting from increased borrowings by the Company;

v) an increase in legal, accounting and professional costs from A$33,000 to A$145,000 as a result of an increase in professional fees connected to the Solmecs reorganisation.

vi) an increase in general administration expenses from A$91,000 to A$109,000 connected to the additional costs incurred in regard to the Solmecs reorganisation.

Accordingly, the loss from operations increased from A$380,000 for the year ended June 30, 1997 to A$544,000 for the year ended June 30, 1998.

An unrealised foreign exchange gain of A$1,381,000 was recorded for the year ended June 30, 1998 compared with an unrealised foreign exchange gain of A$346,000 in the prior year. As a result of the disposal of Solmecs, the Company has recorded a gain of A$5,899,000 for which there is no comparable amount in the prior year. This gain relates to the elimination of losses of Solmecs during the period which the Company held a controlling interest in Solmecs, offset by the forgiveness of intercompany borrowings to Solmecs.

As a result of the foregoing, the Company recorded a net profit from continuing operations before income tax of A$6,736,000 compared to a loss of A$36,000 in the year ended June 30, 1997.

The Company was not required to provide for income tax during the years ended June 30, 1998 or 1997.

The net loss from discontinued operations being the loss attributable to the operations of Solmecs decreased from A$1,224,000 for the year ended June 30, 1997 to A$952,000 for the year ended June 30, 1998.

The net profit for the year amounted to A$5,784,000 compared to a net loss of A$1,260,000 in the previous year. The net profit per common equivalent share was A$0.12 compared with a net loss per common equivalent share of A$0.03 in the prior year. The number of common equivalent shares outstanding was unchanged.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999 the Company had the short-term obligations of A$296,000 (US$196,000) consisting of accounts payable and accrued expenses.

The Company also had long-term obligations of A$4,006,000 (US$2,648,000) at June 30, 1999 which were amounts owed to Chevas Pty Ltd of which Mr. J.I. Gutnick, President of Bayou, is a Director. On October 7, 1999 the Directors of the Company resolved to issue 4,000,000 shares in the Company to Edensor, a company of which Mr. J. I. Gutnick, President of Bayou, is a Director and Shareholder, in lieu of repayment of a debt of A$4,075,529 to Chevas Pty Ltd, a company of which Mr. J. I. Gutnick is also a Director. The effect of this transaction if it had taken effect as at June 30, 1999 is that the Company's liabilities would have been reduced to approximately A$296,000 at that date.

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

ITEM 7A.          NOT APPLICABLE

ITEM 8.           SEE ITEM 14

ITEM 9.           NOT APPLICABLE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company during the year ended June 30, 1999.


NAME                  AGE      POSITION(S) HELD

Joseph I. Gutnick      47      Chairman of the Board
                               President, Chief Executive Officer and Director.

David Tyrwhitt         61      Director.

Peter Lee              42      Director, Secretary, Chief Financial Officer and
                               Chief Accounting Officer.

David H. Simcox        54      Director

Marcus Solomon         36      Director

Ian Currie             39      Director

JOSEPH GUTNICK
Mr Gutnick has been the Chairman of the Board, President and Chief Executive Officer of the Company since March, 1988. Mr Gutnick has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980, including Great Central Mines Limited ("Great Central") and Centaur Mining and Exploration Limited ("Centaur"), (whose American Depositary Receipts are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), and Johnson's Well Mining N.L. ("Johnson's Well") (whose ordinary shares, together with Centaur's, are publicly traded in the U.S. in the over-the-counter market).

DAVID TYRWHITT
Dr Tyrwhitt was appointed a Director of the Company in November, 1996. He is a geologist, holding a Bachelor of Science and Phd degrees and has 39 years experience in mineral exploration and management development and operation of gold mines in Australia. Dr Tyrwhitt is a Director of several public listed companies in Australia in the mining industry, including Centaur Mining and Exploration Limited ("Centaur"), (whose American Depositary Receipts are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), and Johnson's Well Mining N.L. ("Johnson's Well") (whose ordinary shares, together with Centaur's, are publicly traded in the U.S. in the over-the-counter market).

PETER LEE
Mr Lee has been Chief Financial Officer and Chief Accounting Officer since August, 1989 and was appointed a Director of the Company in February, 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of the Chartered Institute of Company Secretaries in Australia Ltd., and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 17 years commercial experience and is currently General Manager Corporate and Company Secretary of several public listed companies in Australia, including Great Central Mines Limited ("Great Central") and Centaur Mining and Exploration Limited ("Centaur"), (whose American Depositary Receipts are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), and Johnson's Well Mining N.L. ("Johnson's Well") (whose ordinary shares, together with Centaur's, are publicly traded in the U.S. in the over-the-counter market).

MARCUS SOLOMON
Mr Solomon is a partner of the legal firm Gadens Lawyers in Perth, Western Australia where he was appointed partner in 1994 and currently heads the National Gadens Lawyers Native Title Group. He holds a Bachelor of Laws with First Class Honors from the University of Western Australia which includes an Honor dissertation on Fiduciary obligations in Mining Joint Ventures. Mr
Solomon has extensive experience in resources law, property matters, general commercial litigation and in particular, is recognized nationally as a leader in Native Title law particularly as it affects resource projects.

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

IAN CURRIE
Mr Currie's experience includes over 17 years in the Finance and Administration field, including seven years in the Australian mining industry. He has worked with KPMG as a tax adviser to the mining industry and subsequently, as a Finance Manager with Newcrest Mining Limited from 1993 through 1995. Mr. Currie is a Chartered Accountant and a Member of the Institute of Chartered Accountants in Australia, a Fellow of the Tax Institute of Australia and a Member of the Institute of Company Directors in Australia. He is a past Tax Committee member of the Minerals Council of Australia and a current Tax Committee member of the Association of Mining and Exploration Companies Inc. As Chief Financial Officer of GCM (Australia's second largest gold producer) and Centaur since 1995, Mr. Currie has had responsibility for overseeing the development of each companies Finance Department including the fields of accounting, treasury, corporate and project debt finance, high yield capital raising, taxation, investor, ratings agency and banking relations and corporate administrative and compliance matters.

ITEM 11. EXECUTIVE COMPENSATION

No officer individually and no group of officers and Directors received any compensation for their services on behalf of, or rendered to, the Company for the fiscal year ended June 30, 1999, other than as noted below.

In accordance with the Service Agreement, the Company paid AWI Admin A$18,000 for the fiscal year ended June 30, 1999, for services rendered and facilities provided by AWI Admin to the Company, including the services of the Company's Chief Executive Officer and Chief Financial Officer.

For additional information about the Service Agreement and the Consulting Agreement see "Item 1 - Business - Employees" and "Item 13 - Certain Relationships and Related Transactions".

The Board of Directors has established a policy that the Company will not guarantee loans to, or accept notes from, officers, Directors or employees of the Company or any members of their families unless such loans or notes are approved by a majority of the disinterested non-employee Directors of the Company, who shall determine that such loans may reasonably be expected to benefit the Company.

COMPENSATION PURSUANT TO PLANS

The Company does not directly employ any employees nor does it have any pension or profit sharing plans and no contributions were made to any employee benefit or health plan during the year ended June 30, 1999.

COMPENSATION TO DIRECTORS

It is the policy of the Company to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of directors meetings.

In the year ended June 30, 1999 one of the Non-Executive Directors was paid A$36,862 for services as a Director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets out, to the best of the Company's knowledge, the numbers of shares in the Company beneficially owned as at June 30, 1999 (after giving retroactive effect to the Reverse Stock Split) by:

(i)      each of the present Executive Officers and Directors of the Company,

(ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of the Common Stock, and

(iii)    all present Directors and officers of the Company as a group.

                                                                                             PERCENTAGE OF
NAME                                          NUMBER OF SHARES OWNED                          SHARES (1)

Centaur                                            253,800                                       10.8%

Mamash Ltd                                         271,320                                       11.6%

AWI Admin                                          229,490                                       9.8%

Edensor Nominees Pty Ltd                         1,002,311                                       42.7%

Joseph I Gutnick                                 1,053,960      (2)(3)(4)(6)(7)                  44.9%

Stera M. Gutnick                                 1,028,311      (4)(7)                           43.8%

David Tyrwhitt                                           -         (2)                           -

Peter Lee                                                -         (2)                           -

David Simcox                                             -         (2)                           -

Marcus Solomon                                           -         (5)                           -

Ian Currie                                               -         (2)                           -

                                                 -----------------------------------------------------

All officers and Directors
As a group                                       1,053,960                                       44.9%
                                                 -----------------------------------------------------

-        Represents less than 1% of the outstanding Common Stock

NOTES RELATING TO ITEM 12:

(1)      Based on 2,347,089 shares outstanding

(2)      Does not include:

         (i) 47,083 shares of Common Stock beneficially owned by Autogen, or

         (ii) 253,800 shares of Common Stock beneficially owned by Centaur, or

         (iii) 8,950 shares of Common Stock beneficially owned Gutnick Resources NL, or

         (iv) 27,080 shares of Common Stock beneficially owned by Australian Gold Resources Limited, or

         (v) 1,919 shares of Common Stock beneficially owned by Quantum Resources Limited, or

         (vi)     229,490 shares of Common Stock beneficially owned by AWI
                  Admin,

         of which companies Messrs Gutnick, Tyrwhitt, Lee, Currie and Simcox are officers and/or Directors, as they disclaim beneficial ownership of those shares.

(3) Does not include 2,500 shares of Common Stock beneficially owned by the Company.

(4) Includes 1,002,311 shares of Common Stock owned by Edensor Nominees Pty Ltd and 26,000 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(5) Does not include (i) 253,800 shares of Common Stock beneficially owned by Centaur or (ii) 8,950 shares of Common Stock beneficially owned by GKR or (iii) 27,080 shares of Common Stock beneficially owned by AGR, companies of which Mr Solomon is Director however he disclaims beneficial ownership to those shares.

(6)      Joseph Gutnick is the beneficial owner of 25,650 shares of Common
         Stock.

(7)      Joseph Gutnick and Stera M. Gutnick are husband and wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with the Service Agreement AWI Admin provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. As compensation therefore, the Company pays AWI Admin for the actual costs of such facilities plus a maximum service fee of 15%. The Company paid AWI Admin A$74,852 in respect of the Service Agreement for the fiscal year ended June 30, 1999. The Service Agreement may be terminated by written notice by either party.

TRANSACTIONS WITH MANAGEMENT

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

         (i) The Consolidated Financial Statements and Notes thereto listed on the Index at page 1 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

         (ii) The Financial Data schedule as required by Item 601(c) of Regulation S-K is filed as part of this Annual Report.

         (iii) The consolidated balance sheet of SCNV Acquisition Corp. and subsidiaries as at June 30, 1999 and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the fiscal year ended June 30, 1999 and the auditor's report thereon contained in SCNV's Annual Report on Form 10KSB for its fiscal year ended June 30, 1999 (File No. 0-29624) are incorporated herein by reference (with the exception of the specific information and report referred to, no part of the SCNV Annual Report on Form 10-K is deemed a part of this Report).

(b)      EXHIBITS

         The Exhibits to this Annual Report on Form 10-K are listed in the
         Exhibit Index at page 27 of this Annual Report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                        BAYOU INTERNATIONAL, LTD.

                                       (Registrant)



                                        By: /s/ Peter J. Lee
                                           ------------------------------------
                                                 Peter J Lee
                                                 Director, Secretary,
                                                 Chief Financial Officer
                                                 and Principal Financial
                                                 and Accounting Officer



Dated: October 19, 1999

                            FORM 10-K SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                        TITLE                              DATE


  /s/ Joseph I. Gutnick
1.---------------------    Chairman of the Board,
   Joseph I. Gutnick       President and Chief Executive
                           Officer (Principal Executive
                           Officer), and Director.            October 19, 1999


  /s/ David Tyrwhitt
2.---------------------    Director.                          October 19, 1999
   David Tyrwhitt


  /s/ Marcus Solomon
3.---------------------    Director.                          October 19, 1999
   Marcus Solomon


  /s/ Peter Lee
4.---------------------    Director, Secretary,
   Peter Lee               Chief Financial Officer and
                           Principal Financial and
                           Accounting Officer.                October 19, 1999


  /s/ David Simcox
5.---------------------    Director.                          October 19, 1999
   David Simcox


  /s/ Ian Currie
6.---------------------    Director.                          October 19, 1999
   Ian Currie

                                  EXHIBIT INDEX

INCORPORATED BY        EXHIBIT
REFERENCE TO:            NO      EXHIBIT

(1)  Exhibit 3.1         3.1     Certificate of Incorporation of the Registrant.

(1)  Exhibit 3.2         3.2     By-laws of the Registrant.

(2)  Exhibit B           3.3     Amendment to Certificate of Incorporation

(5)  Exhibit A           3.4     Amendment to Certificate of Incorporation

(3)  Exhibit 10.5        10.4    Service Agreement dated November 25, 1988,
                                 by and between the Registrant and AWI
                                 Administration Services Pty Limited.

(4)  Exhibit 10.5        10.5    Form of Stock Purchase Agreement among Bayou,
                                 Solmecs and SCNV.

     Exhibit             21 *    List of Subsidiaries as at June 30, 1999.

     Exhibit             99 *    Reports of other Accountants upon whom the
                                 Principal Accountant is relying.

   _     Filed herewith

                                    FINANCIAL STATEMENTS FOR THE YEARS
                                    ENDED JUNE 30, 1998 AND 1999.
                                    Bayou International, Ltd
                                              Audited Consolidated
                                              Financial Statements for
                                              the Company and its
                                              Subsidiaries for the year
                                              ended June 30, 1998 and
                                              audited Financial
                                              Statements for the Company
                                              for the year ended June 30,
                                              1999.

(1)      Registrant's Registration Statement on Form S-1 (File No. 33-14784).

(2)      [Registrant's Definitive Information Statement dated June 5, 1998].

(3) [Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1989.]

(4)      [Registrant's Form 8-K filed on July 21, 1998]

(5)      [Registrant's Definitive Information Statement dated August 11, 1999]