Form 10-Q
period 1999-09-30
BAYOU INTERNATIONAL LTD
filed 1999-12-23
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________
Commission File Number 0-16097

                            BAYOU INTERNATIONAL, LTD.
             (Exact name of Registrant as specified in its charter)

               Delaware                                                              98-0079697
-------------------------------                                                 ------------------
(State or other jurisdiction of                                                 (IRS Employer
incorporation or organisation)                                                  Identification No.)

             210 Kings Way South Melbourne, Victoria, 3205 Australia
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        0ll (613) 9234 - 1100
                                                     --------------------------
Securities registered pursuant to Section 12(b) of the Act :

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

Yes   X                    No
    ---------                ------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes            No
          -----------   ------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of September 30, 1999.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         INTRODUCTION TO INTERIM FINANCIAL STATEMENTS.

         The interim financial statements included here in have been prepared by Bayou International, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999 and September 30, 1998, the results of its operations for the three month periods ended September 30, 1999 and September 30, 1998, and the changes in its cash flows for the three month periods ended September 30, 1999 and September 30, 1998, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The results of the Company's operations for the three months ended September 30, 1998 were effected by the sale, on July 8, 1998 of the Company's sole operating subsidiary, Solmecs Corporation N.V. ("Solmecs"), in exchange for an approximate 24% interest in the acquirer. The results of operations of Solmecs are presented in the consolidated financial statements as discontinued operations. The results for previous periods have been restated accordingly.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                      September 30, 1999 and June 30, 1999
                             and September 30, 1998
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                      A $000's         A $000's          A $000's
                                                                       Sept 30          June 30           Sept 30
                                                                          1999             1999              1998
                                                                    ----------         --------           -------
Current Assets:

Cash                                                                         1                1                 1
                                                                    ----------------------------------------------

Total Current Assets                                                         1                1                 1
                                                                    ----------------------------------------------
Other Assets:

Investments                                                                661              661             4,516
Organisational Costs, net                                                    1                1                 1
                                                                    ----------------------------------------------

Total Other Assets                                                         662              662             4,517
                                                                    ----------------------------------------------


Total Assets                                                               663              663             4,518
                                                                    ==============================================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------

Current Liabilities:

Accounts Payable and Accrued Expenses                                      318             296                221
                                                                    ----------------------------------------------

Total Current Liabilities                                                  318             296                221
                                                                    ----------------------------------------------

Long-Term Debt                                                               -           4,006              3,740
                                                                    ----------------------------------------------

Total Liabilities                                                          318           4,302              3,961
                                                                    ----------------------------------------------

Stockholders' Equity (Deficit):
Common Stock:  $.0001 par value
25,000,000 shares authorised,
6,347,089 issued and outstanding                                             1             9,388            9,388
less Treasury Stock at Cost, 50,000 shares                                 (20)              (20)             (20)
Additional Paid-in-Capital                                              25,055            11,592           11,592
Accumulated other Comprehensive Loss                                    (5,844)           (5,844)          (1,989)
Retained Deficits                                                      (18,847)          (18,755)         (18,414)
                                                                    ----------------------------------------------

Total Stockholders' Deficit                                                345            (3,639)            (557)
                                                                    ----------------------------------------------

Total Liabilities and

Stockholders' Equity                                                       663               663            4,518
                                                                    ==============================================









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
         Three Months Ended September 30 1999, Year Ended June 30, 1999
                    and three months ended September 30, 1998
                                   (Unaudited)


                                                        A$000's                               A$000's
                                                          Three            A$000's              Three
                                                         Months               Year             Months
                                                          Ended              Ended              Ended
                                                        Sept 30            June 30            Sept 30
                                                           1999               1999               1998
                                                      ---------           ---------            -------
Revenues:
Other Income                                                  -                   -                  -
                                                      -------------------------------------------------
                                                              -                   -                  -
                                                      -------------------------------------------------
Costs and Expenses:
Interest Expense                                             58                 321                 77
Legal, Accounting & Professional                              4                  34                 15
Administrative                                               30                 133                 55
                                                      --------------------------------------------------

                                                             92                 488                147

                                                      --------------------------------------------------
Loss from Operations                                        (92)               (488)              (147)

Gain (Loss) on Disposition of Assets                          -                   -                   -
Foreign Currency Exchange Gain (Loss)                         -                   -                   -
                                                      --------------------------------------------------

                                                              -                   -               (147)

                                                      --------------------------------------------------
Income (Loss) before Income Tax                             (92)               (488)              (147)

Provision for Income Tax                                      -                   -                  -
                                                      --------------------------------------------------

Net Income (Loss)                                           (92)               (488)              (147)

                                                      --------------------------------------------------
Earnings Per Common Equivalent Share
From Continuing Operations                                  .00                (.01)               .00
                                                      --------------------------------------------------

Total                                                       .00                (.01)               .00

                                                      ==================================================
Weighted Number of Common
Equivalent Shares Outstanding                            33,410              46,942             46,942

                                                      ==================================================










                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                      September 30, 1999 and June 30, 1999
                             and September 30, 1998
                                   (Unaudited)

                                  Shares       Common      Treasury         Paid in    Retained       Accumulated
                                  ------        Stock      Stock at         Capital    Earnings             Other
                                               Amount          Cost       (Deficit)    --------     Comprehensive
                                               ------      --------       ---------                          Loss
                                                                                                             ----

                                   000's       A$000's       A$000's        A$000's      A$000's         A$000's

Balance June 30, 1997             46,942         9,388             -         11,592      (24,051)           (435)

Net income three months
ending 9-30-97                         -             -             -              -          (29)               -

Foreign Currency Translation           -             -             -              -            -            (262)
                                ----------------------------------------------------------------------------------

Balance September 30, 1997        46,942         9,388             -         11,592      (24,080)           (697)

Net income nine months ending
9-30-98                                -             -             -              -        5,813                -


Foreign Currency Translation           -             -             -              -            -           (1,292)

Acquisition of Treasury Stock
at Cost, 50,000 Shares                 -             -          (20)              -            -                -
                                ----------------------------------------------------------------------------------

Balance June 30, 1998             46,942         9,388          (20)         11,592      (18,267)         (1,989)

Net Income three months
ending 9-30-98                         -             -             -              -         (147)               -
                                ----------------------------------------------------------------------------------

Balance September 30, 1998        46,942         9,388          (20)         11,592      (18,414)         (1,989)

Net income nine months ending
6-30-99                                -             -             -              -         (341)               -
Net unrealised loss on
marketable securities                  -             -             -              -            -          (3,855)
                                ----------------------------------------------------------------------------------
Balance June 30, 1999             46,942         9,388          (20)         11,592      (18,755)         (5,844)

20 for 1 Reverse Stock Split     (44,595)       (9,387)            -          9,387            -                -

Issuance of 4,000,000 shares
in lieu of debt repayment          4,000             -             -          4,076            -                -

Net Income three months
ending 9-30-99                         -             -             -              -           92                -
                                ----------------------------------------------------------------------------------

Balance September 30, 1999         6,347             1          (20)         25,055      (18,847)         (5,844)
                                ----------------------------------------------------------------------------------












                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1999 and 1998
                          and Year Ended June 30, 1999
                                   (Unaudited)



                                                                               A $000's         A $000's          A $000's
                                                                               3 Months             Year          3 Months
                                                                                  Ended            Ended             Ended
                                                                                Sept 30          June 30           Sept 30
                                                                                   1999             1999              1998
                                                                                --------         -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                   (92)            (488)            (147)

Adjustments:
Foreign Currency Translation                                                          -                -                -
Depreciation and Amortisation                                                         -                -                -
(Gain) Loss on Disposition of Assets                                                  -                -                -
Diminution of Value                                                                   -                -                -
Change Net of Effects of Subsidiary
Acquisitions:
Accounts Receivable                                                                   -                -                -
A/P and Accrued Liabilities                                                          22               67                8
                                                                               -------------------------------------------
Net Cash Provided (Used) in Continuing Operations                                   (70)            (421)            (155)
                                                                               -------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
Investment in Treasury Stock                                                          -                -                -
Capital Expenditures, Net                                                             -                -                -
Net Proceeds from Investments                                                         -                -                -
Investment in Subsidiary                                                              -                -                -
                                                                               --------------------------------------------
Net Cash Provided (Used) in Investing Activities                                      -                -                -
                                                                               --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowing under Credit Line Arrangements                                          -                -                -
Net Borrowing from Affiliates                                                        70              421              155
Net Borrowings                                                                        -                -                -
                                                                               --------------------------------------------
Net Cash Provided by Financing Activities                                            70              421              155
                                                                               --------------------------------------------

Net Increase (Decrease) in Cash                                                       -                -                -
Cash at Beginning of Year                                                             1                1                1
                                                                               ---------------------------------------------
Cash at End of Year                                                                   1                1                1
                                                                               =============================================

Supplemental Disclosures:
Common Stock Issued in Lieu of
Debt Repayment  $                                                                 4,076                -                -
Interest Paid (Net Capitalised)                                                      58              321               77
Income Tax Paid $                                                                     -                -                -









              The accompanying notes are an integral part of these
                        consolidated financial statements

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1999, June 30, 1999 and
                               September 30, 1998

(1)  ORGANISATION

Bayou International, Ltd. (Bayou) is incorporated in the State of Delaware. The principal shareholder of Bayou is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Bayou as of September 30, 1999.

Bayou acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bayou sold its interest in Solmecs effective June 5, 1998.

During fiscal 1998, Bayou incorporated a further subsidiary, Bayou Australia Pty Ltd, under the laws of Australia. Bayou Australia Pty Ltd has not traded at September 30, 1998.

(2)  INVESTMENT SECURITIES

The following is a summary of Investment Securities at September 30, 1999, June 30, 1999 and September 30, 1998:


                                                                       A$000's          A$000's           A$000's
                                                                       Sept 30          June 30           Sept 30
                                                                          1999             1999              1998
                                                                          ----             ----              ----


Investment Cost Method                                                   4,516             4,516                -
Trading Securities:
Marketable Equity
Securities, at cost                                                          -                 -                -
Gross Unrealised Gains                                                       -                 -                -
Gross Unrealised Losses                                                 (3,855)           (3,855)               -
                                                                      -------------------------------------------
Marketable Equity Securities,
at fair value                                                              661               661                -
                                                                      ===========================================


The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividends") are applied as a reduction of the cost of the investment.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1999, June 30, 1999 and
                               September 30, 1998

(3)   SHORT TERM AND LONG TERM DEBT

The following is a summary of Bayou's borrowing arrangements as of September 30, 1999, June 30, 1999 and September 30, 1998.



                                                                       A$000's          A$000's           A$000's
                                                                       Sept 30          June 30           Sept 30
Long-Term                                                                 1999             1999              1998
---------                                                                 ----             ----              ----



Loan from corporations affiliated with the President of Bayou.
Interest accrues at the ANZ Banking Group Limited rate + 1% for overdrafts over $100,000. Repayment of loan not required
before June 30, 2000. (1)                                                    -             4,006            3,740
                                                                      --------------------------------------------

Total Long-Term                                                              -             4,006            3,740
                                                                      --------------------------------------------
Short-Term
----------

Overdraft arrangement with
balance accruing interest                                                    -                 -                -
Notes Payable - Affiliates                                                   -                 -                -
                                                                      --------------------------------------------

Total Short-Term                                                             -                 -                -

                                                                      --------------------------------------------
Total                                                                        -             4,006            3,740
                                                                      ============================================




(1) Repaid through the issuance of 4,000,000 post split shares. Balance at the date of the stock issuance was approximately $4,076,000.

                    BAYOU INTERNATIONAL, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      September 30, 1999, June 30, 1999 and
                               September 30, 1998

(4)  AFFILIATE TRANSACTIONS

Bayou advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At September 30, 1999, Bayou had no outstanding advances to or from unconsolidated affiliated companies. $299,000,$275,000 and $197,000 of accounts payable for the years shown is due to an affiliated management company.

(5)  SALE OF SOLMECS

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

SCNV is a Delaware corporation established May 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primary by scientists who immigrated to Israel from and by scientists and institutions in Russia and other countries that formerly comprised the Soviet Union. Simultaneously with the SCNV stock acquisition by the Company, SCNV completed an initial public offering of common stock and warrants which resulted in gross proceeds of approximately US$5,900,000.

The Company has been granted certain demand and "piggyback" registration rights with respect to the SCNV shares. Notwithstanding the foregoing, the Company has agreed not to sell, grant options for sale or assign or transfer any of the SCNV shares, for a period of 24 months from the closing of the ("Lock-up") agreement, provided, however, that under certain circumstances, the Company shall have the right to distribute the SCNV shares pro rata to its stockholders and provide further that the recipients will take such shares subject to the remaining term of the lock-up. The Company does not currently have any plans to distribute the SCNV shares to its stockholders.

(6)   INCOME TAXES

Bayou files its income tax returns on an accrual basis. Bayou has carry forward losses of approximately US$14 million as of June 30, 1999 which expire in the years 1999 through 2012. Due to the uncertainty as to realisation of these losses, a valuation allowance of US$4.7 million has been recorded to off set the tax benefit of the carry forward losses.


(7)  CHANGES IN STOCKHOLDERS' EQUITY

On July 17, 1999 Bayou amended its Articles of Incorporation to reduce the $0.15 par value common stock to $0.0001 par value and authorise the issue of a total of twenty-five million (25,000,000) shares of common stock, no par value per share.

At the same time Bayou adopted a resolution to effect a one for twenty reverse stock split. Each of Bayou's $0.0001 issued and outstanding shares of common stock, par value $0.15 (A$0.20) as of July 17, 1999 were converted and reclassified into one twentieth (1/20) of a share of common stock, $0.0001 par value. This reverse stock split became effective September 1, 1999.

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

In addition Bayou has historically relied on loans and advances from corporations affiliated with the President of Bayou. Based on discussions with these affiliate companies and the President. Bayou believes this source of funding will continue to be available.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         3 months ended September 30, 1998 A$1.00 = U.S. $.5930
         3 months ended September 30, 1999 A$1.00 = U.S. $.6518

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30 1998.

Costs and expenses decreased from A$147,000 in the three months ended September 30, 1998 to A$92,000 in the three months ended September 30, 1999. The increase is a net result of:

a) a decrease in interest expense from A$77,000 for the three months ended September 30, 1998 to A$58,000 for the three months ended September 30, 1999 as a result of the reduction in long term debt of the Company through the issuance of shares in lieu of payment.

b) the decrease in legal accounting and professional expense from A$15,000 for the three months ended September 30, 1998 to A$4,000 for the three months ended September 30, 1999. The amount for the three months ended September 30, 1998 included substantial costs in regard to the disposal of Solmecs Corporation N.V.

c) the decrease in administrative costs including salaries from A$55,000 in the three months ended September 30, 1998 to A$30,000 in the three months ended September 30, 1999 which relate to costs incurred in providing information to shareholders in respect to the sale of Solmecs Corporation N.V.

As a result of the foregoing, the loss from operations decreased from A$147,000 for the three months ended September 30, 1998 to A$92,000 for the three months ended September 30, 1999.

The net loss was A$92,000 for the three months ended September 30, 1999 compared to a net loss of A$147,0000 for the thee months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999 the Company had short-term obligations of A$318,000 comprising accounts payable and accrued expenses.

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

On October 7, 1999 Bayou authorised the issuance effective September 30, 1999 of 4,000,000 shares of its previously unissued stock to a company of which the President of Bayou is a director and shareholder, in lieu of repayment of the debt described in note (6). Balance due at the stock issuance was approximately A$4,076,000.

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

                                   PART II

Item 1.         LEGAL

                Not Applicable

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                The Company did not file any Report on Form 8-K during the three months ended September 30, 1999.

                                   (FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

                                    BAYOU INTERNATIONAL, LTD.
                                    By:                       /s/ JOSEPH I. GUTNICK
                                                              Joseph I. Gutnick
                                                              Chairman of the Board, President and
                                                              Chief Executive Officer
                                                              (Principal Executive Officer)

Dated: December 3, 1999             By:                       /s/ PETER LEE
                                                              Peter Lee
                                                              Peter Lee, Director, Secretary and
                                                              Chief Financial Officer
                                                              (Principal Financial Officer)