Form 10-Q
period 1999-12-31
BAYOU INTERNATIONAL LTD
filed 2000-03-06
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                    FORM 1O-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1999     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------
Commission File Number 0-16097

                                   BAYNET, LTD
                                    FORMERLY
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
Yes   X               No
    -----                -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes                   No
    -----                -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of December 31, 1999.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         INTRODUCTION TO INTERIM FINANCIAL STATEMENTS.

         The interim financial statements included here in have been prepared by Baynet, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

         Effective February 1, 2000 the Company changed its name to Baynet, Ltd.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1999 and December 31, 1998, the results of its operations for the three and six month periods ended December 31, 1999 and December 31, 1998, and the changes in its cash flows for the three and six month periods ended December 31, 1999 and December 31, 1998, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The results of the Company's operations for the six months ended December 31, 1998 were effected by the sale, on July 8, 1998 of the Company's sole operating subsidiary, Solmecs Corporation N.V. ("Solmecs"), in exchange for an approximate 24% interest in the acquirer. The results of operations of Solmecs are presented in the consolidated financial statements as discontinued operations. The results for previous periods have been restated accordingly.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                           BAYNET, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                       December 31, 1999 and June 30, 1999
                              and December 31, 1998
                                   (Unaudited)
                                     ASSETS
                                     ------

                                          A $000's       A $000's        A $000's
                                            Dec 31        June 30         Dec 31
                                             1999          1999            1998
                                          --------       ---------       --------

Current Assets:
Cash                                               1             1             1


Total Current Assets                               1             1             1

Other Assets:
Investments                                      661           661         4,516
Organisational Costs, net                          1             1             1


Total Other Assets                               662           662         4,517


Total Assets                                     663           663         4,518

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses            385           296           228


Total Current Liabilities                        385           296           228


Long-Term Debt                                     7         4,006         3,836


Total Liabilities                                392         4,302         4,064

Stockholders' Equity (Deficit):
Common Stock:  $.0001 par value
25,000,000 shares authorised,
6,347,089 issued and outstanding                   1         9,388         9,388
less Treasury Stock at Cost, 50,000 shares       (20)          (20)          (20)
Additional Paid-in-Capital                    25,055        11,592        11,592
Accumulated other Comprehensive Loss          (5,844)       (5,844)       (1,989)
Retained Deficits                            (18,921)      (18,755)      (18,517)


Total Stockholders' Equity (Deficit)             271         (3,639)         454

Total Liabilities and
Stockholders' Equity                             663           663         4,518









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BAYNET, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Three Months Ended December 31 1999 and 1998
                 and six months ended December 31, 1999 and 1998
                                   (Unaudited)

                                         A$000's    A$000's    A$000's    A$000's
                                           Three      Three        Six        Six
                                          Months     Months     Months     Months
                                           Ended      Ended      Ended      Ended
                                          Dec 31     Dec 31     Dec 31     Dec 31
                                            1999       1998       1999       1998
                                            ----       ----       ----       ----

Revenues:
Other Income:                               --          --          --          --
                                        --------------------------------------------

                                            --          --          --          --
                                        --------------------------------------------
Costs and Expenses:
Interest Expense:                              7          80          65         157
Legal, Accounting & Professional               7           1          11          16
Administrative                                60          22          90          77
                                        --------------------------------------------

                                              74         103         166         250
                                        --------------------------------------------

Loss from Operations:                        (74)       (103)       (166)       (250)

Foreign Currency Exchange Gain (Loss)       --          --          --          --
                                        --------------------------------------------
                                            --          --          --          --

                                        --------------------------------------------

Income (Loss) before Income Tax              (74)       (103)       (166)       (250)
Provision for Income Tax                    --          --          --          --
                                        --------------------------------------------

Net Income (Loss)                            (74)       (103)       (166)       (250)
                                        --------------------------------------------

Earnings Per Common Equivalent Share        (.01)       (.00)       (.01)       (.01)
From Continuing Operations
                                        --------------------------------------------

Total                                       (.01)       (.00)       (.01)       (.01)
                                        --------------------------------------------

                                           6,347      46,942      19,879      46,942
Weighted Number of Common Equivalent
Shares Outstanding
                                        --------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BAYNET, LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                       December 31, 1999 and June 30, 1999
                              and December 31, 1998
                                   (Unaudited)



                                 Shares      Common    Treasury      Paid in                 Accumulated
                                 ------       Stock    Stock at      Capital      Retained       Other
                                             Amount      Cost       (Deficit)     Earnings   Comprehensive
                                             ------      ----       ---------     --------       Loss
                                                                                                 ----
                                 000's       A$000's    A$000's      A$000's                   A$000's
                                                                                  A$000's

Balance June 30, 1997             46,942       9,388        --        11,592     (24,051)       (435)

Net income six months ending        --          --          --          --           427        --
12-31-97

Foreign Currency Translation        --          --          --          --          --        (1,072)
                                 -------------------------------------------------------------------

Balance December 31, 1997         46,942       9,388        --        11,592     (23,624)     (1,507)

Net income six months ending        --          --          --          --         5,357        --
6-30-98

Foreign Currency Translation        --          --          --          --          --          (482)

Acquisition of Treasury Stock
at Cost, 50,000 Shares              --          --           (20)       --          --          --
                                 -------------------------------------------------------------------
                                  46,942       9,388         (20)     11,592     (18,267)     (1,989)
Balance June 30, 1998

Net Income six months ending        --          --          --          --          (250)       --
12-31-98
                                 -------------------------------------------------------------------
                                  46,942       9,388         (20)     11,592     (18,517)     (1,989)
Balance December 31, 1998

Net income six months ending        --          --          --          --          (238)       --
6-30-99
Net unrealised loss on              --          --          --          --          --        (3,855)
marketable securities
                                 -------------------------------------------------------------------
Balance June 30, 1999             46,942       9,388         (20)     11,592     (18,755)     (5,844)

20 for 1 Reverse Stock Split     (44,595)     (9,387)       --         9,387        --          --

Issuance of 4,000,000 shares
in lieu of debt repayment          4,000        --          --         4,076        --          --

Net Income six months ending        --          --          --          --          (166)       --
12-31-99
                                 -------------------------------------------------------------------

Balance December 31, 1999          6,347           1         (20)     25,055     (18,921)     (5,844)
                                 -------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BAYNET, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 1999 and 1998
                          and Year Ended June 30, 1999
                                   (Unaudited)


                                                      A $000's  A $000's   A $000's
                                                     6 Months     Year     6 Months
                                                       Ended     Ended      Ended
                                                       Dec 31    June 30    Dec 31
                                                       1999       1999       1998
                                                       ----       ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                      (166)      (488)      (250)

Adjustments:
Foreign Currency Translation                           --         --         --
Depreciation and Amortisation                          --         --         --
Loss on Disposition of Assets                          --         --         --
Change Net of Effects of Subsidiary
Acquisitions:
Accounts Receivable                                    --         --         --
A/P and Accrued Liabilities                              89         67         (1)

Net Cash Provided (Used) in Continuing Operations       (77)      (421)      (251)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in Treasury Stock                           --         --         --
Investment in Subsidiary                               --         --         --

Net Cash Provided (Used) in Investing Activities       --         --         --

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowing under Credit Line Arrangements           --         --         --
Net Borrowing from Affiliates                            77        421       (251)
Net Borrowings                                         --         --         --

Net Cash Provided by Financing Activities                77        421       (251)


Net Increase (Decrease) in Cash                        --         --         --
Cash at Beginning of Year                                 1          1          1

Cash at End of Year                                       1          1          1

Supplemental Disclosures:
Common Stock Issued in Lieu of
Debt Repayment $                                      4,076       --         --
Interest Paid (Net Capitalised)                           7        321        157
Income Tax Paid $                                      --         --         --



              The accompanying notes are an integral part of these
                        consolidated financial statements

                           BAYNET, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 1999, June 30, 1999 and
                                December 31, 1998


(1)  ORGANISATION
-----------------

Baynet, Ltd. (Baynet) is incorporated in the State of Delaware. The principal shareholder of Baynet is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Baynet as of December 31, 1999.

Baynet acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Baynet sold its interest in Solmecs effective June 5, 1998.

During fiscal 1998, Baynet incorporated a further subsidiary, Bayou Australia Pty Ltd, under the laws of Australia. Bayou Australia Pty Ltd has not traded at December 31, 1999.

On February 1, 2000 Bayou changed its name to Baynet, Ltd. The change in name is based on the direction the Company wishes to proceed in in the future, being an internet based business.


(2)  INVESTMENT SECURITIES
--------------------------

The following is a summary of Investment Securities at December 31, 1999, June 30, 1999 and December 31, 1998:

                                            A$000's     A$000's  A$000's
                                             Dec 31     June 30   Dec 31
                                               1999        1999     1998
                                               ----        ----     ----

Investment Cost Method                         4,516      4,516     --
Trading Securities:
Marketable Equity
Securities, at cost                             --         --       --
Gross Unrealised Gains                          --         --       --
Gross Unrealised Losses                       (3,855)    (3,855)    --

Marketable Equity Securities,
at fair value                                    661        661     --

The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividends") are applied as a reduction of the cost of the investment.

                           BAYNET, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 1999, June 30, 1999 and
                                December 31, 1998


(3)   SHORT TERM AND LONG TERM DEBT
-----------------------------------

The following is a summary of Bayou's borrowing arrangements as of December 31, 1999, June 30, 1999 and December 31, 1998.

                                                      A$000's  A$000's  A$000's
                                                       Dec 31  June 30   Dec 31
Long-Term                                                1999     1999     1998
---------                                                ----     ----     ----

Loan from corporations affiliated with the
President of Baynet. Interest accrues
at the ANZ Banking Group Limited rate
+ 1% for overdrafts over $100,000.
Repayment of loan not required
before June 30, 2000. (1)(2)                                7    4,006    3,294


Total Long-Term                                             7    4,006    3,292

Short-Term

Overdraft arrangement with
balance accruing interest                                --       --       --
Notes Payable - Affiliates                               --       --       --


Total Short-Term                                         --       --       --


Total                                                       7    4,006    3,294


(1) Repaid on October 7, 1999 through the issuance of 4,000,000 post split shares. Balance at the date of the stock issuance was approximately $4,076,000. $7000 represents subsequent borrowings.

(2) Repaid on January 20, 2000 partly through the issuance of 8,000,000 options to purchase shares of the Company. The balance of the loan at the date of the option issuance was approximately $8,000.

                           BAYNET, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 1999, June 30, 1999 and
                                December 31, 1998

(4)  AFFILIATE TRANSACTIONS
---------------------------

Baynet advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At December 31, 1999, Baynet had no outstanding advances to or from unconsolidated affiliated companies. $314,000, $275,000 and $220,000 of accounts payable for the years shown is due to an affiliated management company.


(5)  SALE OF SOLMECS
--------------------

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


(6)   INCOME TAXES
------------------

Baynet files its income tax returns on an accrual basis. Baynet has carry forward losses of approximately US$14 million as of June 30, 1999 which expire in the years 1999 through 2012. Due to the uncertainty as to realisation of these losses, a valuation allowance of US$4.7 million has been recorded to off set the tax benefit of the carry forward losses.


(7)  CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------

On July 17, 1999 Baynet amended its Articles of Incorporation to reduce the $0.15 par value common stock to $0.0001 par value and authorise the issue of a total of twenty-five million (25,000,000) shares of common stock, no par value per share.

At the same time Baynet adopted a resolution to effect a one for twenty reverse stock split. Each of Baynet's $0.0001 issued and outstanding shares of common stock, par value $0.15 (A$0.20) as of July 17, 1999 were converted and reclassified into one twentieth (1/20) of a share of common stock, $0.0001 par value. This reverse stock split became effective September 1, 1999.

On October 7, 1999 Baynet authorised the issuance effective December 31, 1999 of 4,000,000 shares of its previously unissued stock to a company of which the President of Baynet is a director and shareholder, in lieu of repayment of the debt described in note (3). Balance due at the stock issuance was approximately A$4,076,000.

On January 20, 2000 the Board of Directors authorised the issuance of 8,000,000 options to purchase previously unissued shares, to a company of which the President of Baynet is a director and shareholder, partly in lieu of repayment of the debt in note (3). Balance at the date of issuance of options was approximately $8000. Options are exercisable after two years, for a period of three years, at US$1.00 per share.


(8)  GOING CONCERN
------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Baynet and Solmecs as a going concern. However, Baynet has sustained recurring losses. In addition, Baynet has no net working capital, which raises substantial doubts as to its ability to continue as going concerns.

Baynet anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid or other arrangements to be put in place.

In addition Baynet has historically relied on loans and advances from corporations affiliated with the President of Baynet. Based on discussions with these affiliate companies and the President. Baynet believes this source of funding will continue to be available.

Other than the arrangements noted above, Baynet has not confirmed any other arrangements for ongoing funding. As a result Baynet may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW BUSINESS OPPORTUNITY

The Company is investigating internet opportunities in the area of medical research and mining and exploration.

FUND COSTS CONVERSION

The consolidated statements of income and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in Australian dollars unless otherwise stated.

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         6 months ended December 31, 1998 A$1.00 = U.S. $.6115
         6 months ended December 31, 1999 A$1.00 = U.S. $.6531

RESULTS OF OPERATION

SIX MONTHS ENDED DECEMBER 31, 1999 VS. SIX MONTHS ENDED DECEMBER 31 1998.

Costs and expenses decreased from A$250,000 in the six months ended December 31, 1998 to A$166,000 in the six months ended December 31, 1999. The increase is a net result of:

a) a decrease in interest expense from A$157,000 for the six months ended December 31, 1998 to A$65,000 for the six months ended December 31, 1999 as a result of the reduction in long term debt of the Company through the issuance of shares in lieu of payment.

b) the decrease in legal accounting and professional expense from A$16,000 for the six months ended December 31, 1998 to A$11,000 for the six months ended December 31, 1999.

c) the increase in administrative costs including salaries from A$77,000 in the six months ended December 31, 1998 to A$90,000 in the six months ended December 31, 1999.

As a result of the foregoing, the loss from operations decreased from A$250,000 for the six months ended December 31, 1998 to A$166,000 for the six months ended December 31, 1999.

The net loss was A$166,000 for the six months ended December 31, 1999 compared to a net loss of A$250,0000 for the six months ended December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999 the Company had short-term obligations of A$385,000 comprising accounts payable and accrued expenses.

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

On October 7, 1999 Baynet authorised the issuance effective December 31, 1999 of 4,000,000 shares of its previously unissued stock to a company of which the President of Baynet is a director and shareholder, in lieu of repayment of the debt described in note (3). Balance due at the stock issuance was approximately A$4,076,000.

On January 20, 2000 the Board of Directors authorised the issuance of 8,000,000 options to purchase previously unissued shares, to a company of which the President of Baynet is a director and shareholder, partly in lieu of repayment of the debt in note (3). Balance at the date of issuance of options was approximately $8000. Options are exercisable after two years for a period of three years at US$1.00 per share.

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

                                     PART II


Item 1.         LEGAL

                Not Applicable

Item 5.         OTHER INFORMATION

                (i)     Pursuant to an Action by Written Consent dated September
                     27, 1999, stockholders owning at least a majority of the issued and outstanding shares of common stock of the Company adopted the following resolutions:

                     ... a resolution approving the change in the Company's name from Bayou International, Ltd. to "Baynet, Ltd."

                (ii) Pursuant to an Action by Written Consent dated December 3,
                     1999, Stockholders owning at least a majority of the issued and outstanding shares of common stock of the Company adopted the following resolution:

                     "a resolution approving the election of the following directors:

                               o    Joseph Isaac Gutnick
                               o    Marcus Nathan Solomon
                               o    David Stuart Tyrwhitt
                               o    Peter James Lee
                               o    Ian Rene Currie
                               o    David Henry Simcox"

         (iii) On January 20, 2000, the Company issued to Edensor Nominees Pty Ltd ("Edensor"), a company affiliated with Mr. J. I. Gutnick, President of the Company, 8 million options over fully paid shares in the capital of the Company, at an issue price of US$0.01 per option and an exercise price of US$1.00 per option. The options have a term of 5 years with a non-exercise period of 2 years, provided that subject to further board approval Edensor may, either directly or indirectly, exercise options in the case of a further requirement of the Company to raise working capital during the initial two year period.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Reports

                  The Company did not file any Report on Form 8-K during the three months ended December 31, 1999.

                (b)   Exhibits

                  1. Amendment to Certificate of Incorporation.

                                   (FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

                             BAYNET, LTD.

                             By:  /s/ Joseph I. Gutnick
                                 -----------------------------------
                                 Joseph I. Gutnick
                                 Chairman of the Board, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

Dated: February 15, 2000   By:    /s/ Peter Lee
                                 -----------------------------------
                                 Peter Lee
                                 Peter Lee, Director, Secretary and
                                 Chief Financial Officer
                                 (Principal Financial Officer)





14