Form 10-Q
period 2000-03-31
BAYNET LTD
filed 2000-05-11
CIK 814904

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

For the quarterly period ended    March 31, 2000 or
                                  --------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________
Commission File Number 0-16097

                                   BAYNET, LTD
                                    FORMERLY
                            BAYOU INTERNATIONAL, LTD.
             (Exact name of Registrant as specified in its charter)

               Delaware                                           98-0079697
-------------------------------                            -------------------
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
Yes   X                    No
   --------                   --------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of March 31, 2000.

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

         Effective February 1, 2000 the Company changed its name to Baynet, Ltd.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and March 31, 1999, the results of its operations for the three and nine month periods ended March 31, 2000 and March 31, 1999, and the changes in its cash flows for the three and nine month periods ended March 31, 2000 and March 31, 1999, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The results of the Company's operations for the nine months ended March 31, 1999 were effected by the sale, on July 8, 1998 of the Company's sole operating subsidiary, Solmecs Corporation N.V. ("Solmecs"), in exchange for an approximate 24% interest in the acquirer. The results of operations of Solmecs are presented in the consolidated financial statements as discontinued operations. The results for previous periods have been restated accordingly.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

DAVID T
      THOMPSON P.C.                                  CERTIFIED PUBLIC ACCOUNTANT

                          INDEPENDENT AUDITOR"S REPORT

To the Board of Directors and Stockholders of Baynet, Ltd

I have reviewed the accompanying balance sheets of Baynet, Ltd as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the three months and nine months ended March 31, 2000, and 1999. These financial statements are the responsibility of the management of Baynet, Ltd.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be make to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


Salt Lake City, Utah
April 27, 2000                                 /s/ David T. Thompson
                                               ----------------------

                P.O. Box 571605, Murry, Utah 84157 (801) 966 9481

                         BAYNET, LTD. AND SUBSIDIARY
                         Consolidated Balance Sheets
                       March 31, 2000 and June 30, 1999
                              and March 31, 1999
                                 (Unaudited)
                                    ASSETS
                                    ------

                                                                       A $000's         A $000's         A $000's
                                                                        Mar 31           June 30           Mar 31
                                                                          2000              1999             1999
                                                                    ----------         ---------         --------
Current Assets:
Cash                                                                         8                1                 1

                                                                    ---------------------------------------------
Total Current Assets                                                         8                1                 1

Other Assets:                                                       ---------------------------------------------
Investments                                                              4,115              661             4,516
Organisational Costs, net                                                    1                1                 1

                                                                    ---------------------------------------------
Total Other Assets                                                       4,116              662             4,517

                                                                    ---------------------------------------------
Total Assets                                                             4,124              663             4,518

                                                                    =============================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses                                      348              296               253
                                                                    ---------------------------------------------

Total Current Liabilities                                                  348               296              253
                                                                    ---------------------------------------------

Long-Term Debt                                                              10             4,006            3,913
                                                                    ---------------------------------------------
Total Liabilities                                                          358             4,302            4,166
                                                                    ---------------------------------------------
Stockholders' Equity (Deficit):
Common Stock:  $.0001 par value
25,000,000 shares authorised,
6,347,089 issued and outstanding                                             1             9,388            9,388
less Treasury Stock at Cost, 50,000 shares                                 (20)              (20)             (20)
Additional Paid-in-Capital                                              25,175            11,592           11,592
Accumulated other Comprehensive Loss                                    (2,390)           (5,844)          (1,989)
Retained Deficits                                                      (19,000)          (18,755)         (18,619)
                                                                    ---------------------------------------------


Total Stockholders' Equity (Deficit)                                     3,766            (3,639)             352
                                                                    ---------------------------------------------
Total Liabilities and
Stockholders' Equity                                                     4,124               663            4,518
                                                                    =============================================









                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.
                         See Accountants Review Report.

                          BAYNET, LTD. AND SUBSIDIARY
                     Consolidated Statements of Operations
                   Three Months Ended March 31 2000 and 1999
                 and nine months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                        A$000's             A$000's            A$000's         A$000's
                                                          Three               Three               Nine            Nine
                                                         Months              Months             Months          Months
                                                          Ended               Ended              Ended           Ended
                                                         Mar 31              Mar 31             Mar 31          Mar 31
                                                           2000                1999               2000            1999
                                                           ----                ----               ----            ----
Revenues:
Other Income:                                                -                    -                  -               -
                                              ------------------ ------------------- ------------------ ---------------

                                                             -                    -                  -               -
                                              ------------------ ------------------- ------------------ ---------------

Costs and Expenses:
Interest Expense:                                            8                 80                  73              237
Legal, Accounting & Professional                            40                  7                  51               23
Administrative                                              31                 15                 121               92
                                              ------------------ ------------------- ------------------ ---------------

                                                            79                102                 245              352
                                              ------------------ ------------------- ------------------ ---------------

Loss from Operations:                                      (79)              (102)               (245)            (352)

Foreign Currency Exchange Gain (Loss)                        -                    -                  -               -
                                              ------------------ ------------------- ------------------ ---------------
                                                             -                    -                  -               -
                                              ------------------ ------------------- ------------------ ---------------

Income (Loss) before Income Tax                            (79)               (102)              (245)            (352)
Provision for Income Tax                                     -                    -                  -               -
                                              ------------------ ------------------- ------------------ ---------------

Net Income (Loss)                                          (79)               (102)              (245)            (352)
                                              ================== =================== ================== ===============

Earnings Per Common Equivalent Share From                 (.01)               (.00)              (.02)             (.01)
Continuing Operations (cents per share)
                                              ================== =================== ================== ===============

Total (cents per share)                                   (.01)               (.00)              (.02)             (.01)

                                              ================== =================== ================== ===============
                                                         6,347              46,942             15,368            46,942
Weighted Number of Common Equivalent Shares
Outstanding 000's
                                              ================== =================== ================== ===============



















                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.
                         See Accountants Review Report.

                          BAYNET, LTD. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                        March 31, 2000 and June 30, 1999
                               and March 31, 1999
                                  (Unaudited)


                                  Shares        Common      Treasury        Paid in     Retained      Accumulated
                                  ------
                                                  Stock     Stock at        Capital     Earnings            Other
                                                  -----     --------
                                                  Amount        Cost      (Deficit)                 Comprehensive
                                                  ------        ----      ---------
                                                                                                             Loss
                                                                                                            -----


                                   000's      A$000's         A$000's        A$000's     A$000's           A$000's


Balance June 30, 1997             46,942         9,388             -         11,592      (24,051)           (435)

Net income nine months ending          -             -             -              -         (121)               -
03-31-98

Foreign Currency Translation           -             -             -              -            -            (927)
                                ---------------------------------------------------------------------------------

Balance March 31, 1998            46,942         9,388             -         11,592      (24,172)          (1,362)

Net income three months                -             -             -              -        5,905                -
ending 6-30-98

Foreign Currency Translation           -             -             -              -            -            (627)

Acquisition of Treasury Stock
at Cost, 50,000 Shares                 -             -          (20)              -            -                -
                                ---------------------------------------------------------------------------------
                                  46,942         9,388          (20)         11,592      (18,267)          (1,989)
Balance June 30, 1998

Net income nine months ending          -             -             -              -         (352)               -
03-31-99
                                ---------------------------------------------------------------------------------
                                  46,942         9,388          (20)         11,592      (18,619)          (1,989)
Balance March 31, 1999

Net income three months                -             -             -              -         (136)               -
ending 6-30-99

Net unrealised loss on                 -             -             -              -            -           (3,855)
marketable securities
                                ---------------------------------------------------------------------------------
Balance June 30, 1999             46,942         9,388          (20)         11,592      (18,755)          (5,844)
20 for 1 Reverse Stock Split     (44,595)       (9,387)            -          9,387            -                -

Issuance of 4,000,000 shares
in lieu of debt repayment          4,000             -             -          4,076            -                -

Sale of 8,000,000 options to           -             -             -            120            -                -
purchase common stock

Net Income nine months ending          -             -             -              -         (245)               -
03-31-00

Net unrealised gain on                 -             -             -              -            -            3,454
marketable securities
                                ---------------------------------------------------------------------------------

Balance March 31, 2000             6,347             1          (20)         25,175      (19,000)          (2,390)
                                ---------------------------------------------------------------------------------







                     The accompanying notes are an integral
                      part of these consolidated financial
                                  statements.
                         See Accountants Review Report.

                          BAYNET, LTD. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                   Nine Months Ended March 31, 2000 and 1999
                          and Year Ended June 30, 1999
                                  (Unaudited)


                                                                                A $000's        A $000's          A $000's
                                                                                9 Months            Year          9 Months
                                                                                  Ended           Ended             Ended
                                                                                 Mar 31         June 30            Mar 31
                                                                                   2000            1999              1999
                                                                               --------        --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                  (245)            (488)            (352)
Adjustments:
Foreign Currency Translation                                                          -                -                -
Depreciation and Amortisation                                                         -                -                -
Loss on Disposition of Assets                                                         -                -                -
Change Net of Effects of Subsidiary
Acquisitions:
Accounts Receivable                                                                   -                -                -
A/P and Accrued Liabilities                                                          52               67               24
                                                                                -----------------------------------------
Net Cash Provided (Used) in Continuing Operations                                  (193)            (421)             328
                                                                                -----------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
Investment in Treasury Stock                                                          -                -                -
Investment in Subsidiary                                                              -                -                -
                                                                                -----------------------------------------
Net Cash Provided (Used) in Investing Activities                                      -                -                -
                                                                                -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowing under Credit Line Arrangements                                          -                -                -
Net Borrowing from Affiliates                                                        80              421              328
Sale of Options                                                                     120                -                -
                                                                                -----------------------------------------
Net Cash Provided by Financing Activities                                           200              421              328
                                                                                -----------------------------------------

Net Increase (Decrease) in Cash                                                       7                -                -
Cash at Beginning of Year                                                             1                1                1
                                                                                -----------------------------------------
Cash at End of Year                                                                   8                1                1
                                                                                =========================================
Supplemental Disclosures:
Common Stock Issued in Lieu of
Debt Repayment  $                                                                 4,076                -                -
Interest Paid (Net Capitalised)                                                      73              321              215
Income Tax Paid $                                                                     -                -                -









              The accompanying notes are an integral part of these
                       consolidated financial statements
                         See Accountants Review Report.

                          BAYNET, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       March 31, 2000, June 30, 1999 and
                                 March 31, 1999


(1)  ORGANISATION

Baynet, Ltd. (Baynet) is incorporated in the State of Delaware. The principal shareholder of Baynet is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Baynet as of March 31, 2000.

Baynet acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Baynet sold its interest in Solmecs effective June 5, 1998.

During fiscal 1998, Baynet incorporated a further subsidiary, Bayou Australia Pty Ltd, under the laws of Australia. Bayou Australia Pty Ltd has not traded at March 31, 2000.

On February 1, 2000 Bayou changed its name to Baynet, Ltd. The change in name is based on the direction the Company wishes to proceed in the future, being an internet based business.


(2)  INVESTMENT SECURITIES

The following is a summary of Investment Securities at March 31, 2000, June 30, 1999 and March 31, 1999:

                                                                       A$000's          A$000's           A$000's
                                                                        Mar 31          June 30            Mar 31
                                                                          2000             1999              1999
                                                                          ----             ----              ----

Investment Cost Method                                                   4,516             4,516             4,516
Trading Securities:
Marketable Equity
Securities, at cost                                                          -                 -                 -
Gross Unrealised Gains                                                       -                 -                 -
Gross Unrealised Losses                                                   (401)           (3,855)                -
                                                                      --------------------------------------------
Marketable Equity Securities,
at fair value                                                             4,115              661             4,516
                                                                      --------------------------------------------

The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividends") are applied as a reduction of the cost of the investment.

                          BAYNET, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       March 31, 2000, June 30, 1999 and
                                 March 31, 1999


(3)   SHORT TERM AND LONG TERM DEBT

The following is a summary of Bayou's borrowing arrangements as of March 31, 2000, June 30, 1999 and March 31, 1999.

                                                                       A$000's          A$000's             A$000's
                                                                        Mar 31          June 30            Mar 31
Long-Term                                                                 2000             1999              1999
---------                                                                 ----             ----              ----

Loan from corporations affiliated with the
President of Baynet. Interest accrues
at the ANZ Banking Group Limited rate
+ 1% for overdrafts over $100,000.
Repayment of loan not required
before June 30, 2000. (1)(2)                                                10             4,006            3,913
                                                                        -----------------------------------------

Total Long-Term                                                             10             4,006            3,913
                                                                        -----------------------------------------

Short-Term

Overdraft arrangement with
balance accruing interest                                                    -                 -                -
Notes Payable - Affiliates                                                   -                 -                -
                                                                        -----------------------------------------

Total Short-Term                                                             -                 -                -
                                                                        -----------------------------------------

Total                                                                       10             4,006             3,913
                                                                        ==========================================


(1) Repaid on October 7, 1999 through the issuance of 4,000,000 post split shares. Balance at the date of the stock issuance was approximately $4,076,000. $10,000 represents subsequent borrowings.

(2) Repaid on January 20, 2000 partly through the issuance of 8,000,000 options to purchase shares of the Company. The balance of the loan at the date of the option issuance was $7,000.

                           BAYNET, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 2000, June 30, 1999 and
                                 March 31, 1999

(4)  AFFILIATE TRANSACTIONS

Baynet advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At March 31, 2000, Baynet had no outstanding advances to or from unconsolidated affiliated companies. $295,000, $275,000 and $240,000 of accounts payable for the years shown is due to an affiliated management company.


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

On January 20, 2000 the Board of Directors authorised the issuance of 8,000,000 options to purchase previously unissued shares, to a company of which the President of Baynet is a director and shareholder, partly in lieu of repayment of the debt in note (3). Balance at the date of issuance of options was $7,000. Options are exercisable after two years, for a period of three years, at US$1.00 per share.


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

                           BAYNET, LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 2000, June 30, 1999 and
                                 March 31, 1999


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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         9 months ended March 31, 1999 A$1.00 = U.S. $.6312
         9 months ended March 31, 2000 A$1.00 = U.S. $.6071

RESULTS OF OPERATION

NINE MONTHS ENDED MARCH 31, 2000 VS. NINE MONTHS ENDED MARCH 31 1999.

Costs and expenses decreased from A$352,000 in the nine months ended March 31, 1999 to A$245,000 in the nine months ended March 31, 2000. The increase is a net result of:

a) a decrease in interest expense from A$237,000 for the nine months ended March 31, 1999 to A$73,000 for the nine months ended March 31, 2000 as a result of the reduction in long term debt of the Company through the issuance of shares in lieu of payment.

b) the increase in legal accounting and professional expense from A$23,000 for the nine months ended March 31, 1999 to A$51,000 for the nine months ended March 31, 2000.

c) the increase in administrative costs including salaries from A$92,000 in the nine months ended March 31, 1999 to A$121,000 in the nine months ended March 31, 2000.

As a result of the foregoing, the loss from operations decreased from A$352,000 for the nine months ended March 31, 1999 to A$245,000 for the nine months ended March 31, 2000.

The net loss was A$245,000 for the nine months ended March 31, 2000 compared to a net loss of A$352,0000 for the nine months ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000 the Company had short-term obligations of A$348,000 comprising accounts payable and accrued expenses.

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

On January 20, 2000 the Board of Directors authorised the issuance of 8,000,000 options to purchase previously unissued shares, to a company of which the President of Baynet is a director and shareholder, partly in lieu of repayment of the debt in note (3). Balance at the date of issuance of options was $7,000. Options are exercisable after two years for a period of three years at US$1.00 per share.

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

                                     PART II


Item 1.         LEGAL

                Not Applicable

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Reports

                     The Company did not file any Report on Form 8-K during the three months ended March 31, 2000.

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

                                    BAYNET, LTD.

                                    By: /s/ Joseph I. Gutnick
                                            ------------------------------------

                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Dated: April 27, 2000               By: /s/ Peter Lee
                                            ------------------------------------

                                            Peter Lee
                                            Peter Lee, Director, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)