Form 10-K
period 2000-06-30
BAYNET LTD
filed 2000-09-29
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 (Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2000   or
                          ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ----------------
Commission File Number  0-16097
                       ---------

                                  BAYNET, LTD.
                       (FORMERLY BAYOU INTERNATIONAL, LTD)
             (Exact name of Registrant as specified in its charter)

             Delaware                                  98-0079697
             --------                                  ----------
   (State or other jurisdiction of                  (IRS Employer
   incorporation or organisation)                   Identification No.)

            210 Kings Way, South Melbourne, Victoria, 3205, Australia
            ---------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code  011 (613) 9234 1100
                                                    -------------------

Securities registered pursuant to Section 12 (b) of the Act:
           Title of each class                   Name of each exchange
                                                  on which registered
                   N/A                                    N/A
                   ---                                    ---

Securities registered pursuant to Section 12(g) of the Act:
                    Common stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was A$9,492,604 (US$5,172,520) as at September 26, 2000.

There were 6,347,090 outstanding shares of Common Stock as of June 30, 2000.

TABLE OF CONTENTS                                                       PAGE

PART I
Item 1        Business                                                       3
Item 2        Properties                                                     10
Item 3        Legal Proceedings                                              10
Item 4        Submission of Matters to a Vote of Security Holders            10

PART II
Item 5        Market for the Registrant's Common Equity and                  11
              Related Stockholder Matters
Item 6        Selected Financial Data                                        12
Item 7        Management's Discussion and Analysis of                        14
              Financial Condition and Results of Operations
Item 7A       Not applicable                                                 17
Item 8        Not applicable                                                 17
Item 9        Not applicable                                                 17

PART III
Item 10       Directors and Executive Officers of the Registrant             18
Item 11       Executive Compensation                                         19
Item 12       Security Ownership of Certain Beneficial Owners                20
              and Management
Item 13       Certain Relationships and Related Transactions                 21

PART IV
Item 14       Exhibits, Financial Statement Schedules, and Reports           23
              on Form 8-K

              Signatures                                                     24

              Exhibit Index                                                  26

                                     PART I


ITEM 1   BUSINESS

GENERAL

Baynet, Ltd., a Delaware corporation (the "Company") is currently primarily a holding company whose major asset is its 24% holding in the stock of SCNV Acquisition Corp ("SCNV"), a Delaware corporation engaged in the research and development of high efficiency, low pollution or pollution-free products and technologies in the energy conversion and conservation fields.

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

The Company has two wholly owned subsidiaries, Baynet International Pty Ltd and Baynex.com.Pty Ltd, both of which are incorporated in Australia, and are involved in the internet and information technology industry.

The Company is continuing to investigate new business opportunities which may be in the area of mining and exploration and/or its existing business activities.

In connection with Baynet's future business activities, it is the policy of Baynet's Board of Directors that Baynet will not engage in any activities the scope and nature of which would subject Baynet to registration and reporting requirements of the Investment Company Act of 1940.

Unless otherwise indicated, all amounts in this Report are presented in Australian Dollars ("A$"). For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 1999 have been translated into United States Dollars ("US$) using the rate of exchange at June 30, 2000 of A$1.00=US$0.6016

The executive offices of the Company are located at 210 Kings Way, South Melbourne Victoria, 3205, Australia and the telephone number is +613 9234 1100 (facsimile +613 9234 1110).

The term "Company" as defined above and as used in this Report refers to Bay Resources, Ltd. and its predecessor corporation, Bayou Oil and Gas, Inc ("Bayou Oil") (described below), after giving effect to the reincorporation in the State of Delaware (also described below).

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

On February 13, 1998, the Company incorporated a 100% owned subsidiary, Bayou Australia Pty Ltd, a corporation incorporated under the laws of Australia.

On June 29, 1999 the Company undertook a reverse stock split on a 1:20 basis and amended its Articles of Incorporation to amend the par value of its shares from US$0.15 cents to US$0.0001 cents per share.

On September 27, 1999 the Company changed its name from Bayou International, Ltd to Baynet, Ltd.

On July 13, 2000 the Company changed the name of its subsidiary, Bayou Australia Pty Ltd to Baynex.com.Pty Ltd.

On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Baynet International Pty Ltd, a corporation incorporated under the laws of Australia.

RECENT DEVELOPMENTS

(i) New Business Opportunities

(a) St Andrew Goldfields Ltd

On September 27, 2000 the Company announced that it had signed a term sheet with St Andrew Goldfields Ltd ("St Andrew") and Edensor Nominees Pty Ltd ("Edensor") providing for a share exchange between the Company and St Andrew and certain private placement arrangements that would, upon completion, result in the Company owning approximately 36% of St Andrew.

St Andrew is listed on the Toronto Stock Exchange (TSE:T.SAS). St Andrew has four gold systems, three mine sites with underground workings, approximately 50 square miles of land, and a 1300 tonne per day mill. The properties primarily lie 23 to 50km east of Timmins, approximately 700km north of Toronto, along the Porcupine Destor Fault Zone. Historically, gold mines in the Timmins area occur along this fault zone and ten mines have already produced 1 to 20 million ounces of gold with development from surface to over 5000 ft deep.

St Andrew advised in its announcement of its second quarter results that it was focussing its efforts on its Taylor project and Stock mine and would terminate the open pit mining operations at Hislop in December 2000.

The Taylor project is 8 miles from the existing Stock mine and mill and gold mineralisation has been identified over 1.5 miles from the shaft westwards to the

Shoot zone. The high grade West Porphry zone lies in the middle and remains open at depth. Current gold resources on the Taylor property are 1.03 million ounces of gold using grades only above 0.075 ounces. The current resources are sufficient for at least a 12 year mine life with production of 50,000 to 70,000 ounces per year. One will be trucked to the Stock mill for processing.

St Andrew currently operates the Stock mine which re-opened in the second quarter of 2000. It produced 4,635 ounces of gold and an average head grade of
6.6 g/t and a recovery rate of 96.2%. Cash operating costs for the quarter were US$234 per ounce. Recent positive diamond drill results indicate reserves continue at depth and along strike.

The term sheet contemplates that the Company would exchange 1 million common shares of the Company for 16 million shares of St Andrew (the "exchange shares"). The deemed value of the common shares of St Andrew for the purpose of the share exchange will be C$0.25 per share for a total consideration of C$4 million. As part of the share exchange, St Andrew will also issue to the Company, 16 million common share purchase warrants for a 36 month period from closing at a subscription price of C$0.25 per common share.

As part of the St Andrew financing, St Andrew will undertake on a best efforts basis a private placement of up to 16 million common shares at a subscription price of C$0.25 per share for a total consideration of C$4 million. As part of the private placement, Edensor or its nominee will subscribe for a minimum of C$1 million. In addition, subscribers for the common shares in the private placement will be entitled to a share purchase warrant to acquire one common share of St Andrew at price of C$0.25 per share for a period of 36 months for a total consideration of C$4 million.

St Andrew will also undertake on a best efforts basis a private placement to replace the existing secured financing arrangements and to provide additional working capital with a first secured convertible debenture of up to C$4 million which will be convertible into a unit at a price of C$0.25 each unit consisting of one common share and a half share purchase warrant. Each whole warrant is exercisable into one common share at C$0.25 per share for 36 months.

In connection with the share exchange, the Company will enter into a put/call arrangement with respect to the Company's shares that have been exchanged for St Andrew's shares. The exchange shares will be held in escrow and released pro rata to the Company's shares being sold under the put/call to the Company or otherwise realised by St Andrews. Edensor will guarantee the Company's obligation under the put provisions.

Accordingly, potential proceeds to St Andrew from these financings total C$22 million including C$8 million from the private placements, C$4 million from the share exchange and C$10 million upon the exercise of warrants. These funds will be used to improve St Andrew's working capital, replace the existing secured debt facilities and finance the first phase underground exploration and development program at Taylor. It is anticipated the balance of the capital cost to bring Taylor into production will be funded by project financing.

In connection with the foregoing, the Company would be entitled to appoint 3 directors to the Board of Directors of St Andrew at closing. Mr. Joseph Gutnick would be appointed as Executive chairman of St Andrew.

The share exchange transaction is subject to a number of conditions including the signing of definitive agreements, completion of due diligence and regulatory approval. The share exchange transaction is anticipated to close on or about November 15, 2000. The private placement transactions are subject to due diligence to each other closing and regulatory approval and are anticipated to close prior to the share exchange transaction.

(b) Primus Telecom - B2B Portal Opportunity

On May 23, 2000 the Company in conjunction with Primus Telecom, one of the largest data, internet and telecommunications companies in Australia announced they plan to jointly develop, establish and operate a global electronic trading community ("Portal"), set to revolutionise activity within the international mining industry.

The Portal will be an aggregation of buyers and sellers, promoting efficiencies between parties, enabling them to attain cost savings, improved revenue growth and a sense of community. The neutral Portal will specifically cater for companies operating in the global minerals exploration, extraction and processing industry. Currently, this segment of the industry is valued at US$890 billion, of which US$466 billion is the value of production and US$424 billion is the value of annual expenditure.

Baynet will derive its revenue through the provision of a range of functions including but not limited to:

-  infomediary and community;
-  online tendering;
-  auctioning;
-  online catalogue and transaction system;
-  employment;
-  data mining; and
-  application service provider aspects

During the past several months, Baynet has worked closely with Primus and AWI Administration Services Pty Ltd ("AWI"), to formulate the concept, model and strategy for the Business-to-Business community.

The venture will leverage the core strengths of AWI in the mining sphere and Primus in the eCommerce and telecommunications sphere. Baynet will further benefit from the relationship between Primus and Open Markets Inc, a leading supplier of enabling software, who will provide the core system architecture to the mining portal.

Baynet, has had initial discussions with a number of mining industry participants, who have expressed their desire to be involved in the initiative. It has already begun implementing its plans, with a pilot site set to be launched in calendar 2000, of which there can be no assurance.

(ii) Change of Name

On 20 September, 2000 the Company mailed an Information Statement to shareholders related to the change of the Company name to Bay Resources Ltd. The change of name becomes effective 21 days after the date of mailing.

The Company has been continuing to investigate new business activities over the past twelve months and is pursuing an opportunity in the internet area with Primus Telecommunications Group. This opportunity is in the area of a B2B e-commerce as it relates to the mining and exploration industry. The Company is also investigating other opportunities in the area of mining and exploration. Accordingly, the Directors have become concerned that the name Baynet, Ltd. places too much emphasis on the Company's activities to decidedly towards the internet industry and therefore may restrict other opportunities in the mining and exploration area. Therefore, the Directors believe a change of name to "Bay Resources Ltd." more appropriate for the industry in which they wish to focus the Company's activities. The change of name will have no effect on the Company. Shareholders holding 84.1% of the issued and outstanding shares of the Company have indicated they will vote in favour of the change of name.

SCNV  ACQUISITION CORPORATION ("SCNV")

SCNV is a Delaware corporation established in May, 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have immigrated to Israel from and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. In furtherance of this goal, SCNV has acquired Solmecs.

THE AGREEMENT WITH SCNV

The Stock Purchase Agreement dated June 5, 1998 between the Company, SCNV and Solmecs required the Company to deliver to SCNV all of the issued share capital in its wholly owned subsidiary Solmecs, in return for 499,701 shares in SCNV.

The consideration shares in SCNV represent 24% of SCNV's issued share capital as at July 8, 1998. Simultaneously with the closing of the Solmecs Acquisition, SCNV completed an initial public offering of common stock and warrants which resulted in gross proceeds of approximately US$5,900,000. In connection with the Solmecs Acquisition, Baynet converted all inter-company indebtedness from Solmecs to Baynet (which aggregated approximately US$5,000,000) to a capital contribution to Solmecs.

Baynet has been granted certain demand and "piggyback" registration rights with respect to the SCNV Shares. Notwithstanding the foregoing, Baynet has agreed not to sell, grant options for sale of, assign or transfer any of the SCNV Shares, for a period of 24 months from the closing of the Agreement which expired in June 2000. Baynet has requested SCNV to take the necessary steps to register Baynet's shareholding in SCNV.

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

SOLMECS CORPORATION N.V. ("SOLMECS)

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

The following is an extract from SCNV's Form 10.Q Report for the quarter ended March 31, 2000:

General

SCNV was organized in May 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. Since its inception, SCNV has been engaged principally in organizational activities, including developing a business plan, matters directly related to the Public Offering and the acquisition of Solmecs and the acquisition of identified technologies or manufacturing facilities for certain technologies for further development, production and commercialization.

SCNV is actively engaged in the commercial development of two technologies previously identified by Solmecs, namely (i) advanced bi-facial photovoltaic panels and (ii) monocrystals of silicon. In November 1998, Solmecs acquired materials, equipment and engineering services in order to establish a manufacturing facility in Israel for both one-sided and advanced bi-facial photovoltaic panels. SCNV anticipates that a commercial production facility will be completed by the end of 2000. SCNV, however, will require additional funds, not currently available to SCNV, to operate the production facility and acquire raw materials for the production of commercial quantities. If the SCNV is able to obtain such additional funds, on a timely basis, it anticipates commercial production of photovoltaic panels during the 2000 fiscal year. During the 1999 fiscal year, SCNV received limited purchase orders for photovoltaic panels, which were filled by SCNV through its distribution arrangement with a Russian manufacturer.

Also in November 1998, Solmecs acquired equipment to be used in three production facilities currently being set up for growing silicon monocrystals. Two of the facilities are in operational conditions and are dedicated to tests production of standard size silicon monocrystals with the qualities necessary for use in both sophisticated electronics and photovoltaics. The third facility will be modified for experimental production of silicon monocrystals utilizing LMMHD technology. SCNV did not produce any commercial silicon monocrystals during the 1999 fiscal year. SCNV, however, will require additional funds, not currently available to SCNV, to operate the production facilities and acquire the raw materials necessary to produce commercial quantities. If SCNV is able to obtain additional funds, on a timely basis, it anticipates commercial production of standard size silicon monocrystals by mid-2000. Development of LMMHD enhanced silicon monocrystals, however, is still in the preliminary testing stage and SCNV does not anticipate that this technology will be ready for production of prototypes for at least one year, and for production of commercial monocrystals for at least two years. Further development of this technology will also require additional funds not currently available to SCNV.

In February 1999, SCNV acquired world-wide rights (except for Israel) to develop, produce, market and distribute advanced electronic pocket dictionaries manufactured by an Israeli company. During fiscal 1999, SCNV had limited sales of the Hebrew/English and Russian/English dictionaries in the United States. SCNV is now focusing on the development of a Spanish/English dictionary which is expected to be ready for commercial production in early 2000. SCNV is negotiating promotional and marketing arrangements with two marketing and distribution companies for promotion and distribution of the dictionaries.

In May 1999, SCNV acquired a 90.4% interest in Elecmatec, which employs "micro-gravity" conditions to the production of alloys for use in production of metal based products such as engine bearings for the automotive industry. Elecmatec has completed the development and preliminary testing of its manufacturing process. A third party has commenced construction of a facility in Kiryat Gat, Israel, which it will lease to Elecmatec for the production of metal alloys. Construction of such facility is dependent upon Elecmatec meeting its obligation to provide certain financing which, in turn, is dependent on SCNV providing certain financing to Elecmatec. If such financing is obtained on a timely basis, it is anticipated that the production facility will be completed and operational for production of commercial quantities of alloy by the end of 2000.

Completion of the research, development and commercialization of SCNV's technologies or any potential application of such technologies will require significant additional effort, resources and time, including funding substantially greater than the proceeds otherwise currently available to SCNV. Such research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of the funds allocated to complete such development, which could result in delay of research or development or substantial change or abandonment of research and development activities.

To date, SCNV has not generated significant revenues from its marketable products. SCNV does not expect to generate any meaningful revenues until such time, if ever, as it successfully produces, markets and distributes its commercial products on a broad scale or until it successfully commercializes or sells proprietary rights relating to one or more of Solmecs' technologies currently in development.

SCNV has incurred substantial operating losses and at March 31, 2000, has an accumulated deficit of approximately $7,415,000. SCNV anticipates that it will continue to incur losses for some time. SCNV is continuing its efforts in research and development which will require substantial additional expenditures. As such, SCNV is dependent upon its ability to raise resources to finance operations. This fact raises substantial doubt that SCNV's ability to continue as a going concern.

SCNV will attempt to finance its operations and capital expenditures by receiving additional credit lines and bank loans. SCNV is also negotiating with potential investors/partners who would provide bridge financing until SCNV will begin to produce and sell its products. However, no arrangements for such credit lines, bank lines or financings were entered into as of May 22, 2000 and no assurances can be given that any such arrangements will be entered into. If no such arrangements are made, SCNV will likely be required to suspend operations.

A loan in the amount of $500,000 has been received from a third party on March 26, 2000, repayable in March 2001. The loan bears an interest rate of 6% per year. This loan was received in connection with a proposed equity financing of subsidiaries of SCNV by the lender. The lender has informed SCNV and the subsidiaire that it will not proceed with such equity financing. SCNV and the lender are negotiating a possible additional loan. No assurances can be given that such additional loan will be made.

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

Not applicable.

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated ( in US$):

CALENDAR PERIOD                  HIGH BID (1)                     LOW BID (1)
---------------                  ---------                        --------

1998
First Quarter                       0.125                           0.125
Second Quarter                      0.156                           0.125
Third Quarter                       0.375                           0.375
Fourth Quarter                      0.125                           0.063

1999
First Quarter                       0.125                           0.063
Second Quarter                      0.125                           0.063
Third Quarter                       1.250                           0.220
Fourth Quarter                      1.000                           1.000

2000
First Quarter                         -                               -
Second Quarter                      4.000                           1.010

(1) The quotations set out herein reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

SHAREHOLDERS

As of August 23, 2000 the Company had approximately 282 shareholders of record.

DIVIDEND POLICY

It is the present policy of the Board of Directors to retain earnings for use in the Company's business. The Company has not declared any cash dividends to the holders of its Common Stock and does not intend to declare such dividends in the foreseeable future

TRANSFER AGENT

The United States Transfer Agent and Registrar of the Company is The Bank of New York.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company presented below for each of the years in the five-year period ended 30 June, 2000, and the balance sheet data at June 30, 1996, 1997, 1998, 1999 and 2000 have been derived from the consolidated financial statements of the Company, which financial statements have been examined by David T. Thomson PC, independent accountants, in respect of the years June 30, 1996, 1997, 1998, 1999 and 2000. The selected financial data should be read in conjunction with the consolidated financial statements of the Company for each of the years in the three-year period ended June 30, 2000, and Notes thereto, which are included elsewhere in this Annual Report and with "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations".

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                               Year ended June 30


                                                                                                         CONV.
                                                                                                       TRANSL.
                                    1996          1997          1998          1999          2000          2000
                                      A$            A$            A$            A$            A$           US$

Revenues                               -             -             -             -             -             -
                                 -----------------------------------------------------------------------------


Costs and expenses                  (244)         (380)         (544)         (488)         (393)         (236)
                                 -----------------------------------------------------------------------------

Loss from operations                (244)         (380)         (544)         (488)         (393)         (236)

Other income (loss)                 (550)          344         7,280             -             -             -
                                 -----------------------------------------------------------------------------

Profit (loss) before income
taxes                               (794)          (36)        6,736          (488)         (393)         (236)

Provision for income taxes             -             -             -             -             -             -
                                 -----------------------------------------------------------------------------

Net profit (loss) from              (794)          (36)        6,736          (488)         (393)         (236)
Continuing Operations

Net loss from                     (1,216)       (1,224)         (952)            -             -             -
Discontinued Operations
                                 -----------------------------------------------------------------------------

Net profit (loss)                 (2,010)       (1,260)        5,784          (488)         (393)         (236)
                                 -----------------------------------------------------------------------------


                                     A$          A$         A$           A$          A$        US$

Net profit (loss) per share

On continuing operations          (0.01)         -        2.87        (0.21)      (0.07)      (0.04)

On discontinued                   (0.03)      (0.03)      (0.41)         -           -           -
operations                      ------------------------------------------------------------------

                                  (0.04)      (0.03)      2.46        (0.21)      (0.07)      (0.04)
                                ------------------------------------------------------------------


                                   NUMBER          NUMBER          NUMBER           NUMBER          NUMBER          NUMBER

Weighted average number
of shares outstanding              46,942          46,942           2,347            2,347           5,680           5,680
                                   ---------------------------------------------------------------------------------------


                                       A$              A$              A$               A$              A$             US$
Total assets                          717               1           4,518              663              51              31
Total liabilities                   2,344           3,507           3,814            4,302             499             300
                                    --------------------------------------------------------------------------------------
Stockholders' equity
(deficiency)                       (1,627)         (3,506)            704           (3,639)           (448)           (269)
                                   ---------------------------------------------------------------------------------------

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

                       YEAR ENDED
                          JUNE 30
                            1996       A$1.00 = US$0.787
                            1997       A$1.00 = US$0.746
                            1998       A$1.00 = US$0.620
                            1999       A$1.00 = US$0.661
                            2000       A$1.00 = US$0.6016

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2000 VERSUS YEAR ENDED JUNE 30, 1999

Total costs and expenses have decreased from A$488,000 for the year ended June 30, 1999 to A$393,000 (US$236,000) for the year ended June 30, 2000. The decrease was a net result of:

i) A decrease in interest expense from A$321,000 to A$80,000 (US$48,000) as a result of the conversion of the debt owing to Chevas Pty Ltd, a company associated with Mr. J.I. Gutnick, President of Baynet, Ltd, into equity in the Company.

ii) An increase in legal, accounting and professional costs from A$34,000 to A$69,000 (US$41,000) as a result of work undertaken in regard to the Company's proposed new B2B internet activities.

iii) An increase in administrative costs from A$133,000 to A$244,000 (US$147,000) as a result of the work undertaken in regard to the proposed new business activity of the Company in the area of B2B internet.

Accordingly, the loss from operations decreased from A$488,000 for the year ended June 30, 1998 to A$393,000 (US$236,000) for the year ended June 30, 2000.

The Company was not required to provide for income tax during the years ended June 30, 2000 or 1999.

The net loss amounted to A$393,000 (US$236,000) for the year ended June 30, 2000 compared to a net loss of A$488,000 for the year ended June 30, 1999. The net loss per common equivalent share was A$0.07 (US$0.04) compared with a net loss with a common equivalent share of A$0.21 in the prior year.

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

Total costs and expenses decreased from A$544,000 for the year ended June 30, 1998 to A$488,000 for the year ended June 30, 1999. The decrease was a net result of

i) an increase in interest expense from A$290,000 to A$321,000 resulting from increased borrowings by the Company;

ii) a decrease in legal, accounting and professional costs from A$145,000 to A$34,000 as a result of the completion of Solmecs reorganisation at the beginning of the financial year.

iii) an increase in general administration expenses from A$109,000 to A$133,000 which include an increase in Directors fees paid and costs involved in the preparation and mailing of information to shareholders on certain corporate actions of the Company.

Accordingly, the loss from operations decreased from A$544,000 for the year ended June 30, 1998 to A$488,000 for the year ended June 30, 1999.

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

As a result of the foregoing, the Company recorded a net loss from continuing operations before income tax of A$488,000 compared to a net profit of A$6,736,000 in the year ended June 30, 1998.

The Company was not required to provide for income tax during the years ended June 30, 1999 or 1998.

The net loss from discontinued operations being the loss attributable to the operations of Solmecs decreased from A$952,000 for the year ended June 30, 1998 to A$nil for the year ended June 30, 1999.

The net loss for the year amounted to A$488,000 compared to a net profit of A$5,784,000 in the previous year. The net loss per common equivalent share was A$0.21 compared with a net profit per common equivalent share of A$2.46 in the prior year. The number of common equivalent shares outstanding was unchanged.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000 the Company had the short-term obligations of A$285,000 (US$171,000) consisting of accounts payable and accrued expenses.

The Company also had long-term obligations of A$214,000 (US$129,000) at June 30, 2000 which were amounts owed to Chevas Pty Ltd of which Mr. J.I. Gutnick, President of Baynet, is a Director. On October 7, 1999 the Directors of the Company resolved to issue 4,000,000 shares in the Company to Edensor, a company of which Mr. J. I. Gutnick, President of Baynet, is a Director and Shareholder, in lieu of repayment of a debt of A$4,075,529 to Chevas Pty Ltd, a company of which Mr. J. I. Gutnick is also a Director.

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

ITEM 8.  SEE ITEM 14

ITEM 9.  NOT APPLICABLE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company during the year ended June 30, 2000.


NAME                      AGE        POSITION(S) HELD

Joseph I. Gutnick         48         Chairman of the Board
                                     President, Chief Executive Officer and
                                     Director.

David Tyrwhitt            62         Director.

Peter Lee                 43         Director, Secretary, Chief Financial
                                     Officer and Chief Accounting Officer.

Marcus Solomon            37         Director

Ian Currie                40         Director

JOSEPH GUTNICK
Mr Gutnick has been the Chairman of the Board, President and Chief Executive Officer of the Company since March, 1988. Mr Gutnick has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980, including Centaur Mining and Exploration Limited ("Centaur"), (whose American Depositary Receipts are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), and Johnson's Well Mining N.L. ("Johnson's Well") (whose ordinary shares, together with Centaur's, are publicly traded in the U.S. in the over-the-counter market). Mr. Gutnick is Executive Chairman of Tahera Corporation, a company that is listed on Toronto Stock Exchange. Mr. Gutnick was appointed a Director of the World Gold Council in November 1999. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management.

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

PETER LEE
Mr Lee has been Chief Financial Officer and Chief Accounting Officer since August, 1989 and was appointed a Director of the Company in February, 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of the Chartered Secretaries Australia Ltd., and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 20 years commercial experience and is currently General Manager Corporate and Company Secretary of several listed public companies in Australia , including Centaur Mining and Exploration Limited ("Centaur"), (whose American Depositary Receipts are publicly traded in the United States on NASDAQ pursuant to a sponsored ADR program), and Johnson's Well Mining N.L. ("Johnson's Well") (whose ordinary shares, together with Centaur's, are publicly traded in the U.S. in the over-the-counter market).

MARCUS SOLOMON
Mr Solomon is a partner of the legal firm Gadens Lawyers in Perth, Western Australia where he was appointed partner in 1994 and currently heads the National Gadens Lawyers Native Title Group. He holds a Bachelor of Laws with First Class Honors from the University of Western Australia which includes an Honor dissertation on fiduciary obligations in Mining Joint Ventures. Mr. Solomon has extensive experience in resources law, property matters, general commercial litigation and in particular, is recognized nationally as a leader in Native Title law particularly as it affects resource projects.

IAN CURRIE
Mr Currie's experience includes over 19 years in the Finance and Administration field, including seven years in the Australian mining industry. He has worked with KPMG as a tax adviser to the mining industry and subsequently, as a Finance Manager with Newcrest Mining Limited from 1993 through 1995. Mr. Currie is a Chartered Accountant and a Member of the Institute of Chartered Accountants in Australia, a Fellow of the Taxation Institute of Australia and a Member of the Institute of Company Directors in Australia. He is a past Tax Committee member of the Minerals Council of Australia and a current Tax Committee member of the Association of Mining and Exploration Companies Inc. As Chief Financial Officer of Centaur since 1995, Mr. Currie has had responsibility for overseeing the development of each companies Finance Department including the fields of accounting, treasury, corporate and project debt finance, high yield capital raising, taxation, investor, ratings agency and banking relations and corporate administrative and compliance matters.

ITEM 11. EXECUTIVE COMPENSATION.

No officer individually and no group of officers and Directors received any compensation for their services on behalf of, or rendered to, the Company for the fiscal year ended June 30, 2000, other than as noted below.

In accordance with the Service Agreement, the Company paid AWI Admin A$205,029 for the fiscal year ended June 30, 2000, for services rendered and facilities provided by AWI Admin to the Company, including the services of the Company's Chief Executive Officer and Chief Financial Officer.

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

COMPENSATION PURSUANT TO PLANS.

The Company does not directly employ any employees nor does it have any pension or profit sharing plans and no contributions were made to any employee benefit or health plan during the year ended June 30, 2000.

COMPENSATION TO DIRECTORS

It is the policy of the Company to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of directors meetings.

In the year ended June 30, 2000 the Directors were paid A$76,283 for services as a Director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets out, to the best of the Company's knowledge, the numbers of shares in the Company beneficially owned as at June 30, 2000 by:

(i)    each of the present Executive Officers and Directors of the Company,

(ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of the Common Stock, and

(iii)  all present Directors and officers of the Company as a group.

NAME                              NUMBER OF SHARES OWNED         PERCENTAGE OF
                                                                 SHARES (1)

Edensor Nominees
Pty Ltd                             5,002,310                    78.8%

Joseph I Gutnick                    5,053,960     (2)(3)         79.6%
                                               (4)(6)(7)

Stera M. Gutnick                    5,028,310     (4)(7)         79.2%

David Tyrwhitt                              -        (2)             -

Peter Lee                                   -        (2)             -

Marcus Solomon                              -        (5)             -

Ian Currie                                  -        (2)             -
                                  -------------------------------------

All officers and Directors
As a group                          5,053,960                     79.6%
                                  -------------------------------------

NOTES RELATING TO ITEM 12:

(1)    Based on 6,347,089 shares outstanding

(2)    Does not include:

       (i) 47,082 shares of Common Stock beneficially owned by Autogen, or
       (ii) 253,800 shares of Common Stock beneficially owned by Centaur, or
       (iii) 8,949 shares of Common Stock beneficially owned Gutnick Resources NL, or
       (iv) 27,079 shares of Common Stock beneficially owned by Australian Gold Resources Limited, or
       (v) 1,918 shares of Common Stock beneficially owned by Quantum Resources Limited, or
       (vi)   229,489 shares of Common Stock beneficially owned by AWI Admin,

       of which companies Messrs Gutnick, Lee, Currie and Dr. Tyrwhitt are officers and/or Directors, as they disclaim beneficial ownership of those shares.

(3) Does not include 2,500 shares of Common Stock beneficially owned by the Company.

(4) Includes 5,002,310 shares of Common Stock owned by Edensor Nominees Pty Ltd and 26,000 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(5) Does not include (i) 253,800 shares of Common Stock beneficially owned by Centaur or (ii) 8,949 shares of Common Stock beneficially owned by GKR or
       (iii) 27,079 shares of Common Stock beneficially owned by AGR, companies of which Mr Solomon is Director however he disclaims beneficial ownership to those shares.

(6)    Joseph Gutnick is the beneficial owner of 25,650 shares of Common Stock.

(7)    Joseph Gutnick and Stera M. Gutnick are husband and wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with the Service Agreement AWI Admin provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. As compensation therefore, the Company pays AWI Admin for the actual costs of such facilities plus a maximum service fee of 15%. The Company paid AWI Admin A$205,029 in respect of the Service Agreement for the fiscal year ended June 30, 2000. The Service Agreement may be terminated by written notice by either party.

Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30, 1999 the Company had a liability to Chevas of A$4,006,027. During the year, Chevas paid expenses totalling A$76,548 on behalf of the Company, loaned a further A$212,000 to the Company and charged A$56,410 in interest to the Company on the loan account. During the year, the Company issued 4,000,000 shares to Edensor Nominees Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, in lieu of repayment of the liability owing to Chevas which amounted to A$4,076,000 at the time of the issue.

Chevas charges interest to the Company on outstanding balances of the loan account at the ANZ Banking Group Limited reference rate for overdrafts over A$100,000 plus 1%. In accordance with this formula, the actual interest rate charged during the year varied between 7.95% and 9.25%.

On January 20, 2000, the Company issued 8,000,000 options over fully paid shares in the capital of the Company at an issue price of US$0.01 per option and an exercise price of US$1.00 per option to Edensor. The options have a term of 5 years with a non-exercise period of 2 years subject to a further board approval for Edensor Nominees Pty Ltd, either directly of indirectly, to exercise options in the case of a further requirement of the Company to raise working capital.

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

       (iii) The consolidated balance sheet of SCNV Acquisition Corp. and subsidiaries as at June 30, 2000 and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the fiscal year ended June 30, 2000 and the auditor's report thereon contained in SCNV's Annual Report on Form 10KSB for its fiscal year ended June 30, 2000 (File No. 0-29624) are incorporated herein by reference (with the exception of the specific information and report referred to, no part of the SCNV Annual Report on Form 10-K is deemed a part of this Report).

(b)    EXHIBITS

       The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 26 of this Annual Report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                  BAY RESOURCES, LTD.

                                  (Registrant)



                                  By   /s/ PETER J LEE
                                      -----------------------------
                                       Peter J Lee
                                       Director, Secretary,
                                       Chief Financial Officer
                                       and Principal Financial
                                       and Accounting Officer



Dated: September 28, 2000

                            FORM 10-K SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                                          TITLE                                        DATE

1.         /s/ Joseph I. Gutnick                   Chairman of the Board,
           -------------------------               President and Chief Executive
           Joseph I. Gutnick                       Officer (Principal Executive
                                                   Officer), and Director.                 September 28, 2000




2.         /s/ David Tyrwhitt                      Director.                               September 28, 2000
           -------------------------
           David Tyrwhitt



3.         /s/ Marcus Solomon                      Director.                               September 28, 2000
           -------------------------
           Marcus Solomon



4.         /s/ PETER LEE                           Director, Secretary,
           -------------------------               Chief Financial Officer and
           Peter Lee                               Principal Financial and
                                                   Accounting Officer.                     September 28, 2000




5.         /s/ IAN CURRIE                          Director.                               September 28, 2000
           -------------------------
           Ian Currie

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

(1)        Exhibit 3.2         3.2                  By-laws of the Registrant.

(2)        Exhibit B           3.3                  Amendment to Certificate of Incorporation

(5)        Exhibit A           3.4                  Amendment to Certificate of Incorporation

(3)        Exhibit 10.5        10.4                 Service Agreement dated November 25, 1988,
                                                    by and between the Registrant and AWI
                                                    Administration Services Pty Limited.

(4)        Exhibit 10.5        10.5                 Form of Stock Purchase Agreement among Baynet,
                                                    Solmecs and SCNV.

           Exhibit             21 *                 List of Subsidiaries as at June 30, 2000.

           -  Filed herewith
           -
                                                    FINANCIAL STATEMENTS FOR THE YEARS ENDED
                                                    JUNE 30, 1999 AND 2000.
                                                    Baynet, Ltd
                                                              Audited Consolidated Financial
                                                              Statements for the Company and its
                                                              Subsidiaries for the year ended June 30,
                                                              1999 and audited Financial Statements
                                                              for the Company for the year ended June
                                                              30, 2000.

(1)        Registrant's Registration Statement on Form S-1 (File No. 33-14784).
(2)        [Registrant's Definitive Information Statement dated June 5, 1998].
(3)        [Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1989.]
(4)        [Registrant's Form 8-K filed on July 21, 1998]
(5)        [Registrant's Definitive Information Statement dated August 11, 1999]

                          BAYNET, LTD AND SUBSIDIARIES

                       (formerly Bayou International, Ltd)

                        Consolidated Financial Statements

                             June 30, 2000 and 1999

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

DAVID T.
       THOMSON P.C.                                  CERTIFIED PUBLIC ACCOUNTANT

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Baynet, Ltd

I have audited the accompanying consolidated balance sheets of Baynet, Ltd (formerly Bayou International, Ltd) (a Delaware corporation) and Subsidiaries at June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits. I did not audit the financial statements of Solmecs Corporation, N.V., a former subsidiary of Baynet, Ltd., who's statement reflected total assets of A$359,024 as of June 30, 1998 and total revenues of A$82,870 for the year then ended. This statement was audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for Solmecs Corporation, N.V., is based solely on the report of the other auditors.

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

In my opinion, based on my audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baynet, Ltd. And Subsidiaries at June 30, 2000 and 1999 and the results of its operations and its cash flows for each of three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as going concerns. As discussed in Note (6) to the consolidated financial statements, the Company and its subsidiaries have suffered recurring losses from operations, have no net working capital and have stockholders' deficits. These factors raise substantial doubt as to the consolidated entity's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note (6). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     /s/ DAVID T. THOMSON



Salt Lake City, Utah
September 14, 2000 (except as to the subsequent event note (11) which is as of September 27, 2000).



                P.O. Box 571605, Murry, Utah 84157 (801) 966 9481

                          BAYNET, LTD. AND SUBSIDARIES
                       (formerly Bayou International, Ltd)
                           Consolidated Balance Sheets
                             June 30, 2000 and 1999


                                                                   Australian Dollars
                                                                   ------------------              Convenience
                                                                                                   Translation
                                                                     A$000's         A$000's          US$000's
                                                                        1999            2000              2000
                                                                        ----            ----              ----
ASSETS

Current Assets:
Cash                                                                     $1              $2              $1
                                                                   ------------------------------------------
Total Current Assets                                                      1               2               1
                                                                   ------------------------------------------

Other Assets:
Investments                                                             661              49              30
Organisational Costs, net                                                 1               -               -
                                                                   ------------------------------------------
Total Other Assets                                                      662              49              30
                                                                   ------------------------------------------

Total Assets                                                            663              51              31
                                                                   ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                                   296             285             171
                                                                   ------------------------------------------
Total Current Liabilities                                               296             285             171

Long-Term Debt                                                        4,006             214             129
                                                                   ------------------------------------------

Total Liabilities                                                     4,302             499             300
                                                                   ------------------------------------------

Stockholders' Equity (Deficit):
Common stock: $.0001 par value
25,000,000 shares authorised,
2,347,089 and 6,347,089 shares issued and outstanding                     1               1               1

Less Treasury Stock, at Cost, 2,500 shares                              (20)            (20)            (12)
Additional Paid-in-Capital                                           20,979          25,175          15,145
Accumulated Other Comprehensive Loss                                 (5,844)         (6,456)         (3,884)
Retained Deficits                                                   (18,755)        (19,148)        (11,519)
                                                                   ------------------------------------------

Total Stockholders' Deficit                                          (3,639)           (448)           (269)
                                                                   ------------------------------------------

Total Liabilities and Stockholders' Deficit                            $663             $51             $31
                                                                   ==========================================



                The accompanying notes are an integral part of
                    these consolidated financial statements.

                          BAYNET, LTD. AND SUBSIDIARIES
                       (formerly Bayou International, Ltd)
                      Consolidated Statements of Operations
                For the years ended June 30, 2000, 1999 and 1998

                                                                                                    Convenience
                                                                                                    Translation
                                                         A$000'           A$000'       A$000'          US$000's
                                                           1998             1999         2000              2000
                                                           ----             ----         ----              ----

Revenues                                                      $-             $-             $-             $-
                                                         ------------------------------------------------------

Cost and expenses
Interest Expense                                             290            321             80             48
Legal, Accounting & Professional                             145             34             69             41
Administrative                                               109            133            244            147

                                                         ------------------------------------------------------
                                                             544            488            393            236
                                                         ------------------------------------------------------
Loss from Operations                                        (544)          (488)          (393)          (236)
                                                         ------------------------------------------------------

Foreign Currency Exchange Gain (Loss)                      1,381              -              -              -
Gain on disposal of Subsidiaries                           5,899              -              -              -
                                                         ------------------------------------------------------
                                                           7,280              -              -              -
                                                         ------------------------------------------------------

Profit (Loss) before Income Tax                            6,736           (488)          (393)          (236)

Provision for Income Tax                                       -              -              -              -
                                                         ------------------------------------------------------

Net Profit (Loss) from Continuing Operations               6,736           (488)          (393)          (236)
Discontinued Operations
Net Loss from Discontinued Operations                       (952)             -              -              -
                                                         ------------------------------------------------------

Net Profit (Loss)                                         $5,784          $(488)         $(393)         $(236)
                                                         ======================================================

Earnings (Loss) per Common Equivalent
Shares
           From Continuing Operations                       2.87           (.21)          (.07)          (.04)
           From Discontinued Operations                     (.41)          (.00)          (.00)          (.00)

                                                         ------------------------------------------------------
                     Total                                  2.46           (.21)          (.07)          (.04)
                                                         ======================================================

Weighted Number of Common Equivalent
Shares Outstanding                                         2,347          2,347          5,680          5,680
                                                         ======================================================


                The accompanying notes are an integral part of
                    these consolidated financial statements.

                          BAYNET, LTD AND SUBSIDIARIES
                       (formerly Bayou International, Ltd)
                 Consolidated Statements of Stockholders' Equity
                          June 30, 2000, 1999 and 1998


                                                                                                                   Accumulated
                                                                               Treasury   Retained                    Other
                                                             Common Stock     Stock, at   Paid-in     Earnings    Comprehensive
                                                 Shares         Amount           Cost     Capital     (Deficit)        Loss
                                                 ------         ------           ----     -------     ---------        ----
                                                 000's         A$000's          A$000's   A$000's     A$000's         A$000's
Balance June 30, 1997                             46,942        $9,388            $-       $11,592     $(24,051)        $(435)

Net profit                                             -             -             -             -        5,784             -
Foreign currency translation                           -             -             -             -            -        (1,554)
Acquisition of treasury Stock, at cost,
50,000 shares                                          -             -           (20)            -            -             -
                                                -------------------------------------------------------------------------------

Balance June 30, 1998                             46,942         9,388           (20)       11,592      (18,267)       (1,989)

Net loss                                               -             -             -             -         (488)            -
Net unrealised loss on marketable
securities                                             -             -             -             -            -        (3,855)
                                                -------------------------------------------------------------------------------

Balance June 30, 1999                             46,942         9,388           (20)       11,592      (18,755)       (5,844)

20 for 1 Reverse Stock Split and par
value change                                     (44,595)       (9,387)            -         9,387            -             -
Issuance of 4,000,000 shares in lieu of
debt repayment                                     4,000             -             -         4,076            -             -
Sale of 8,000,000 options to purchase
common stock                                           -             -             -           120            -             -
Net loss                                               -             -             -             -         (393)            -
Net unrealised loss on marketable
securities                                             -             -             -             -            -          (612)
                                                -------------------------------------------------------------------------------

Balance June 30, 2000                              6,347            $1          $(20)      $25,175     $(19,148)      $(6,456)
                                                ===============================================================================




                The accompanying notes are an integral part of
                    these consolidated financial statements.

                          BAYNET, LTD. AND SUBSIDIARIES
                       (formerly Bayou International, Ltd)
                      Consolidated Statements of Cash Flows
                For the Years Ended June 30, 2000, 1999 and 1998


                                                                                                        Convenience
                                                                                                        Translation
                                                               A$000's        A$000's        A$000's       US$000's
                                                                1998             1999           2000           2000
                                                                ----             ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) from Continuing Operations                   $6,736          $(488)         $(393)         $(236)
Adjustments                                                                                       -              -
Foreign Currency Translation                                   (1,554)             -              -              -
Depreciation & Amortisation                                         -              -              -              -
(Gain) Loss on Disposal of Assets                              (5,899)             -              -              -
Net Change In :
Organisation Cost                                                   -              -              1              1
Accounts Payable and Accrued Expenses                              89             67            (11)            (7)
                                                              ------------------------------------------------------

Net Cash Used in Continuing Operations                           (628)          (421)          (403)          (242)
Net Cash (used in) Discontinued Operations                         63              -              -              -
                                                              ------------------------------------------------------
Net Cash (used in) Operating Activities                          (565)          (421)          (403)          (242)
                                                              ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Treasury Stock                                     (20)             -              -              -
Investments in Subsidiaries                                        (1)             -              -              -
Net Proceeds from Investments                                       -              -              -              -
                                                              ------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities               (21)             -              -              -
                                                              ------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing From Affiliates                                         586            421            284            171
Sale of Options                                                     -              -            120             71
New Borrowing                                                       -              -              -              -
                                                              ------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities               586            421            404            242
                                                              ------------------------------------------------------

Net Increase (Decrease) in Cash                                     -              -              1              -
Cash at Beginning of Year                                           1              1              1              1
                                                              ------------------------------------------------------
Cash at End of Year                                                $1             $1             $2             $1
                                                              ======================================================

Supplemental Disclosures
Common Stock Issued in Lieu of Debt Repayment                       -              -          4,076          2,452
Interest Paid (Net Capitalised)                                   290            321             80             48
Income Taxes Paid                                                   -              -              -              -




                The accompanying notes are an integral part of
                    these consolidated financial statements.

                          BAYNET, LTD. AND SUBSIDIARIES
                       (formerly Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999

(1) ORGANIZATION

    Baynet, Ltd. ("Baynet") is incorporated in the State of Delware. The principal shareholder of Baynet is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 78.8% of Baynet as of June 30, 2000.

    Baynet's acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Baynet sold its interest in Solmecs effective June 5, 1998.

    During fiscal 1998, Baynet incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com has not traded since incorporation.

    On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Baynet International Pty Ltd, a corporation incorporated under the laws of Australia.

(2) ACCOUNTING POLICIES

    The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

    (a) Consolidation

        The consolidated financial statements include the accounts of Baynet and the 100% interest it holds in Baynex.com Pty Ltd and in the future, Baynet International Pty Ltd. It also includes the interest in Solmecs Corporation N.V. until the date of disposal.

        All significant intercompany transactions and balances have been eliminated in consolidation.

    (b) Revenue Recognition

        Research grants and contracts are recognised at the time granted and commercial sales through Baynet's subsidiaries are recognised on an accrual basis.

    (c) Foreign Currency Translation

        The majority of Baynet's administrative operations are in Australia and as a result its accounts are maintained in Australian dollars. The income and expenses of its foreign operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate.

                          BAYNET, LTD. AND SUBSIDIARIES
                       (formerly Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999

(2)    ACCOUNTING POLICIES (Continued)

   (d)  Change in Name

        On September 27, 1999 the Company changed its name from Bayou International, Ltd to Baynet, Ltd. The Company has lodged a Preliminary Information Statement with the Securities and Exchange Commission, for a further change in name to Bay Resources, Ltd. for review prior to mailing it to shareholders. Shareholders holding 84.1% of the issued and outstanding shares of the Company have indicated they will vote in favour of the change of name. The change of name becomes effective 21 days after the mailing of the definitive Information Statement to shareholders.


   (e)  Financial Instruments

        The following methods and assumptions were used by Baynet to estimate the fair values of financial instruments as disclosed herein:

        (i) Cash and Equivalents - The carrying amount approximates fair value because of the short period to maturity of the instruments.

        (ii) Investment Securities - For both trading securities and available-for-sale securities, the carrying amounts approximate fair value.

        (iii) Long-term Debt - The fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to Baynet having the same or similar remaining maturities and collateral requirements.

   (f)  Investment Securities

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

                          BAYNET, LTD. AND SUBSIDIARIES
                       (formerly Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999

(2)     ACCOUNTING POLICIES (Continued)

        (g)   Cash and Cash Equivalents

              Baynet considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. For the periods presented there were no cash equivalents.

        (h)   Property and Equipment

              Property and equipment is stated at the lower of historical cost or market or in the case of acquisitions from related parties at the lower of historical cost to the related party or market. Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment.

        (i)   Income Tax

              Income taxes are provided on financial statement income. For the periods presented there was no taxable income. There are no deferred income taxes resulting from timing differences in reporting certain income and expense items for income tax and financial accounting purposes. Baynet at this time is not aware of any net operating losses which are expected to be realised.

        (j)   Earnings (loss) per share

              Primary (loss) per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the period.

        (k)   Convenience Translation to US$

              The consolidated financial statements at June 30, 2000 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2000 (AUS $1.00=US $0.6016). The translation was made solely for the convenience of readers in the United States.

        (l)   Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                          BAYNET, LTD. AND SUBSIDIARIES
                       (formerly Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999

                                                         A$000's        A$000's
                                                            1999           2000
                                                            ----           ----
(3) INVESTMENT SECURITIES
    The following is a summary of Investment
    Securities, 1999 and 2000:

    Investment, Cost method
    Available for Sale Securities                         $4,516         $4,516
    Marketable Equity Securities, at cost                      -              -
    Gross Unrealised Gains                                     -              -
    Gross Unrealised Losses                               (3,855)        (4,467)
                                                         ------------------------
    Marketable Equity Securities,
    at fair value                                           $661            $49
                                                         ========================

    The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividend") are applied as a reduction of the cost of the investment. No securities were sold during 2000 and 1999 and all securities were treated as available for sale for 2000 and 1999. The net unrealised loss of A$612 and A$5,855 shown in the Statement of Stockholders' Equity for 2000 and 1999 consist entirely of the change in holding loss for those periods.

                                                                      A$000's           A$000's
                                                                         1999              2000
                                                                         ----              ----
(4) SHORT TERM AND LONG-TERM DEBT

    The following is a summary of Baynet's
    borrowing arrangements as of June 30, 1999 and 2000.

    Long Term
    ---------

    Loan from corporations affiliated with the
    President of Baynet. Interest accrues
    at the ANZ Banking Group Limited rate +1%
    for overdrafts over $100,000. Repayment of
    loan not required before June 30, 2001. (1)                        $4,006              $214
                                                                     ============================


(1) 4,076,000 repaid on October 7, 1999 through the issuance of 4,000,000 post split shares. $7,000 was repaid on January 20, 2000 partly through the issuance of 8,000,000 options to purchase previously unissued stock. Both issuances were to a company affiliated with the President of Baynet.

                          BAYNET, LTD. AND SUBSIDIARIES
                       (formerly Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999

(5) AFFILIATE TRANSACTIONS

    Baynet advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At June 30, 2000 Baynet had no outstanding advances to or from unconsolidated affiliated companies. $275,000 and $245,000 of accounts payable for the years shown is due to an affiliated management company.

(6) GOING CONCERN

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Baynet as a going concern. However, Baynet has sustained recurring losses. In addition, Baynet has a net working capital deficiency which raises substantial doubts as to its ability to continue as going concerns.

    Baynet anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid or other arrangements to be put in place.

    In addition Baynet has historically relied on loans and advances from corporations affiliated with the President of Baynet. Based on discussions with these affiliate companies, Baynet believes this source of funding will continue to be available.

    Other than the arrangements noted above, Baynet has not confirmed any other arrangement for ongoing funding. As a result Baynet may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

(7) SALE OF SOLMECS

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

    SCNV is a Delaware corporation established May 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primary by scientists who have been recently immigrated to Israel from and by scientists and institutions in Russia and other countries that formerly comprised the Soviet Union. Simultaneously with the SCNV stock acquisition by the Company, SCNV completed an

                          BAYNET, LTD. AND SUBSIDIARIES
                       (formerly Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999

(7) SALE OF SOLMECS (Continued)

    initial public offering of common stock and warrants which resulted in gross proceeds of approximately US$5,900,000

    The Company has been granted certain demand and "piggyback" registration rights with respect to the SCNV shares. Notwithstanding the foregoing, the Company has agreed not to sell, grant options for sale of assign or transfer any of the SCNV shares, for a period of 24 months from the closing of the agreement which expired in June 2000, Baynet has requested SCNV to take the necessary steps to register Baynet's shareholding in SCNV.

    The sale of Solmecs Corporation N.V. has been accounted for in the consolidated financial statements as discontinued operations for all periods presented. The assets and liabilities of discontinued operations as of June 30, 1997 and 1998 have been combined and reflected in the accompanying balance sheet as net liabilities of discontinued operations.

    The following is a summary of net assets and results of operations of Solmecs Corporation N.V. as of June 30, 1998 and for the years then ended.

                                               A$000's
                                              June 30,
                                                  1998
Cash                                                $7
Accounts receivable                                167
Property and equipment, net                        185
                                               ---------
         Total assets                              359
                                               ---------

Accounts payable and Accrued
Expenses                                         1,399
Long-term Debt                                   8,521
                                               ---------
         Net Assets                             (9,561)
                                               =========

Sales                                               83
Cost and Expenses                                1,035
                                               ---------
Loss before Income Tax                            (952)
Income Taxes                                         -
                                               ---------
Net Profit (Loss)                                 (952)
                                               =========

                          BAYNET, LTD. AND SUBSIDIARIES
                       (formerly Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999

(8)  INCOME TAXES

     Baynet files its income tax returns on an accrual basis. Baynet has carry forward losses of approximately US$15 million as of June 30, 2000 which expire in the years 1999 through 2012, Baynet will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the NOL carryforwards. Due to the uncertainty as to realization of these losses, a valuation allowance of US$5.0 million has been recorded to offset the tax benefit of the carry forward losses.

(9)  NEW BUSINESS OPPORTUNITY

     On May 23, 2000 the Company announced their intention to join with Primus Telecom, an International Data, Internet and Telecommunications company, to develop a global electronic trading community ("Portal") to date, no financial commitments have been agreed to.

(10) CHANGES IN STOCKHOLDERS' EQUITY

     During the year ended June 30, 2000 the Company completed the following transactions:

     (a) On June 29, 1999 the Company undertook a reverse stock split on a 1:20 basis and changed its par value from US$0.15 to US$0.0001 per share.

     (b) On October 7, 1999 the Company issued 4,000,000 post split shares, to a Company affiliated with the President of Baynet, in lieu of payment of $4,076,000 in borrowings.

     (c) On January 20, 2000 the Company issued 8,000,000 options to purchase previously unissued stock to a company affiliated with the President of Baynet. Total consideration totalled $120,000 and included both cash and partial debt repayment.


(11) SUBSEQUENT EVENT

     On September 27, 2000 the Company announced their intention to acquire a strategic investment in St Andrew Goldfields Ltd, ("St Andrew") subject to the completion of due diligence. The Company will issue, if completed, 1 million shares to St Andrew who, in exchange, will issue 16 million shares to the Company and 16 million common share purchase warrants with an exercise period of 36 months. The Company will hold an approximate 36% interest in St Andrew. The agreement also requires St Andrew to refinance existing debt and raise further working capital, on a best endeavours basis.