Form 10-K/A
period 2000-06-30
BAY RESOURCES LTD
filed 2000-10-26
CIK 814904

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-16097

                            ------------------------

                               BAY RESOURCES LTD.
              (FORMERLY BAYNET, LTD AND BAYOU INTERNATIONAL, LTD)
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

                              011 (613) 9234 1100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          -------------------                    ---------------------
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

    There were 6,347,090 outstanding shares of Common Stock as of June 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   12
Item 7A.  Not applicable..............................................   14
Item 8.   Not applicable..............................................   14
Item 9.   Not applicable..............................................   14

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   15
Item 11.  Executive Compensation......................................   16
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   16
Item 13.  Certain Relationships and Related Transactions..............   18

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   19
Signatures............................................................   20
Exhibit Index.........................................................   22

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     On October 20, 2000, the Company changed its name to Bay Resources Ltd. This Form 10-K has been refiled to ensure shareholders, potential investors and other stakeholders are aware of the change of name. References in the Form 10-K to Baynet, Ltd or the Company should now be read as references to Bay Resources Ltd.

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

     Unless otherwise indicated, all amounts in this Report are presented in Australian Dollars ("A$"). For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 1999 have been translated into United States Dollars ("US$") using the rate of exchange at June 30, 2000 of A$1.00=US$0.6016.

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

  (b) Primus Telecom -- B2B Portal Opportunity

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

     A loan in the amount of $500,000 has been received from a third party on March 26, 2000, repayable in March 2001. The loan bears an interest rate of 6% per year. This loan was received in connection with a proposed equity financing of subsidiaries of SCNV by the lender. The lender has informed SCNV and the subsidiaries that it will not proceed with such equity financing. SCNV and the lender are negotiating a possible additional loan. No assurances can be given that such additional loan will be made.

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

     Further detail relating to additional terms of the Service Agreement is included in "Item 2 -- Properties", "Item 13 -- Certain Relationships and Related Transactions" and "Item 11 -- Executive Compensation".

ITEM 2.  PROPERTIES

     The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AWI Admin. See "Item 1 -- Business -- Employees" and "Item 13 -- Certain Relationships and Related Transactions".

     The Company believes that its administrative space is adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

     The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated ( in US$):

                      CALENDAR PERIOD                         HIGH BID(1)   LOW BID(1)
                      ---------------                         -----------   ----------
1998
First Quarter...............................................     0.125        0.125
Second Quarter..............................................     0.156        0.125
Third Quarter...............................................     0.375        0.375
Fourth Quarter..............................................     0.125        0.063
1999
First Quarter...............................................     0.125        0.063
Second Quarter..............................................     0.125        0.063
Third Quarter...............................................     1.250        0.220
Fourth Quarter..............................................     1.000        1.000
2000
First Quarter...............................................        --           --
Second Quarter..............................................     4.000        1.010

---------------
(1) The quotations set out herein reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

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

     The United States Transfer Agent and Registrar of the Company is The Bank of New York.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for the Company presented below for each of the years in the five-year period ended 30 June, 2000, and the balance sheet data at June 30, 1996, 1997, 1998, 1999 and 2000 have been derived from the consolidated financial statements of the Company, which financial statements have been examined by David T. Thomson PC, independent accountants, in respect of the years June 30, 1996, 1997, 1998, 1999 and 2000. The selected financial data should be read in conjunction with the consolidated financial statements of the Company for each of the years in the three-year period ended June 30, 2000, and Notes thereto, which are included elsewhere in this Annual Report and with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDED JUNE 30               CONV.
                                                 ----------------------------------------   TRANSL.
                                                  1996     1997    1998     1999    2000     2000
                                                   A$       A$      A$       A$      A$       US$
                                                 ------   ------   -----   ------   -----   -------
Revenues.......................................      --       --      --       --      --       --
                                                 ------   ------   -----   ------   -----    -----
Costs and expenses.............................    (244)    (380)   (544)    (488)   (393)    (236)
                                                 ------   ------   -----   ------   -----    -----
Loss from operations...........................    (244)    (380)   (544)    (488)   (393)    (236)
Other income (loss)............................    (550)     344   7,280       --      --       --
                                                 ------   ------   -----   ------   -----    -----
Profit (loss) before income taxes..............    (794)     (36)  6,736     (488)   (393)    (236)
Provision for income taxes.....................      --       --      --       --      --       --
                                                 ------   ------   -----   ------   -----    -----
Net profit (loss)from Continuing Operations....    (794)     (36)  6,736     (488)   (393)    (236)
Net loss from Discontinued Operations..........  (1,216)  (1,224)   (952)      --      --       --
                                                 ------   ------   -----   ------   -----    -----
Net profit (loss)..............................  (2,010)  (1,260)  5,784     (488)   (393)    (236)
                                                 ------   ------   -----   ------   -----    -----
                                                   A$       A$      A$       A$      A$       US$
Net profit (loss) per share
On continuing operations.......................   (0.01)      --    2.87    (0.21)  (0.07)   (0.04)
On discontinued operations.....................   (0.03)   (0.03)  (0.41)      --      --       --
                                                 ------   ------   -----   ------   -----    -----
                                                  (0.04)   (0.03)   2.46    (0.21)  (0.07)   (0.04)
                                                 ------   ------   -----   ------   -----    -----
                                                 NUMBER   NUMBER   NUMBER   NUMBER   NUMBER   NUMBER
Weighted average number of shares
  outstanding..................................  46,942   46,942   2,347     2,347   5,680     5,680
                                                 ------   ------   -----    ------   -----     -----
                                                   A$       A$       A$       A$       A$       US$
          Total assets.........................     717        1   4,518       663      51        31
          Total liabilities....................   2,344    3,507   3,814     4,302     499       300
                                                 ------   ------   -----    ------   -----     -----
Stockholders' equity (deficiency)..............  (1,627)  (3,506)    704    (3,639)   (448)     (269)
                                                 ------   ------   -----    ------   -----     -----

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

                         YEAR ENDED
                          JUNE 30
                         ----------
  1996......................................................   A$1.00 = US$0.787
  1997......................................................   A$1.00 = US$0.746
  1998......................................................   A$1.00 = US$0.620
  1999......................................................   A$1.00 = US$0.661
  2000......................................................  A$1.00 = US$0.6016

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

                   NAME                     AGE                POSITION(S) HELD
                   ----                     ---                ----------------
Joseph I. Gutnick.........................  48    Chairman of the Board President, Chief
                                                  Executive Officer and Director.
David Tyrwhitt............................  62    Director.
Peter Lee.................................  43    Director, Secretary, Chief Financial
                                                  Officer and Chief Accounting Officer.
Marcus Solomon............................  37    Director.
Ian Currie................................  40    Director.

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

     IAN CURRIE Mr Currie's experience includes over 19 years in the Finance and Administration field, including seven years in the Australian mining industry. He has worked with KPMG as a tax adviser to the mining industry and subsequently, as a Finance Manager with Newcrest Mining Limited from 1993 through 1995. Mr Currie is a Chartered Accountant and a Member of the Institute of Chartered Accountants in

Australia, a Fellow of the Taxation Institute of Australia and a Member of the Institute of Company Directors in Australia. He is a past Tax Committee member of the Minerals Council of Australia and a current Tax Committee member of the Association of Mining and Exploration Companies Inc. As Chief Financial Officer of Centaur since 1995, Mr. Currie has had responsibility for overseeing the development of each companies Finance Department including the fields of accounting, treasury, corporate and project debt finance, high yield capital raising, taxation, investor, ratings agency and banking relations and corporate administrative and compliance matters.

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

                                                               NUMBER
                                                              OF SHARES            PERCENTAGE
                            NAME                                OWNED             OF SHARES(1)
                            ----                              ---------           ------------
Edensor Nominees Pty Ltd....................................  5,002,310              78.8%
Joseph I. Gutnick...........................................  5,053,960(2)(3)        79.6%
                                                                       (4)(6)(7)
Stera M. Gutnick............................................  5,028,310(4)(7)        79.2%
David Tyrwhitt..............................................         --(2)              --
Peter Lee...................................................         --(2)              --
Marcus Solomon..............................................         --(5)              --
Ian Currie..................................................         --(2)              --
                                                              ---------              -----
All officers and Directors As a group.......................  5,053,960              79.6%
                                                              ---------              -----

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

Dated: September 28, 2000                 BAY RESOURCES, LTD.
                                            (Registrant)

                                          BY: /s/   PETER J LEE
                                            ------------------------------------
                                                       (PETER J LEE)
                                                    DIRECTOR, SECRETARY,
                                                CHIEF FINANCIAL OFFICER AND
                                             PRINCIPAL FINANCIAL AND ACCOUNTING
                                                           OFFICER

                                   FORM 10-K

                                 SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                        SIGNATURE                                      TITLE                         DATE
                        ---------                                      -----                         ----
1.    /s/             Joseph I. Gutnick                 Chairman of the Board, President and   September 28, 2000
     ------------------------------------------------   Chief Executive Officer (Principal
                      Joseph I. Gutnick                  Executive Officer), and Director.

2.   /s/              David Tyrwhitt                                 Director.                September 28, 2000
     ------------------------------------------------
                      David Tyrwhitt

3.   /s/              Marcus Solomon                                 Director.                September 28, 2000
     ------------------------------------------------
                      Marcus Solomon

4.   /s/              Peter Lee                         Director, Secretary, Chief Financial   September 28, 2000
     ------------------------------------------------   Officer and Principal Financial and
                      Peter Lee                                 Accounting Officer.

5.   /s/              Ian Currie                                     Director.                September 28, 2000
     ------------------------------------------------
                      Ian Currie

                                 EXHIBIT INDEX

  INCORPORATED BY     EXHIBIT
   REFERENCE TO:        NO                                EXHIBIT
--------------------  -------   ------------------------------------------------------------
(1)  Exhibit 3.1        3.1     Certificate of Incorporation of the Registrant.
(1)  Exhibit 3.2        3.2     By-laws of the Registrant.
(2)  Exhibit B          3.3     Amendment to Certificate of Incorporation
(5)  Exhibit A          3.4     Amendment to Certificate of Incorporation
                        3.5*    Amendment to Certificate of Incorporation
                                dated October 17, 2000.
(3)  Exhibit 10.5      10.4     Service Agreement dated November 25, 1988, by and between
                                the Registrant and AWI Administration Services Pty Limited.
(4)  Exhibit 10.5      10.5     Form of Stock Purchase Agreement among Baynet, Solmecs and
                                SCNV.
     Exhibit             21*    List of Subsidiaries as at June 30, 2000.
     *Filed herewith
                                FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 1999 AND
                                2000.
                                Baynet, Ltd
                                Audited Consolidated Financial Statements for the Company
                                and its Subsidiaries for the year ended June 30, 1999 and
                                audited Financial Statements for the Company for the year
                                ended June 30, 2000.

---------------
(1) Registrant's Registration Statement on Form S-1 (File No. 33-14784).

(2) [Registrant's Definitive Information Statement dated June 5, 1998].

(3) [Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1989.]

(4) [Registrant's Form 8-K filed on July 21, 1998]

(5) [Registrant's Definitive Information Statement dated August 11, 1999]

                          BAYNET, LTD AND SUBSIDIARIES

                      (FORMERLY BAYOU INTERNATIONAL, LTD)

                       CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

                      (WITH INDEPENDENT AUDITOR'S REPORT)

                                    CONTENTS

                                                               PAGE
                                                              ------
Report of Independent Auditor...............................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7-12

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

                                          DAVID T. THOMSON P.C.

Salt Lake City, Utah
September 14, 2000
except as to the subsequent event note 11 which is as of September 27, 2000.

               P.O. Box 571605, Murry, Utah 84157 (801) 966 9481

                         BAYNET, LTD. AND SUBSIDIARIES
                      (FORMERLY BAYOU INTERNATIONAL, LTD)

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                                              AUSTRALIAN DOLLARS    CONVENIENCE
                                                              -------------------   TRANSLATION
                                                              A$000'S    A$000'S     US$000'S
                                                                1999       2000        2000
                                                              --------   --------   -----------
                                            ASSETS
Current Assets:
  Cash......................................................  $      1   $      2    $      1
                                                              --------   --------    --------
  Total Current Assets......................................         1          2           1
                                                              --------   --------    --------
Other Assets:
  Investments...............................................       661         49          30
  Organisational Costs, net.................................         1         --          --
                                                              --------   --------    --------
  Total Other Assets........................................       662         49          30
                                                              --------   --------    --------
          Total Assets......................................       663         51          31
                                                              ========   ========    ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses.......................       296        285         171
                                                              --------   --------    --------
Total Current Liabilities...................................       296        285         171
Long-Term Debt..............................................     4,006        214         129
                                                              --------   --------    --------
          Total Liabilities.................................     4,302        499         300
                                                              --------   --------    --------
Stockholders' Equity (Deficit):
  Common stock: $.0001 par value 25,000,000 shares
     authorised, 2,347,089 and 6,347,089 shares issued and
     outstanding............................................         1          1           1
  Less Treasury Stock, at Cost, 2,500 shares................       (20)       (20)        (12)
  Additional Paid-in-Capital................................    20,979     25,175      15,145
  Accumulated Other Comprehensive Loss......................    (5,844)    (6,456)     (3,884)
  Retained Deficits.........................................   (18,755)   (19,148)    (11,519)
                                                              --------   --------    --------
          Total Stockholders' Deficit.......................    (3,639)      (448)       (269)
                                                              --------   --------    --------
          Total Liabilities and Stockholders' Deficit.......  $    663   $     51    $     31
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

                         BAYNET, LTD. AND SUBSIDIARIES
                      (FORMERLY BAYOU INTERNATIONAL, LTD)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                                      CONVENIENCE
                                                                                      TRANSLATION
                                                           A$000'   A$000'   A$000'    US$000'S
                                                            1998     1999     2000       2000
                                                           ------   ------   ------   -----------
Revenues.................................................  $   --   $   --   $   --     $   --
                                                           ------   ------   ------     ------
Cost and expenses
  Interest Expense.......................................     290      321       80         48
  Legal, Accounting & Professional.......................     145       34       69         41
  Administrative.........................................     109      133      244        147
                                                           ------   ------   ------     ------
                                                              544      488      393        236
                                                           ------   ------   ------     ------
Loss from Operations.....................................    (544)    (488)    (393)      (236)
                                                           ------   ------   ------     ------
Foreign Currency Exchange Gain (Loss)....................   1,381       --       --         --
Gain on disposal of Subsidiaries.........................   5,899       --       --         --
                                                           ------   ------   ------     ------
                                                            7,280       --       --         --
                                                           ------   ------   ------     ------
Profit (Loss) before Income Tax..........................   6,736     (488)    (393)      (236)
Provision for Income Tax.................................      --       --       --         --
                                                           ------   ------   ------     ------
Net Profit (Loss) from Continuing Operations.............   6,736     (488)    (393)      (236)
Discontinued Operations
Net Loss from Discontinued Operations....................    (952)      --       --         --
                                                           ------   ------   ------     ------
Net Profit (Loss)........................................  $5,784   $ (488)  $ (393)    $ (236)
                                                           ======   ======   ======     ======
Earnings (Loss) per Common Equivalent Shares
  From Continuing Operations.............................    2.87     (.21)    (.07)      (.04)
  From Discontinued Operations...........................    (.41)    (.00)    (.00)      (.00)
                                                           ------   ------   ------     ------
          Total..........................................    2.46     (.21)    (.07)      (.04)
                                                           ======   ======   ======     ======
  Weighted Number of Common Equivalent Shares
     Outstanding.........................................   2,347    2,347    5,680      5,680
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

                          BAYNET, LTD AND SUBSIDIARIES
                      (FORMERLY BAYOU INTERNATIONAL, LTD)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          JUNE 30, 2000, 1999 AND 1998

                                                        TREASURY                           ACCUMULATED
                                              COMMON     STOCK,    RETAINED                   OTHER
                                               STOCK       AT      PAID-IN    EARNINGS    COMPREHENSIVE
                                    SHARES    AMOUNT      COST     CAPITAL    (DEFICIT)       LOSS
                                    -------   -------   --------   --------   ---------   -------------
                                     000'S    A$000'S   A$000'S    A$000'S     A$000'S       A$000'S
Balance
  June 30, 1997...................   46,942   $ 9,388     $ --     $11,592    $(24,051)      $  (435)
     Net profit...................       --        --       --          --       5,784            --
Foreign currency translation......       --        --       --          --          --        (1,554)
Acquisition of treasury Stock, at
  cost, 50,000 shares.............       --        --      (20)         --          --            --
                                    -------   -------     ----     -------    --------       -------
Balance
  June 30, 1998...................   46,942     9,388      (20)     11,592     (18,267)       (1,989)
     Net loss.....................       --        --       --          --        (488)           --
Net unrealised loss on marketable
  securities......................       --        --       --          --          --        (3,855)
                                    -------   -------     ----     -------    --------       -------
Balance
  June 30, 1999...................   46,942     9,388      (20)     11,592     (18,755)       (5,844)
20 for 1 Reverse Stock Split and
  par value change................  (44,595)   (9,387)      --       9,387          --            --
Issuance of 4,000,000 shares in
  lieu of debt repayment..........    4,000        --       --       4,076          --            --
Sale of 8,000,000 options to
  purchase common stock...........       --        --       --         120          --            --
     Net loss.....................       --        --       --          --        (393)           --
Net unrealised loss on marketable
  securities......................       --        --       --          --          --          (612)
                                    -------   -------     ----     -------    --------       -------
Balance
  June 30, 2000...................    6,347   $     1     $(20)    $25,175    $(19,148)      $(6,456)
                                    =======   =======     ====     =======    ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         BAYNET, LTD. AND SUBSIDIARIES
                      (FORMERLY BAYOU INTERNATIONAL, LTD)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                                        CONVENIENCE
                                                                                        TRANSLATION
                                                          A$000'S   A$000'S   A$000'S    US$000'S
                                                           1998      1999      2000        2000
                                                          -------   -------   -------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) from Continuing Operations..........  $ 6,736    $(488)   $ (393)     $ (236)
  Adjustments...........................................                          --          --
     Foreign Currency Translation.......................   (1,554)      --        --          --
     Depreciation & Amortisation........................       --       --        --          --
     (Gain) Loss on Disposal of Assets..................   (5,899)      --        --          --
     Net Change In:
       Organisation Cost................................       --       --         1           1
       Accounts Payable and Accrued Expenses............       89       67       (11)         (7)
                                                          -------    -----    ------      ------
     Net Cash Used in Continuing Operations.............     (628)    (421)     (403)       (242)
     Net Cash (used in) Discontinued Operations.........       63       --        --          --
                                                          -------    -----    ------      ------
     Net Cash (used in) Operating Activities............     (565)    (421)     (403)       (242)
                                                          -------    -----    ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in Treasury Stock.........................      (20)      --        --          --
  Investments in Subsidiaries...........................       (1)      --        --          --
  Net Proceeds from Investments.........................       --       --        --          --
                                                          -------    -----    ------      ------
     Net Cash Provided by (Used in) Investing
       Activities.......................................      (21)      --        --          --
                                                          -------    -----    ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing From Affiliates.............................      586      421       284         171
  Sale of Options.......................................       --       --       120          71
  New Borrowing.........................................       --       --        --          --
                                                          -------    -----    ------      ------
     Net Cash Provided by (Used in) Financing
       Activities.......................................      586      421       404         242
                                                          -------    -----    ------      ------
Net Increase (Decrease) in Cash.........................       --       --         1          --
Cash at Beginning of Year...............................        1        1         1           1
                                                          -------    -----    ------      ------
Cash at End of Year.....................................  $     1    $   1    $    2      $    1
                                                          =======    =====    ======      ======
Supplemental Disclosures
  Common Stock Issued in Lieu of Debt Repayment.........       --       --     4,076       2,452
  Interest Paid (Net Capitalised).......................      290      321        80          48
  Income Taxes Paid.....................................       --       --        --          --

  The accompanying notes are an integral part of these consolidated financial statements.

                         BAYNET, LTD. AND SUBSIDIARIES
                      (FORMERLY BAYOU INTERNATIONAL, LTD)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
(1)  ORGANIZATION

     Baynet, Ltd. ("Baynet") is incorporated in the State of Delaware. The principal shareholder of Baynet is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 78.8% of Baynet as of June 30, 2000.

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

                         BAYNET, LTD. AND SUBSIDIARIES
                      (FORMERLY BAYOU INTERNATIONAL, LTD)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2)  ACCOUNTING POLICIES -- (CONTINUED)
             (iii) Long-term Debt -- The fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to Baynet having the same or similar remaining maturities and collateral requirements.

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

                         BAYNET, LTD. AND SUBSIDIARIES
                      (FORMERLY BAYOU INTERNATIONAL, LTD)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2)  ACCOUNTING POLICIES -- (CONTINUED)
     (l) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                                              A$000'S       A$000'S
                                                               1999          2000
                                                              -------       -------
(3)  INVESTMENT SECURITIES

     The following is a summary of Investment Securities, 1999 and 2000:

     Investment, Cost method
     Available for Sale Securities..........................  $ 4,516       $ 4,516
     Marketable Equity Securities, at cost..................       --            --
     Gross Unrealised Gains.................................       --            --
     Gross Unrealised Losses................................   (3,855)       (4,467)
                                                              -------       -------
     Marketable Equity Securities, at fair value............  $   661       $    49
                                                              =======       =======

     The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividend") are applied as a reduction of the cost of the investment. No securities were sold during 2000 and 1999 and all securities were treated as available for sale for 2000 and 1999. The net unrealized loss of A$612 and A$5,855 shown in the Statement of Stockholders' Equity for 2000 and 1999 consist entirely of the change in holding loss for those periods.

                                                              A$000'S       A$000'S
                                                               1999          2000
                                                              -------       -------
(4)  SHORT TERM AND LONG-TERM DEBT

     The following is a summary of Baynet's borrowing arrangements as of June 30, 1999 and 2000.

     Long Term
     ---------
     Loan from corporations affiliated with the President of
     Baynet. Interest accrues at the ANZ Banking Group
     Limited rate +1% for overdrafts over $100,000.
     Repayment of loan not required before June 30, 2001.(1)  $4,006         $214

---------------
(1) 4,076,000 repaid on October 7, 1999 through the issuance of 4,000,000 post split shares. $7,000 was repaid on January 20, 2000 partly through the issuance of 8,000,000 options to purchase previously unissued stock. Both issuances were to a company affiliated with the President of Baynet.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                         BAYNET, LTD. AND SUBSIDIARIES
                      (FORMERLY BAYOU INTERNATIONAL, LTD)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  SALE OF SOLMECS -- (CONTINUED)
     The following is a summary of net assets and results of operations of Solmecs Corporation N.V. as of June 30, 1998 and for the years then ended.

                                                              A$000'S
                                                              JUNE 30,
                                                                1998
                                                              --------
Cash........................................................  $     7
Accounts receivable.........................................      167
Property and equipment, net.................................      185
                                                              -------
          Total assets......................................      359
                                                              -------
Accounts payable and Accrued Expenses.......................    1,399
Long-term Debt..............................................    8,521
                                                              -------
          Net Assets........................................   (9,561)
                                                              =======
Sales.......................................................       83
Cost and Expenses...........................................    1,035
                                                              -------
Loss before Income Tax......................................     (952)
Income Taxes................................................       --
                                                              -------
Net Profit (Loss)...........................................     (952)
                                                              =======

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

(11)  SUBSEQUENT EVENT

     On September 27, 2000 the Company announced their intention to acquire a strategic investment in St Andrew Goldfields Ltd, ("St Andrew") subject to the completion of due diligence. The Company will

                         BAYNET, LTD. AND SUBSIDIARIES
                      (FORMERLY BAYOU INTERNATIONAL, LTD)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11)  SUBSEQUENT EVENT -- (CONTINUED)
issue, if completed, 1 million shares to St Andrew who, in exchange, will issue 16 million shares to the Company and 16 million common share purchase warrants with an exercise period of 36 months. The Company will hold an approximate 36% interest in St Andrew. The agreement also requires St Andrew to refinance existing debt and raise further working capital, on a best endeavours basis.