Form 10-Q
period 2000-09-30
BAY RESOURCES LTD
filed 2000-11-16
CIK 814904

                                UNITED STATES                    SEC File Number
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                                                   Cusip Number
                                 FORM 12b-25

                          NOTIFICATION OF LATE FILING

(Check One) __ Form 10-K  __ Form 20-F __ Form 11-K  X Form 10-Q __ Form N-SAR

                 For Period Ended: 09/30/2000
                 [  ]     Transition Report on Form 10-K
                 [  ]     Transition Report on Form 20-F
                 [  ]     Transition Report on Form 11-K
                 [ X]     Transition Report on Form 10-Q
                 [  ]     Transition Report on Form N-SAR
                 For the Transition Period Ended:____________________________

 READ ATTACHED INSTRUCTION SHEET BEFORE PREPARING FORM.  PLEASE PRINT OR TYPE

   Nothing in the form shall be construed to imply that the Commission has verified any information contained herein.
--------------------------------------------------------------------------------
    If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
--------------------------------------------------------------------------------

PART I - REGISTRANT INFORMATION

BAY RESOURCES LTD
--------------------------------------------------------------------------------
Full Name of Registrant

BAYNET, LTD
--------------------------------------------------------------------------------
Former Name if Applicable

210 KINGS WAY
--------------------------------------------------------------------------------
Address of Principal Executive Office (STREET AND NUMBER)

SOUTH MELBOURNE VICTORIA 3205 AUSTRALIA
--------------------------------------------------------------------------------
City, State and Zip Code


PART II - RULES 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box)

 __      (a)     The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

 X       (b)     The subject annual report, semi-annual report, transition
                 report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

 __      (c)     The accountant's statement or other exhibit required by Rule
                 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed with the prescribed time period. (Attach Extra Sheets if Needed)



The Company's operations are managed in a foreign country and there have been delays in receiving the necessary financial information to complete the financial statements.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

          PETER LEE                     (613)              92341100
         --------------------------     -----------        ------------------
                  (Name)                (Area Code)        (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such reports been filed? If answer is no identify report(s).
         __ Yes   __ No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject
         report or portion thereof?    __ Yes   __ No

         If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

--------------------------------------------------------------------------------

                              BAY RESOURCES LTD
             ------------------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date  November 16, 2000                By /s/Peter Lee
    ---------------------------        ----------------------------------------
                                             Peter Lee

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the persons signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                   ATTENTION
  Intentional misstatements or omissions of fact constitute Federal Criminal
                       Violations (See 18 U.S.C. 1001).


                              GENERAL INSTRUCTION

1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549 in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amendment notification.

5. ELECTRONIC FILERS. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (Section 232.201 or Section 232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (Section 232.12(c) of this chapter).

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000     or
                               ------------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________
Commission File Number 0-16097
                       -------

                               BAY RESOURCES LTD.
                         (formerly known as Baynet Ltd.)
             (Exact name of Registrant as specified in its charter)

            Delaware                                        98-0079697
--------------------------------                        -----------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organisation)                           Identification No.)

             210 Kings Way South Melbourne, Victoria, 3205 Australia
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        0ll (613) 9234 - 1100
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act :

      Title of each class                                 Name of each exchange
                                                          on  which registered

           N/A                                                    N/A
           ----                                                   ----


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
Yes   X                    No
   -----------                -----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes                No
          -----------       -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of September 30, 2000.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         INTRODUCTION TO INTERIM FINANCIAL STATEMENTS.

         The interim financial statements included here in have been prepared by Bay Resources Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2000 and September 30, 1999, the results of its operations for the three month periods ended September 30, 2000 and September 30, 1999, and the changes in its cash flows for the three month periods ended September 30, 2000 and September 30, 1999, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      September 30, 2000 and June 30, 2000
                             and September 30, 1999
                                   (Unaudited)
                                     ASSETS

                                                                        A $000's          A $000's         A $000's
                                                                        Sept 30           June 30          Sept 30
                                                                          2000              2000             1999
                                                                          ----              ----             ----
Current Assets:
Cash                                                                       $8               $2               $1
                                                                     --------------------------------------------
Total Current Assets                                                        8                2                1
                                                                     --------------------------------------------

Other Assets:
Investments                                                                49               49              661
Organisational Costs, net                                                   -                -                1
                                                                     --------------------------------------------

Total Other Assets                                                         49               49              662
                                                                     --------------------------------------------

Total Assets                                                              $57              $51             $663
                                                                     ============================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses                                    $250             $285             $318
                                                                     --------------------------------------------

Total Current Liabilities                                                 250              285              318
                                                                     --------------------------------------------

Long-Term Debt                                                            430              214                -
                                                                     --------------------------------------------

Total Liabilities                                                         680              499              318
                                                                     --------------------------------------------

Stockholders' Equity (Deficit):
Common Stock:  $.0001 par value
25,000,000 shares authorised,
6,347,089 issued and outstanding                                            1                1                1
less Treasury Stock at Cost, 2,500 shares                                 (20)             (20)             (20)
Additional Paid-in-Capital                                             25,175           25,175           25,055
Accumulated other Comprehensive Loss                                   (6,456)          (6,456)          (5,844)
Retained Deficits                                                    $(19,328)         (19,148)         (18,847)
                                                                     --------------------------------------------

Total Stockholders' Deficit                                              (623)            (448)            (345)
                                                                     --------------------------------------------

Total Liabilities and
Stockholders' Equity                                                      $57              $51             $663
                                                                     ============================================


        The accompanying notes are an integral part of these consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations
         Three Months Ended September 30 2000, Year Ended June 30, 2000
                    and three months ended September 30, 1999
                                   (Unaudited)

                                                         A$000's             A$000's            A$000's
                                                         Three              Twelve              Three
                                                         Months              Months             Months
                                                         Ended               Ended              Ended
                                                         Sept 30            June 30             Sept 30
                                                          2000                2000               1999
                                                          ----                ----               ----
Revenues:
Other Income                                               $  -               $   -              $   -
                                                        ----------------------------------------------

                                                              -                   -                  -
                                                        ----------------------------------------------

Costs and Expenses:
Interest Expense                                             14                  80                 58
Legal, Accounting & Professional                              9                  69                  4
Administrative                                              152                 244                 30
                                                        ----------------------------------------------

                                                            175                 393                 92
                                                        ----------------------------------------------

Loss from Operations                                       (175)               (393)               (92)

Gain (Loss) on Disposition of Assets                          -                   -                  -
Foreign Currency Exchange Gain (Loss)                         -                   -                  -
                                                        -----------------------------------------------

                                                              -                   -                  -
                                                        -----------------------------------------------

Income (Loss) before Income Tax                            (175)               (393)               (92)

Provision for Income Tax                                      -                   -                  -
                                                        ----------------------------------------------

Net Income (Loss)                                         $(175)              $(393)              $(92)
                                                        ===============================================

Earnings Per Common Equivalent Share                       (.03)               (.07)               .00
                                                        ===============================================

Weighted Number of Common
Equivalent Shares Outstanding                             6,347               5,680              2,347
                                                        ===============================================


        The accompanying notes are an integral part of these consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                      September 30, 2000 and June 30, 2000
                             and September 30, 1999
                                   (Unaudited)


                                                                                                        Accumulated
                                                 Common         Treasury                  Retained          Other
                                                 Stock          Stock at      Paid in     Earnings      Comprehensive
                                   Shares        Amount          Cost         Capital     Deficit           Loss
                                   ------        ------          ----         -------     -------           ----
Balance June 30, 1998              46,942        $9,388         $(20)         $11,592    $(18,267)        $(1,989)

Net income three months ending          -             -            -                -        (147)              -
9-30-98
                                 ----------------------------------------------------------------------------------

Balance September 30, 1998         46,942         9,388          (20)          11,592     (18,414)         (1,989)


Net income nine months ending           -             -            -                -        (341)              -
6-30-99
Net unrealised loss on                  -             -            -                -           -          (3,855)
marketable securities
                                 ----------------------------------------------------------------------------------
Balance June 30, 1999              46,942         9,388          (20)          11,592     (18,755)         (5,844)
20 for 1 reverse stock split      (44,595)       (9,387)           -           9,387            -               -

Issuance of 4,000,000 shares
in lieu of debt repayment           4,000             -            -           4,076            -               -

Net income three months ending          -             -            -                -          92               -
9-30-99
                                 ----------------------------------------------------------------------------------

Balance September 30, 1999          6,347             1          (20)          25,055     (18,847)         (5,844)

Net income nine months ending           -             -            -                -        (301)              -
6-30-00

Net unrealised loss on                  -             -            -                -           -            (612)
marketable securities

Sale of 8,000,000 options to            -             -            -              120           -               -
purchase common stock
                                 ----------------------------------------------------------------------------------

Balance June 30, 2000               6,347             1          (20)          25,175     (19,148)         (6,456)

Net income three months ending          -             -            -                -        (175)              -
9-30-00
                                 ----------------------------------------------------------------------------------

Balance September 30, 2000          6,347        $    1         $(20)         $25,175    $(19,323)        $(6,456)
                                 ==================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2000 and 1999
                          and Year Ended June 30, 2000
                                   (Unaudited)

                                                                                  A $000's                           A $000's
                                                                                  Three            A $000's          Three
                                                                                  Months           Year              Months
                                                                                  Ended            Ended             Ended
                                                                                  Sept 30          June 30           Sept 30
                                                                                   2000             2000             1999
                                                                                  -------          -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                 $(175)           $(393)            $(92)
Adjustments:
Foreign Currency Translation                                                          -                -                -
Depreciation and Amortisation                                                         -                -                -
(Gain) Loss on Disposition of Assets                                                  -                -                -
Accounts Receivable                                                                   -                -                -
Organisation Cost                                                                     -                1                -
Accounts Payable and Accrued Liabilities                                            (35)             (11)              22
                                                                                -----------------------------------------
Net Cash Provided (Used) in Continuing Operations                                  (210)            (403)             (70)
                                                                                ------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in Treasury Stock                                                          -                -                -
Capital Expenditures, Net                                                             -                -                -
Net Proceeds from Investments                                                         -                -                -
Investment in Subsidiary                                                              -                -                -
                                                                                -----------------------------------------
Net Cash Provided (Used) in Investing Activities                                      -                -                -
                                                                                -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowing under Credit Line Arrangements                                          -                -                -
Net Borrowing from Affiliates                                                       216              284               70
Net Borrowings Sale of Options                                                        -              120                -
                                                                                -----------------------------------------

Net Cash Provided by Financing Activities                                           216              404               70
                                                                                -----------------------------------------

Net Increase (Decrease) in Cash                                                       6                1                -
Cash at Beginning of Year                                                             2                1                1
                                                                                -----------------------------------------
Cash at End of Year                                                                $  8             $  2             $  1
                                                                                =========================================

Supplemental Disclosures:
Common Stock Issued in Lieu of
Debt Repayment  $                                                                     -            4,076            4,076
Interest Paid (Net Capitalised)                                                      14               80               58
Income Tax Paid $                                                                     -                -                -


        The accompanying notes are an integral part of these consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      September 30, 2000, June 30, 2000 and
                               September 30, 1999


(1)  ORGANISATION

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Bay Resources as of September 30, 2000.

Bay Resources acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bayou sold its interest in Solmecs effective June 5, 1998.

During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynet.com Pty Ltd, under the laws of Australia. Baynet.com Pty Ltd has not traded at September 30, 1998.

On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Baynet International Pty Ltd, a corporation incorporated under the laws of Australia.

(2)  INVESTMENT SECURITIES

The following is a summary of Investment Securities at September 30, 2000, June 30, 2000 and September 30, 1999:

                                     A$000's         A$000's         A$000's
                                     Sept 30         June 30         Sept 30
                                       2000            2000            1999
                                       ----            ----            ----
Investment Cost Method               $ 4,516         $ 4,516         $ 4,516
Trading Securities:
Marketable Equity
Securities, at cost                       --              --              --
Gross Unrealised Gains                    --              --              --
Gross Unrealised Losses               (4,467)         (4,467)         (3,855)
                                     -------         -------         -------
Marketable Equity Securities,
at fair value                        $    49         $    49         $   661
                                     =======         =======         =======

The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividends") are applied as a reduction of the cost of the investment. No securities were sold during 2000 and 1999 and all securities were treated as available for sale for 2000 and 1999. The net unrealised loss of A$612 and A$5,855 shown in the Statement of Stockholders Equity for 2001, 2000 and 1999 consist entirely of the change in holding loss for those periods.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      September 30, 2000, June 30, 2000 and
                               September 30, 1999


(3)  SHORT TERM AND LONG TERM DEBT

The following is a summary of Bay Resources borrowing arrangements as of September 30, 2000, June 30, 2000 and September 30, 1999.

                                                 A$000's     A$000's     A$000's
                                                 Sept 30     June 30     Sept 30
Long-Term                                          2000        2000        1999
---------                                          ----        ----        ----
Loan from corporations affiliated with the
President of Bay Resources. Interest accrues
at the ANZ Banking Group Limited rate + 1%
for overdrafts over $100,000. Repayment of
loan not required before June 30, 2001. (1)        $430        $214          --
                                                   ----        ----        ----

Total Long-Term                                    $430        $214          --
                                                   ====        ====        ====

(1) Repaid through the issuance of 4,000,000 post split shares. Balance at the date of the stock issuance was approximately $4,076,000. An amount of A$7,000 was repaid on January 20, 2000 partly through the issuance of 8,000,000 options to purchase previously unissued stock. Both issuance's were to a company affiliated with the President of Bay Resources.

(4)  AFFILIATE TRANSACTIONS

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At September 30, 2000, Bay Resources had no outstanding advances to or from unconsolidated affiliated companies. $213,000, $245,000 and $299,000 of accounts payable for the years shown is due to an affiliated management company.

(5)  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bay Resources as a going concern. However, Bay Resources has sustained recurring losses. In addition, Bay Resources has a net working capital deficiency which raises substantial doubts as to its ability to continue as going concerns.

Bay Resources anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid or other arrangements to be put in place.

In addition Bay Resources has historically relied on loans and advances from corporations affiliated with the President of Bay Resources. Based on discussions with these affiliate companies, Bay Resources believes this source of funding will continue to be available.

Other than the arrangements noted above, Bay Resources has not confirmed any other arrangement for ongoing funding. As a result Bay Resources may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

(6)  SALE OF SOLMECS

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

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      September 30, 2000, June 30, 2000 and
                               September 30, 1999


(6)  SALE OF SOLMECS (CONTINUED)

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

The Company has been granted certain demand and "piggyback" registration rights with respect to the SCNV shares. Notwithstanding the foregoing, the Company has agreed not to sell, grant options for sale or assign or transfer any of the SCNV shares, for a period of 24 months from the closing of the ("Lock-up") agreement, which expired in June 2000. Bay Resources has requested SCNV to take the necessary steps to register Bay Resources' shareholding in SCNV.

(7)  INCOME TAXES

Bay Resources files its income tax returns on an accrual basis. Bayou has carry forward losses of approximately US$15 million as of June 30, 2000 which expire in the years 1999 through 2012. Bay Resources will need to file tax returns for those years of the NOL carryforwards. Due to the uncertainty as to realisation of these losses, a valuation allowance of US$5.0 million has been recorded to off set the tax benefit of the carry forward losses.

(8)  NEW BUSINESS OPPORTUNITY

On May 23, 2000 the Company announced their intention to join with Primus Telecom, an International Data, Internet and Telecommunications company, to develop a global electronic trading community ("Portal") to date, no financial commitments have been agreed to.

On September 27, 2000 the Company announced their intention to acquire a strategic investment in St Andrew Goldfields Ltd, ("St Andrew") subject to the completion of due diligence. The Company will issue, if completed, 1 million shares to St Andrew who, in exchange, will issue 16 millions shares to the Company and 16 million common share purchase warrants with an exercise period of 36 months. The Company will hold an approximate 36% interest in St Andrew. The agreement also requires St Andrew to refinance existing debt and raise further working capital, on a best endeavours basis.

(9)  CHANGES IN STOCKHOLDERS' EQUITY

During the year ended June 30, 2000 the Company completed the following transactions:

(a) On June 29, 1999 the Company undertook a reverse stock split on a 1:20 basis and changed its par value from US$0.15 to US$0.0001 per share.

(b) On October 7,1999 the Company issued 4,000,000 post split shares, to a Company affiliated with the President of Bay Resources, in lieu of payment of $4,076,000 in borrowings.

(c) On January 20, 2000 the Company issued 8,000,000 options to purchase previously unissued stock to a company affiliated with the President of Bay Resources. Total consideration totalled $120,000 and included both cash and partial debt repayment.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

      3 months ended September 30, 1999 A$1.00 =  U.S. $.6518
      3 months ended September 30, 2000 A$1.00 =  U.S. $.5407

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30 1999.

Costs and expenses increased from A$92,000 in the three months ended September 30, 1999 to A$393,000 in the three months ended September 30, 2000. The Company's financial statements are prepared in Australian dollars (A$). Since September 30, 1999 the A$ compared to the United States dollar (US$) has fallen by 17%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of September 2000 to 1999 does not always present a true comparison. The increase is a net result of:

a) a decrease in interest expense from A$58,000 for the three months ended September 30, 1999 to A$14,000 for the three months ended September 30, 2000 as a result of the reduction in long term debt of the Company required to fund the Company's operations which partially offset an increase in interest rates over that period.

b) an increase in legal accounting and professional expense from A$4,000 for the three months ended September 30, 1999 to A$9,000 for the three months ended September 30, 2000 as a result of the increase in the level of activity in the review of new business activities such as the business to business (B2B) project being undertaken with Primus Telecom.

c) an increase in administrative costs including salaries from A$30,000 in the three months ended September 30, 1999 to A$152,000 in the three months ended September 30, 2000 as a result of the increase in the level of activity in the review of new business activities such as the business to business (B2B) project being undertaken with Primus Telecom.

As a result of the foregoing, the loss from operations increased from A$92,000 for the three months ended September 30, 1999 to A$175,000 for the three months ended September 30, 2000.

The net loss was A$175,000 for the three months ended September 30, 2000 compared to a net loss of A$92,000 for the thee months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 the Company had short-term obligations of A$250,000 comprising accounts payable and accrued expenses and long term debt of A$430,000.

The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes based on discussions with such affiliates will continue to be available during fiscal 2001.

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

                                     PART II


Item 1.     LEGAL

            Not Applicable

Item 5.     OTHER INFORMATION

            Effective October 20, 2000, the Company changed its corporate name from Baynet Ltd. to Bay Resources Ltd.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            The Company did not file any Report on Form 8-K during the three months ended September 30, 2000.

                                   (FORM 10-Q)
                                        -
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

                         BAY RESOURCES LTD.

                         By:              /s/Joseph I. Gutnick



                                          Joseph I. Gutnick
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Dated: November 15, 2000 By:              /s/ Peter Lee



                                          Peter Lee
                                          Peter Lee, Director, Secretary and
                                          Chief Financial Officer
                                          (Principal Financial Officer)