Form 10-Q
period 2000-12-31
BAY RESOURCES LTD
filed 2001-02-20
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                    FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________
Commission File Number 0-16097


                                BAY RESOURCES LTD
                                    FORMERLY
                        BAYOU INTERNATIONAL, LTD.
         (Exact name of Registrant as specified in its charter)


           Delaware                                        98-0079697
------------------------------------                  --------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements the past 90 days.         Yes [X]       No [_]

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.        Yes  [_]       No [_]

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of December 31, 2000.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      INTRODUCTION TO INTERIM FINANCIAL STATEMENTS.

      The interim financial statements included here in have been prepared by Bay Resources Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30 2000.

      Effective October 17, 2000 the Company changed its name to Bay Resources Ltd.

      In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 2000 and December 31, 1999, the results of its consolidated operations for the three and six month periods ended December 31, 2000 and December 31, 1999, and the changes in its consolidated cash flows for the three and six month periods ended December 31, 2000 and December 31, 1999, have been included. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.


      UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                       December 31, 2000 and June 30, 2000
                              and December 31, 1999
                                   (Unaudited)

                                     ASSETS


                                                      A $000's         A $000's        A $000's
                                                       Dec 31          June 30          Dec 31
                                                        2000             2000            1999
                                                      --------         --------         --------
Current Assets:
Cash                                                  $      8         $      2         $      1
                                                      ------------------------------------------

Total Current Assets                                         8                2                1
                                                      ------------------------------------------
Other Assets:
Investments                                                 49               49              661
Organisational Costs, net                                 --               --                  1
                                                      ------------------------------------------

Total Other Assets                                          49               49              662
                                                      ------------------------------------------

Total Assets                                          $     57         $     51         $    663
                                                      ==========================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses                 $    239         $    285         $    385
                                                      ------------------------------------------

Total Current Liabilities                                  239              285              385
                                                      ------------------------------------------

Long-Term Debt                                             586              214                7
                                                      ------------------------------------------

Total Liabilities                                          825              499              392
                                                      ------------------------------------------
Stockholders' Equity (Deficit):
Common Stock:  $.0001 par value
25,000,000 shares authorised,
6,347,089 issued and outstanding                             1                1                1
less Treasury Stock at Cost, 50,000 shares                 (20)             (20)             (20)
Additional Paid-in-Capital                              25,175           25,175           25,055
Accumulated other Comprehensive Loss                    (6,456)          (6,456)          (5,844)
Retained Deficits                                      (19,468)         (19,148)         (18,921)
                                                      ------------------------------------------

Total Stockholders' Equity (Deficit)                      (768)            (448)             271
                                                      ------------------------------------------
Total Liabilities and
Stockholders' Equity                                  $     57         $     51         $    663
                                                      ==========================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Three Months Ended December 31 2000 and 1999
                 and six months ended December 31, 2000 and 1999
                                   (Unaudited)


                                          A$000's             A$000's              A$000's            A$000's
                                           Three              Three                  Six                Six
                                           Months             Months               Months             Months
                                           Ended               Ended                Ended              Ended
                                           Dec 31              Dec 31               Dec 31             Dec 31
                                            2000                1999                 2000               1999
                                           -------             -------             -------             -------
Revenues:                                  $    --               $  --               $  --               $  --
                                        ----------------------------------------------------------------------
Other Income:                                   --                  --                  --                  --
                                        ----------------------------------------------------------------------
Costs and Expenses:
Interest Expense:                               15                   7                  29                  65
Legal, Accounting &                              2                   7                  11                  11
Professional
Administrative                                 128                  60                 280                  90
                                        ----------------------------------------------------------------------
                                               145                  74                 320                 166
                                        ----------------------------------------------------------------------
Loss from Operations:                         (145)                (74)               (320)               (166)

Foreign Currency Exchange Gain (Loss)           --                  --                  --                  --

                                        ----------------------------------------------------------------------
                                                                    --                                      --
Income (Loss) before Income Tax               (145)                (74)               (320)               (166)
Provision for Income Tax                        --                  --                  --                  --
                                        ----------------------------------------------------------------------
Net Income (Loss)                          $  (145)            $   (74)            $  (320)            $  (166)
                                        ======================================================================

Earnings Per Common Equivalent
Share From                                    (.02)               (.01)               (.05)               (.04)
                                        ======================================================================

Weighted Number of Common
Equivalent Shares Outstanding
000's                                        6,347               6,347               6,347               4,347
                                        ======================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                       December 31, 2000 and June 30, 2000
                              and December 31, 1999
                                   (Unaudited)


                                                                                                                   Accumulated
                                                      Common         Treasury        Paid in                           Other
                                                      Stock          Stock at        Capital        Retained       Comprehensive
                                      Shares          Amount          Cost          (Deficit)       Earnings           Loss
                                     --------        --------        --------       ---------      ----------      -------------
                                       000's          A$000's         A$000's        A$000's         A$000's           A$000's
Balance June 30, 1998                 46,942          $ 9,388          $(20)         $11,592         $(18,267)         $(1,989)

Net Income six months ending
12-31-98                                  --               --            --               --             (250)              --
                                    ---------------------------------------------------------------------------------------------
Balance December 31, 1998             46,942            9,388           (20)          11,592          (18,517)          (1,989)

Net income six months ending
6-30-99                                   --               --            --               --             (238)              --
Net unrealised loss on
marketable securities                     --               --            --               --               --           (3,855)
                                    ---------------------------------------------------------------------------------------------
Balance June 30, 1999                 46,942            9,388           (20)          11,592          (18,755)          (5,844)
20 for 1 Reverse Stock Split         (44,595)          (9,387)           --            9,387               --               --

Issuance of 4,000,000 shares
in lieu of debt repayment              4,000               --            --            4,076               --               --

Net Income six months ending
12-31-99                                  --               --            --               --             (166)              --
                                    ---------------------------------------------------------------------------------------------
Balance December 31, 1999              6,347                1           (20)          25,055          (18,921)          (5,844)

Sale of 8,000,000 options to              --               --            --              120               --               --
purchase common stock

Net unrealised loss on                    --               --            --               --               --             (612)
marketable securities

Net Income six months ending
6-30-00                                   --               --            --               --             (227)              --
                                    ---------------------------------------------------------------------------------------------
Balance June 30, 2000                  6,347                1           (20)          25,175          (19,148)          (6,456)

Net Income six months ending
12-31-00                                  --               --            --               --             (320)              --
                                    ---------------------------------------------------------------------------------------------
Balance December 31, 2000              6,347          $     1          $(20)         $25,175         $ 19,468          $(6,456)
                                    =============================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2000 and 1999
                          and Year Ended June 30, 2000
                                   (Unaudited)


                                                           A $000's           A $000's            A $000's
                                                          Six Months             Year            Six Months
                                                             Ended              Ended               Ended
                                                             Dec 31             June 30             Dec 31
                                                              2000                2000               1999
                                                              ----                ----               -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                            $(320)            $  (393)            $  (166)
Adjustments:
Foreign Currency Translation                                    --                  --                  --
Depreciation and Amortisation                                   --                  --                  --
Loss on Disposition of Assets                                   --                  --                  --
Accounts Receivable                                             --                  --                  --
Organisation Cost                                               --                   1                  --
A/P and Accrued Liabilities                                    (46)                (11)                 89
                                                           --------------------------------------------------
Net Cash Provided (Used) in Continuing Operations             (366)               (403)                (77)
                                                           --------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
Investment in Treasury Stock                                    --                  --                  --
Investment in Subsidiary                                        --                  --                  --
                                                           --------------------------------------------------
Net Cash Provided (Used) in Investing Activities                --                  --                  --
                                                           --------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowing under Credit Line Arrangements                    --                  --                  --
Net Borrowing from Affiliates                                  372                 284                  77
Sale of Options                                                 --                 120                  --
Net Borrowings                                                  --                  --                  --
                                                           --------------------------------------------------
Net Cash Provided by Financing Activities                      372                 404                (251)
                                                           --------------------------------------------------

Net Increase (Decrease) in Cash                                  6                   1                  --
Cash at Beginning of Year                                        2                   1                   1
                                                           --------------------------------------------------
Cash at End of Year                                          $   8             $     2             $     1
                                                           ==================================================
SUPPLEMENTAL DISCLOSURES:

Common Stock Issued in Lieu of
Debt Repayment                                                  --               4,076               4,076
Interest Paid (Net Capitalised)                                 29                  80                   7
Income Tax Paid                                                 --                  --                  --


              The accompanying notes are an integral part of these
                        consolidated financial statements

                        BAY RESOURCES LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 2000, June 30, 2000 and
                                December 31, 1999


(1)  ORGANISATION

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Bay Resources as of December 31, 2000.

Bay Resources acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bay Resources sold its interest in Solmecs effective June 5, 1998.

During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation.

On October 17, 2000 the Company changed its name to Bay Resources Ltd. The change in name is based on the direction the Company wishes to proceed in the future, being a business focused on opportunities in the mining and exploration area.


(2)  INVESTMENT SECURITIES

The following is a summary of Investment Securities at December 31, 2000, June 30, 2000 and December 31, 1999:


                                         A$000's             A$000's             A$000's
                                         Dec 31              June 30             Dec 31
                                          2000                 2000               1999
                                        -------             -------             -------

Investment Cost Method                   $ 4,516             $ 4,516             $ 4,516
Trading Securities:
Marketable Equity
Securities, at cost                           --                  --                  --
Gross Unrealised Gains                        --                  --                  --
Gross Unrealised Losses                   (4,467)             (4,467)             (3,855)
                                         -----------------------------------------------
Marketable Equity Securities,
at fair value                                 49                  49                 661
                                         =================================================

The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividends") are applied as a reduction of the cost of the investment. No securities were sold during 2000 and 1999 and all securities were treated as available for sale for 2000 and 1999. The net unrealised loss of A$612 and A$5,855 shown in the statement of Stockholders Equity for 2000 and 1999 consist entirely of the change in holding loss for those periods.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 2000, June 30, 2000 and
                                December 31, 1999


(3) SHORT TERM AND LONG TERM DEBT

The following is a summary of Bay Resources' borrowing arrangements as of December 31, 2000, June 30, 2000 and December 31, 1999.

                                                          A$000's         A$000's     A$000's
                                                          Dec 31         June 30       Dec 31
Long-Term                                                  2000            2000         1999
                                                           ----            ----         -----
Loan from corporations affiliated with the
President of Bay Resources. Interest accrues at
the ANZ Banking Group Limited rate
+ 1% for overdrafts over $100,000
Repayment of loan not required
before June 30, 2000. (1)(2)                               $586            $214            $7
                                                          -------------------------------------
Total Long-Term                                            $586            $214            $7
                                                          =====================================

(1) Repaid on October 7, 1999 through the issuance of 4,000,000 post split shares. Balance at the date of the stock issuance was approximately $4,076,000. An amount of $7000 was repaid on January 20, 2000 partly through the issuance of 8,000,000 options to purchase shares of the Company. Both issuances were to a company affiliated with the President of Bay Resources.

(4)  AFFILIATE TRANSACTIONS

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At December 31, 2000, Bay Resources had no outstanding advances to or from unconsolidated affiliated companies. $225,000, $245,000 and $344,000 of accounts payable for the years shown is due to an affiliated management company.

(5) GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bay Resources and Solmecs as a going concern. However, Bay Resources has sustained recurring losses. In addition, Bay Resources has no net working capital, which raises substantial doubts as to its ability to continue as going concerns.

Bay Resources anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid or other arrangements to be put in place.

In addition Bay Resources has historically relied on loans and advances from corporations affiliated with the President of Bay Resources. Based on discussions with these affiliate companies and the President. Bay Resources believes this source of funding will continue to be available.

Other than the arrangements noted above, Bay Resources has not confirmed any other arrangements for ongoing funding. As a result Bay Resources may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      December 31, 2000, June 30, 2000 and
                                December 31, 1999


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

The Company has been granted certain demand and "piggyback" registration rights with respect to the SCNV shares. Notwithstanding the foregoing, the Company has agreed not to sell, grant options for sale or assign or transfer any of the SCNV shares, for a period of 24 months from the closing of the ("Lock-up") agreement, which expired in June 2000. Bay Resources has requested SCNV to take the necessary steps to register Bay Resources shareholding in SCNV.

(7) INCOME TAXES

Bay Resources files its income tax returns on an accrual basis. Bay Resources has carry forward losses of approximately US$14 million as of June 30, 1999 which expire in the years 1999 through 2012. Due to the uncertainty as to realisation of these losses, a valuation allowance of US$4.7 million has been recorded to off set the tax benefit of the carry forward losses.

(8)  NEW BUSINESS OPPORTUNITY

On May 23, 2000 the Company announced their intention to join with Primus Telecom, an International Data, Internet and Telecommunications company, to develop a global electronic trading community ("Portal") to date, no financial commitments have been agreed to.

On September 27, 2000 the Company announced their intention to acquire a strategic investment in St Andrew Goldfields Ltd, ("St Andrew") subject to the completion of due diligence. The Company will issue, if completed, 1 million shares to St Andrew who, in exchange, will issue 16 millions shares to the Company and 16 million common share purchase warrants with an exercise period of 36 months. The Company will hold an approximate 36% interest in St Andrew. The agreement also requires St Andrew to refinance existing debt and raise further working capital, on a best endeavours basis. On January 30, 2001 by mutual agreement, the parties terminated the agreement between the Company and St Andrew.

On January 30, 2001, the Company tendered its notice to withdraw from this transaction.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

      6 months ended December 31, 1999 A$1.00 = U.S. $.6531
      6 months ended December 31, 2000 A$1.00 = U.S. $.5548

RESULTS OF OPERATION

SIX MONTHS ENDED DECEMBER 31, 2000 VS. SIX MONTHS ENDED DECEMBER 31 1999.

Costs and expenses increased from A$166,000 in the six months ended December 31, 1999 to A$320,000 in the six months ended December 31, 2000. The increase is a net result of:

a) a decrease in interest expense from A$65,000 for the six months ended December 31, 1999 to A$29,000 for the six months ended December 31, 2000 as a result of the reduction in long term debt of the Company through the issuance of shares in lieu of payment.

b) the increase in administrative costs including salaries from A$90,000 in the six months ended December 31, 1999 to A$280,000 in the six months ended December 31, 2000 due to the substantial amount of costs incurred in the due diligence on St Andrew which included consultants and travel & accommodation.

As a result of the foregoing, the loss from operations increased from A$166,000 for the six months ended December 31, 1999 to A$320,000 for the six months ended December 31, 2000.

The net loss was A$320,000 for the six months ended December 31, 2000 compared to a net loss of A$166,0000 for the six months ended December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000 the Company had short-term obligations of A$239,000 comprising accounts payable and accrued expenses.

The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes based on discussions with such affiliates will continue to be available during fiscal 2000 and 2001.

On October 7, 1999 Bay Resources authorised the issuance effective December 31, 1999 of 4,000,000 shares of its previously unissued stock to a company of which the President of Bay Resources is a director and shareholder, in lieu of repayment of the debt described in note (3). Balance due at the stock issuance was approximately A$4,076,000.

On January 20, 2000 the Board of Directors authorised the issuance of 8,000,000 options to purchase previously unissued shares, to a company of which the President of Bay Resources is a director and shareholder, partly in lieu of repayment of the debt in note (3). Balance at the date of issuance of options was approximately $8000. Options are exercisable after two years for a period of three years at US$1.00 per share.

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

            Not Applicable

Item 5.     OTHER INFORMATION

            Not Applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Reports

                  The Company did not file any Report on Form 8-K during the three months ended December 31, 2000.

            (b)   Exhibits

                  Not Applicable

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

Dated: February 14, 2001      By: /s/   Peter Lee


                             Peter Lee
                             Peter Lee, Director, Secretary and
                             Chief Financial Officer
                             (Principal Financial Officer)