Form 10-Q
period 2001-03-31
BAY RESOURCES LTD
filed 2001-05-15
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                    FORM 1O-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001     or
                               --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

Commission File Number 0-16097
                       -------

                                BAY RESOURCES LTD
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                          98-0079697
------------------------------------                   --------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organisation)                            Identification No.)

             210 Kings Way South Melbourne, Victoria, 3205 Australia
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code     0ll (613) 9234 - 1100
                                                     ------------------------

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
Yes                        No
   --------                   --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of March 31, 2001.

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

         Effective October 17, 2000 the Company changed its name to Bay Resources Ltd.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2001 and March 31, 2000, the results of its consolidated operations for the three and nine month periods ended March 31, 2001 and March 31, 2000, and the changes in its consolidated cash flows for the three and nine month periods ended March 31, 2001 and March 31, 2000, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                        March 31, 2001 and June 30, 2000
                               and March 31, 2000
                                   (Unaudited)

                      ASSETS
                      ------

                                                        A $000's          A $000's         A $000's
                                                           Mar 31           June 30           Mar 31
                                                             2001              2000             2000
                                                         --------          --------         --------
Current Assets:
Cash                                                     $      6          $      2         $      8
                                                         --------          --------         --------
Total Current Assets                                            6                 2                8
                                                         --------          --------         --------
Other Assets:
Investments                                                    49                49            4,115
Organisational Costs, net                                       -                 -                1
                                                         --------          --------         --------
Total Other Assets                                             49                49            4,116
                                                         --------          --------         --------
Total Assets                                             $     55          $     51         $  4,124
                                                         ========          ========         ========


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses                    $    314          $    285         $    348
                                                         --------          --------         --------
Total Current Liabilities                                     314               285              348
                                                         --------          --------         --------
Long-Term Debt                                                627               214               10
                                                         --------          --------         --------
Total Liabilities                                             941               499              358
                                                         --------          --------         --------
Stockholders' Equity (Deficit):
Common Stock:  $.0001 par value
  25,000,000 shares authorised,
  6,347,089 issued and outstanding                              1                 1                1
  less Treasury Stock at Cost, 50,000 shares                  (20)              (20)             (20)
Additional Paid-in-Capital                                 25,175            25,175           25,175
Accumulated other Comprehensive Loss                       (6,456)           (6,456)          (2,390)
Retained Deficits                                         (19,586)          (19,148)         (19,000)
                                                         --------          --------         --------
Total Stockholders' Equity (Deficit)                         (886)             (448)           3,766
                                                         --------          --------         --------
Total Liabilities and
Stockholders' Equity                                     $     55          $     51         $  4,124
                                                         ========          ========         ========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                    Three Months Ended March 31 2001 and 2000
                  and nine months ended March 31, 2001 and 2000
                                   (Unaudited)


                                                         A$000's              A$000's            A$000's        A$000's
                                                           Three                Three               Nine           Nine
                                                          Months               Months             Months         Months
                                                           Ended                Ended              Ended          Ended
                                                          Mar 31               Mar 31             Mar 31         Mar 31
                                                            2001                 2000               2001           2000
                                                         -------              -------            -------        -------
Revenues:                                                $     -              $     -            $     -        $     -
Other Income:                                                  -                    -                  -              -
                                                         -------              -------            -------        -------
                                                               -                    -                  -              -
                                                         -------              -------            -------        -------

Costs and Expenses:
Interest Expense:                                             22                    8                 51             73
Legal, Accounting & Professional                               9                   40                 20             51
Administrative                                                87                   31                367            121
                                                         -------              -------            -------        -------
                                                             118                   79                438            245
                                                         -------              -------            -------        -------
Loss from Operations:                                       (118)                 (79)              (438)          (245)

Foreign Currency Exchange Gain (Loss)                          -                    -                  -              -
                                                         -------              -------            -------        -------
                                                               -                    -                  -              -
                                                         -------              -------            -------        -------
Income (Loss) before Income Tax                             (118)                 (79)              (438)          (245)
Provision for Income Tax                                       -                    -                  -              -
                                                         -------              -------            -------        -------
Net Income (Loss)                                        $  (118)             $   (79)           $  (438)       $  (245)
                                                         =======              =======            =======        =======

Earnings Per Common Equivalent Share From
Continuing Operations (cents per share)                  $  (.02)             $  (.01)           $  (.07)       $  (.02)
                                                         =======              =======            =======        =======

Weighted Number of Common Equivalent Shares
Outstanding 000's                                          6,347                6,347              6,347         15,368
                                                         =======              =======            =======        =======



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                        March 31, 2001 and June 30, 2000
                               and March 31, 1999
                                   (Unaudited)



                                   Shares        Common      Treasury       Paid in      Retained     Accumulated       Total
                                                  Stock      Stock at       Capital      Earnings           Other
                                                 Amount          Cost                   (Deficit)   Comprehensive
                                                                                                             Loss

                                     000's      A$000's       A$000's       A$000's       A$000's         A$000's     A$000's
                                   -------      -------      --------      --------     ---------  --------------     -------
Balance June 20, 1998              46,942       $ 9,388      $    (20)     $ 11,592     $ (18,267)     $   (1,989)    $   704

Comprehensive Income

  Net unrealised loss on
  marketable securities                 -             -             -             -             -          (3,855)     (3,855)

  Net income year ended
  6-30-99                               -             -             -             -          (488)              -        (488)
                                                                                                                      -------

Total Comprehensive Income              -             -             -               -           -               -      (4,343)
                                   -------      -------      --------      --------     ---------      ----------     -------
Balance June 30, 1999               46,942        9,388           (20)       11,592       (18,755)         (5,844)     (3,639)
Comprehensive Income

  Net unrealised gain on
  marketable securities                 -             -             -             -             -            (612)       (612)

  Net income year ended
  6-30-00                               -             -             -             -          (393)              -        (393)
                                                                                                                      -------
Total Comprehensive Income              -             -             -             -             -               -      (1,005)
                                                                                                                      -------
20 for 1 Reverse Stock Split      (44,595)       (9,387)            -         9,387             -               -           -

Issuance of 4,000,000 shares
in lieu of debt repayment           4,000             -             -         4,076             -               -       4,076

Sale of 8,000,000 options to
purchase common stock                   -             -             -           120             -               -         120
                                   -------      -------      --------      --------     ---------      ----------     -------
Balance 6-30-00                     6,347             1           (20)       25,175       (19,148)         (6,456)       (448)

Comprehensive Income

  Net unrealised gain on
  marketable securities                 -             -             -             -             -               -           -

  Net income nine months
  ending 3-31-01                        -             -             -             -          (438)              -        (438)
                                                                                                                      -------
Total Comprehensive Income              -             -             -             -             -               -        (438)
                                   -------      -------      --------      --------     ---------      ----------     -------
Balance 3-31-01                      6,347      $     1      $    (20)     $ 25,175     $ (19,586)     $   (6,456)    $  (886)
                                   =======      =======      ========      ========     =========      ==========     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2001 and 2000
                          and Year Ended June 30, 2000
                                   (Unaudited)


                                                              A $000's         A $000's         A $000's
                                                              9 Months             Year         9 Months
                                                                 Ended            Ended            Ended
                                                                Mar 31          June 30           Mar 31
                                                                  2001             2000             2000
                                                              --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                              $  (438)         $  (393)          $ (245)
Adjustments:
Foreign Currency Translation                                         -                -                -
Depreciation and Amortisation                                        -                -                -
Loss on Disposition of Assets                                        -                -                -
Change Net of Effects of Subsidiary
Acquisitions:
Organisational costs                                                 -                1                -
Accounts Receivable                                                  -                -                -
A/P and Accrued Liabilities                                         29              (11)              52
                                                              --------         --------         --------
Net Cash Provided (Used) in Continuing Operations                 (409)            (403)            (193)
                                                              --------         --------         --------
CASH FLOW FROM INVESTING ACTIVITIES:
Investment in Treasury Stock                                         -                -                -
Investment in Subsidiary                                             -                -                -
                                                              --------         --------         --------
Net Cash Provided (Used) in Investing Activities                     -                -                -
                                                              --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowing under Credit Line Arrangements                         -                -                -
Net Borrowing from Affiliates                                      413              284               80
Sale of Options                                                      -              120              120
                                                              --------         --------         --------
Net Cash Provided by Financing Activities                          413              404              200
                                                              --------         --------         --------
Net Increase (Decrease) in Cash                                      4                1                7
Cash at Beginning of Year                                            2                1                1
                                                              --------         --------         --------
Cash at End of Year                                            $     6          $     2           $    8
                                                              ========         ========         ========
Supplemental Disclosures:
Common Stock Issued in Lieu of
Debt Repayment  $                                                    -            4,076            4,076
Interest Paid (Net Capitalised)                                     51               80               73
Income Tax Paid $                                                    -                -                -









              The accompanying notes are an integral part of these
                        consolidated financial statements

                        BAY RESOURCES LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 2001, June 30, 2000 and
                                 March 31, 2000


(1)  ORGANISATION

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Bay Resources as of March 31, 2001.

Bay Resources acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bay Resources sold its interest in Solmecs effective June 5, 1998.

During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation.

On October 17, 2000 the Company changed its name to Bay Resources Ltd. The change in name is based on the direction the Company wishes to proceed in the future, being focused on opportunities in the mining & exploration area.


(2)  INVESTMENT SECURITIES

The following is a summary of Investment Securities at March 31, 2001, June 30, 2000 and March 31, 2000:

                                          A$000's          A$000's           A$000's
                                           Mar 31          June 30            Mar 31
                                             2001             2000              2000
                                          -------          -------           -------
Investment Cost Method                      4,516            4,516             4,516
Trading Securities:
Marketable Equity
Securities, at cost                             -                -                 -
Gross Unrealised Gains                          -                -                 -
Gross Unrealised Losses                    (4,467)          (4,467)             (401)
                                         --------          -------           -------
Marketable Equity Securities,
at fair value                                  49               49             4,115
                                         ========           ======           =======

The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividends") are applied as a reduction of the cost of the investment. No investments were sold during 2001 and 2000 and all securities were treated as available for sale for 2001 and 2000. The net unrealised loss of A$ 0 and A$ 612 shown in the Statement of Stockholders Equity for 2001 and 2000 consist entirely of the change in holding loss for those periods.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 2001, June 30, 2000 and
                                 March 31, 2000


(3)  SHORT TERM AND LONG TERM DEBT

The following is a summary of Bay Resources' borrowing arrangements as of March 31, 2001, June 30, 2000 and March 31, 2000.


                                                                       A$000's          A$000's           A$000's
                                                                        Mar 31          June 30            Mar 31
Long-Term                                                                 2001             2000              2000
---------                                                              -------          -------           -------
Loan from corporations affiliated with
the President of Bay Resources. Interest
accrues at the ANZ Banking Group Limited
rate + 1% for overdrafts over $100,000.
Repayment of loan not required
before June 30, 2001. (1)                                                  627              214                10
                                                                       -------          -------           -------
Total Long-Term                                                            627              214                10
                                                                       -------          -------           -------



(1) Repaid on October 7, 1999 through the issuance of 4,000,000 post split shares. Balance at the date of the stock issuance was approximately $4,076,000. An amount of $7,000 was repaid on January 20, 2000 partly through the issuance of 8,000,000 options to purchase shares of the Company. Both issuances were to a company affiliated with the President of Bay Resources.


(4)  AFFILIATE TRANSACTIONS

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At March 31, 2001, Bay Resources had no outstanding advances to or from unconsolidated affiliated companies.
$ 279,000, $ 245,000 and $ 295,000 of accounts payable for the dates shown on the balance sheet are due to an affiliated management company.


(5)  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bay Resources and Subsidiary as a going concern. However, Bay Resources has sustained recurring losses. In addition, Bay Resources has no net working capital, which raises substantial doubts as to its ability to continue as going concerns.

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

                        BAY RESOURCES LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 2001, June 30, 2000 and
                                 March 31, 2000


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


(8)  NEW BUSINESS OPPORTUNITY

On May 23, 2000 the Company announced their intention to joint venture with Primus Telecom, an International Data, Internet and Telecommunications company, to develop a global electronic trading community ("Portal") to date, no financial commitments have been agreed to.

On September 27, 2000 the Company announced their intention to acquire a strategic investment in St Andrew Goldfields Ltd, ("St Andrew") subject to the completion of due diligence. The Company would have issued, if completed, 1 million shares to St Andrew who, in exchange, would have issued 16 millions shares to the Company and 16 million common share purchase warrants with an exercise period of 36 months. The Company would have held an approximate 36% interest in St. Andrew. The agreement also required St Andrew to refinance existing debt and raise further working capital, on a best endeavours basis. On January 30, 2001, by mutual agreement, the parties terminated the agreement between the Company and St Andrew.


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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         9 months ended March 31, 2000 A$1.00 = U.S. $.6071
         9 months ended March 31, 2001 A$1.00 = U.S. $.4856

RESULTS OF OPERATION

NINE MONTHS ENDED MARCH 31, 2001 VS. NINE MONTHS ENDED MARCH 31 2000.

Costs and expenses increased from A$ 245,000 in the nine months ended March 31, 2000 to A$ 438,000 in the nine months ended March 31, 2001. The increase is a net result of:

a) a decrease in interest expense from A$ 73,000 for the nine months ended March 31, 2000 to A$ 51,000 for the nine months ended March 31, 2001 as a result of the reduction in long term debt of the Company through the issuance of shares in lieu of payment.

b) a decrease in legal accounting and professional expense from A$ 51,000 for the nine months ended March 31, 2000 to A$ 20,000 for the nine months ended March 31, 2001. In fiscal 2000, the cost related to work being undertaken on the ecommerce project by the Company. This project ceased in fiscal 2000 and there is no similar cost in fiscal 2001.

c) the increase in administrative costs including salaries from A$ 121,000 in the nine months ended March 31, 2000 to A$ 367,000 in the nine months ended March 31, 2001, as a result of work undertaken on the change of the Company's activities and due diligence on the proposed acquisition of an interest in St Andrew Goldfields Ltd.

As a result of the foregoing, the loss from operations increased from A$ 245,000 for the nine months ended March 31, 2000 to A$ 438,000 for the nine months ended March 31, 2001.

The net loss was A$ 438,000 for the nine months ended March 31, 2001 compared to a net loss of A$ 245,000 for the nine months ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001 the Company had short-term obligations of A$ 314,000 comprising accounts payable and accrued expenses and long term obligations of A$ 627,000.

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

                                     PART II


Item 1.    LEGAL

           Not Applicable

Item 5.    OTHER INFORMATION

           (a) Mr. Ian Currie resigned as a Director of the Company on 9 March 2001.

           (b) Mr. David Prentice was appointed a Director of the Company on 21 March 2001.

               Mr. Prentice has over 13 years experience in the mining industry in both land management and business development. He has extensive experience in managing the commercial aspects of publicly listed exploration and mining companies, including business and project analysis support (playing an active role in the growth of companies by assisting with the identification and analysis of potential acquisition opportunities), negotiating and managing land access and Joint Venture agreements and managing legislative compliance (including Native Title, Environmental and Mining legislation across Australia).

           (c) Mr. Dov Farkas was appointed a Director of the Company on 21 March 2001.

               Mr. Farkas has been responsible since January 2000, for the investor relations activities of six public listed companies in the resources and biotechnology fields, namely Astro Mining N.L, Autogen Limited, Bay Resources Ltd, Gutnick Resources N.L, Johnson's Well Mining N.L and Quantum Resources Limited.

               Prior to that time, Dov was employed by the Swiss commodities trading group Glencore International AG, in the global coal trading division based in Sydney. During this four-year period at Glencore, the coal trading division grew to become the world's largest coal trading company.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Reports

                The Company did not file any Report on Form 8-K during the three months ended March 31, 2001.

                                   (FORM 10-Q)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

                                    BAY RESOURCES LTD.

                                    By:  /s/ Joseph I. Gutnick
                                         ---------------------------------
                                         Joseph I. Gutnick
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Dated: May 15, 2001                 By:  /s/ Peter Lee
                                         ---------------------------------
                                         Peter Lee
                                         Peter Lee, Director, Secretary and
                                         Chief Financial Officer
                                         (Principal Financial Officer)