Form 10-K
period 2001-06-30
BAY RESOURCES LTD
filed 2001-09-28
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 (Mark one)
[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001 or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________  to _______________

Commission File Number 0-16097

                               BAY RESOURCES LTD.
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

                           N/A

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was A$2,561,859 (US$1,357,785) as at September 7, 2001.

There were 6,347,089 outstanding shares of Common Stock as of June 30, 2001.

TABLE OF CONTENTS                                                     PAGE
PART I
Item 1      Business                                                    1
Item 2      Properties                                                  4
Item 3      Legal Proceedings                                           4
Item 4      Submission of Matters to a Vote of Security Holders         4

PART II
Item 5      Market for the Registrant's Common Equity and               5
            Related Stockholder Matters
Item 6      Selected Financial Data                                     6
Item 7      Management's Discussion and Analysis of                     8
            Financial Condition and Results of Operations
Item 7A     Not applicable                                             10
Item 8      Not applicable                                             10
Item 9      Not applicable                                             10

PART III
Item 10     Directors and Executive Officers of the Registrant         11
Item 11     Executive Compensation                                     12
Item 12     Security Ownership of Certain Beneficial Owners            13
            and Management
Item 13     Certain Relationships and Related Transactions             14

PART IV
Item 14     Exhibits, Financial Statement Schedules, and Reports       16
            on Form 8-K

            Signatures                                                 17

            Exhibit Index                                              19

                                     PART I

ITEM 1   BUSINESS

GENERAL

Bay Resources, Ltd., a Delaware corporation (the "Company") is currently looking for opportunities in the mining and exploration industry in North America, Canada and Latin America.

Over the past few years the Company's major asset has been its 24% holding in the stock of SCNV Acquisition Corp ("SCNV"), a Delaware corporation engaged in the research and development of high efficiency, low pollution or pollution-free products and technologies in the energy conversion and conservation fields. Pursuant to a Stock Purchase Agreement dated as of June 5, 1998, ("the Stock Purchase Agreement") the Company acquired 499,701 shares in SCNV, representing approximately 24% of the issued and outstanding share capital of SCNV, in return for the whole of the share capital of Solmecs Corporation N.V., ("Solmecs"), a Netherlands Antilles company which was formerly a wholly owned subsidiary of the Company.

The Company has two wholly owned subsidiaries, Baynet International Pty Ltd and Baynex.com.Pty Ltd, both of which are incorporated in Australia, and are currently inactive.

In connection with the Company's future business activities, it is the policy of the Company's Board of Directors that it will not engage in any activities the scope and nature of which would subject the Company to registration and reporting requirements of the Investment Company Act of 1940.

Unless otherwise indicated, all amounts in this Report are presented in Australian Dollars ("A$"). For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 2001 have been translated into United States Dollars ("US$) using the rate of exchange at June 30, 2001 of A$1.00=US$0.508.

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

In May 2000, the Company commenced work on the development of a B2B mining portal however, little work has been undertaken in the last nine months and the project is currently inactive.

On July 13, 2000 the Company changed the name of its subsidiary, Bayou Australia Pty Ltd to Baynex.com.Pty Ltd. On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Baynet International Pty Ltd, a corporation incorporated under the laws of Australia. In October 2000, the Company changed its name to Bay Resources Ltd.

During fiscal 2001, the Company conducted a due diligence review of St. Andrew Goldfields Ltd ("St. Andrew") with a view to taking a substantial investment in St. Andrew. Following the conclusion of the review, the Company decided not to proceed with the investment.

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

SEARCH FOR NEW BUSINESS OPPORTUNITIES

As a result of the sale of SCNV, the Company's only significant asset is its investment in SCNV. The Company has no further operating business. The Board of Directors is exploring opportunities to effect an acquisition whether by merger, exchange or issuance of capital stock, acquisition of assets, or other similar business combination (a "Business Combination"), which the Board believes may have significant growth potential. As the Company competes for desirable acquisition candidates with a large number of entities with significantly greater financial resources and technical expertise than the Company, the Company cannot be assured that it will succeed in its efforts to conclude a Business Combination. If a Business Combination is effected, the success of the Company will depend to a great extent on the operations, financial condition, management and prospects of the entity, if any, with which the Company may merge or which it may acquire. As the Company has no arrangement, agreement or understanding with a particular business entity, the specific risks presented by such business cannot be described or assessed at this time. Such business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured and such business may be in competition with larger, more established firms over which it will have no competitive advantage. The Company's new business opportunity may be highly illiquid and could result in a total loss to the Company if the opportunity is unsuccessful. Given the Company's limited resources, it is expected that the Company may not be in a position to diversify this risk by acquiring an interest in more than one business.

Depending on the size and nature of the entity, if any, which may be acquired, the Company may utilize cash, equity, debt or a combination thereof to increase the amount of capital available for a Business Combination or to finance the operation of the acquired business. Although the Company believes additional capital may be required, the necessity for and the amount and nature of any future borrowings or other financings by the Company will depend on numerous considerations including the Company's capital requirements, its perceived ability to service such debt and prevailing conditions in the financial markets and the general economy. No assurance can be made that additional capital will be available on terms acceptable to the Company. If the Company issues additional equity to raise capital or to acquire a new business, the percentage of ownership of the current shareholders could be reduced and an "ownership change" could occur for tax purposes. An "ownership change" could adversely affect the Company's ability to use its net operating loss carryforwards.

Although the Company is subject to regulation under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, management believes the Company is not subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act") insofar as the Company is not engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities or in the event the Company is unable to consummate a Business Combination for a substantial period of time, the Company could be subject to regulation under the Investment Company Act. In such event, the Company would be required to register as an investment company, and could incur significant registration and compliance costs and would be subject to extensive regulation

EMPLOYEES

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated ( in US$):

CALENDAR PERIOD                   HIGH BID (1)                    LOW BID (1)
---------------                   ---------                       --------
1999
First Quarter                       0.125                           0.063
Second Quarter                      0.125                           0.063
Third Quarter                       1.250                           0.220
Fourth Quarter                      1.000                           1.000

2000
First Quarter                          --                              --
Second Quarter                      4.000                           1.010
Third Quarter                       5.000                           4.000
Fourth Quarter                      5.000                           4.000

2001
First Quarter                       5.000                           4.000
Second Quarter                      4.500                           1.060

(1) The quotations set out herein reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

SHAREHOLDERS

As of August 31, 2001 the Company had approximately 300 shareholders of record.

DIVIDEND POLICY

It is the present policy of the Board of Directors to retain earnings for use in the Company's business. The Company has not declared any cash dividends to the holders of its Common Stock and does not intend to declare such dividends in the foreseeable future

TRANSFER AGENT

The United States Transfer Agent and Registrar of the Company is The Bank of New York.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company presented below for each of the years in the five-year period ended 30 June, 2001, and the balance sheet data at June 30, 1997, 1998, 1999, 2000 and 2001 have been derived from the consolidated financial statements of the Company, which financial statements have been examined by David T. Thomson PC, independent accountants, in respect of the years June 30, 1997, 1998, 1999, 2000 and 2001. The selected financial data should be read in conjunction with the consolidated financial statements of the Company for each of the years in the three-year period ended June 30, 2001, and Notes thereto, which are included elsewhere in this Annual Report and with "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations".

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               Year ended June 30

                                                                                                    CONV.
                                                                                                   TRANSL.
                                    1997         1998         1999         2000         2001        2000
                                     A$           A$           A$           A$           A$          US$
Revenues                              --           --           --           --           --           --
                                  ------------------------------------------------------------------------

Costs and expenses                  (380)        (544)        (488)        (393)        (407)        (207)
                                  ------------------------------------------------------------------------

Loss from operations                (380)        (544)        (488)        (393)        (407)        (207)

Other income (loss)                  344        7,280           --           --       (4,516)      (2,292)
                                  ------------------------------------------------------------------------

Profit (loss) before income
taxes                                (36)       6,736         (488)        (393)      (4,923)      (2,499)

Provision for income taxes            --           --           --           --           --           --
                                  ------------------------------------------------------------------------

Net profit (loss) from
Continuing Operations                (36)       6,736         (488)        (393)      (4,923)      (2,499)

Net loss from
Discontinued Operations           (1,224)        (952)          --           --           --           --
                                  ------------------------------------------------------------------------

Net profit (loss)                 (1,260)       5,784         (488)        (393)      (4,923)      (2,499)
                                  ------------------------------------------------------------------------

                                     A$           A$           A$           A$           A$           US$
Net profit (loss) per share
On continuing operations              --         2.87        (0.21)       (0.07)        (.78)        (.40)

On discontinued
operations                         (0.03)       (0.41)          --           --           --           --
                                  ------------------------------------------------------------------------

                                   (0.03)        2.46        (0.21)       (0.07)        (.78)        (.40)
                                  ------------------------------------------------------------------------

                                  NUMBER       NUMBER       NUMBER       NUMBER      NUMBER       NUMBER
Weighted average number
of shares outstanding             46,942        2,347        2,347        5,680       6,347        6,347
                                  ------------------------------------------------------------------------

                                     A$           A$           A$           A$           A$           US$
Total assets                           1        4,518          663           51            1            1
Total liabilities                  3,507        3,814        4,302          499          905          459
                                  ------------------------------------------------------------------------
Stockholders' equity
(deficiency)                      (3,506)         704       (3,639)        (448)        (904)        (458)
                                  ------------------------------------------------------------------------

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

                YEAR ENDED
                   JUNE 30
                    1997             A$1.00 = US$0.746
                    1998             A$1.00 = US$0.620
                    1999             A$1.00 = US$0.661
                    2000             A$1.00 = US$0.602
                    2001             A$1.00 = US$0.508

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2001 VERSUS YEAR ENDED JUNE 30, 2000

Total costs and expenses have increased from A$393,000 for the year ended June 30, 2000 to A$407,000 (US$207,000) for the year ended June 30, 2001. The increase was a net result of:

i) A decrease in interest expense from A$80,000 to A$69,000(US$35,000) as a result of the conversion of the debt owing to Chevas Pty Ltd, a company associated with Mr. J.I. Gutnick, President of Bay Resources Ltd, into equity in the Company in the prior fiscal year and the full effect of lower debt levels has been reflected in the interest cost in the current fiscal year.

ii) A decrease in legal, accounting and professional costs from A$69,000 to A$43,000 (US$22,000). In the prior fiscal year, substantial work was undertaken in regard to the Company's proposed new B2B internet activities for which there was no comparable work in the current fiscal year.

iii) An increase in administrative costs from A$244,000 to A$295,000 (US$150,000) as a result of the work undertaken on a proposed investment in St Andrew Goldfields Ltd whereas in the prior year, the costs related to the proposed new business activity of the Company in the area of B2B internet.

Accordingly, the loss from continued operations increased from A$393,000 for the year ended June 30, 2000 to A$407,000 (US$207,000) for the year ended June 30, 2001.

During the year ended June 30, 2001 the Company recognised the permanent decline of its investment in SCNV and recorded a loss of A$4,516,000.

The Company was not required to provide for income tax during the years ended June 30, 2001 or 2000.

The net loss amounted to A$4,923,000 (US$2,499,000) for the year ended June 30, 2001 compared to a net loss of A$393,000 for the year ended June 30, 2000. The net loss per common equivalent share was A$.78 (US$.40) compared with a net loss with a common equivalent share of A$0.07 in the prior year.

YEAR ENDED JUNE 30, 2000 VERSUS YEAR ENDED JUNE 30, 1999

Total costs and expenses have decreased from A$488,000 for the year ended June 30, 1999 to A$393,000 for the year ended June 30, 2000. The decrease was a net result of:

i) A decrease in interest expense from A$321,000 to A$80,000 as a result of the conversion of the debt owing to Chevas Pty Ltd, a company associated with Mr. J.I. Gutnick, President of Bay Resources Ltd, into equity in the Company.

ii) An increase in legal, accounting and professional costs from A$34,000 to A$69,000 as a result of work undertaken in regard to the Company's proposed new B2B internet activities.

iii) An increase in administrative costs from A$133,000 to A$244,000 as a result of the work undertaken in regard to the proposed new business activity of the Company in the area of B2B internet.

Accordingly, the loss from operations decreased from A$488,000 for the year ended June 30, 1998 to A$393,000 for the year ended June 30, 2000.

The Company was not required to provide for income tax during the years ended June 30, 2000 or 1999.

The net loss amounted to A$393,000 for the year ended June 30, 2000 compared to a net loss of A$488,000 for the year ended June 30, 1999. The net loss per common equivalent share was A$0.07 compared with a net loss with a common equivalent share of A$0.21 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001 the Company had the short-term obligations of A$264,000 (US$134,000) consisting of accounts payable and accrued expenses.

The Company also had long-term obligations of A$641,000 (US$325,000) at June 30, 2001 which were amounts owed to Chevas Pty Ltd of which Mr. J.I. Gutnick, President of the Company, is a Director.

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

ITEM 8.  SEE ITEM 14

ITEM 9.  NOT APPLICABLE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company during the year ended June 30, 2001.

NAME                               AGE               POSITION(S) HELD
Joseph Gutnick                     49                Chairman of the Board
                                                     President, Chief Executive
                                                     Officer and Director.

David Tyrwhitt                     63                Director.

Peter Lee                          44                Director, Secretary, Chief
                                                     Financial Officer and Chief
                                                     Accounting Officer.

Marcus Solomon                     38                Director

David Prentice                     37                Director
(Appointed March 2001)

Dov Farkas                         26                Director
(Appointed March 2001)

Ian Currie                         40                Director
(resigned March 2001)

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

DAVID PRENTICE

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

DOV FARKAS

Mr. Farkas has been responsible since January 2000 for the investor relations activities of six public listed companies in the resources and biotechnology fields, namely Astro Mining N.L, Autogen Limited, Bay Resources Ltd, Gutnick Resources N.L, Johnson's Well Mining N.L and Quantum Resources Limited. Prior to that time, Mr Farkas was employed by the Swiss commodities trading group Glencore International AG, in the global coal trading division based in Sydney. During this four-year period at Glencore, the coal trading division grew to become the world's largest coal trading company.

ITEM 11. EXECUTIVE COMPENSATION.

No officer individually and no group of officers and Directors received any compensation for their services on behalf of, or rendered to, the Company for the fiscal year ended June 30, 2001, other than as noted below.

In accordance with the Service Agreement, the Company paid AWI Admin A$267,000 for the fiscal year ended June 30, 2001, for services rendered and facilities provided by AWI Admin to the Company, including the services of the Company's Chief Executive Officer and Chief Financial Officer.

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

COMPENSATION PURSUANT TO PLANS.

The Company does not directly employ any employees nor does it have any pension or profit sharing plans and no contributions were made to any employee benefit or health plan during the year ended June 30, 2001.

COMPENSATION TO DIRECTORS

It is the policy of the Company to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings. In the year ended June 30, 2001 the Directors were paid A$76,283 for services as a Director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets out, to the best of the Company's knowledge, the numbers of shares in the Company beneficially owned as at June 30, 2001 by:

(i)      each of the present Executive Officers and Directors of the Company,

(ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of the Common Stock, and

(iii)    all present Directors and officers of the Company as a group.

NAME                                NUMBER OF SHARES OWNED            PERCENTAGE OF
                                                                      SHARES (1)
Edensor Nominees

Pty Ltd                             5,002,310                          78.8%

Joseph Gutnick                      5,053,960      (2)(3)              79.6%
                                                (4)(6)(7)

Stera Gutnick                       5,028,310      (4)(7)              79.2%

David Tyrwhitt                             --         (2)                --

Peter Lee                                  --         (2)                --

Marcus Solomon                             --         (5)                --

David Prentice                             --         (2)                --

Dov Farkas                                 --         (2)                --
                                   -----------------------------------------
All officers and Directors

As a group                          5,053,960                           79.6%
                                   -----------------------------------------

NOTES RELATING TO ITEM 12:

(1)      Based on 6,347,089 shares outstanding

(2)      Does not include:

         (i)      47,082 shares of Common Stock beneficially owned by Autogen,

                  or

         (ii) 8,949 shares of Common Stock beneficially owned Gutnick Resources NL,

                  or

         (iii) 27,079 shares of Common Stock beneficially owned by Australian Gold Resources Limited,

                  or

         (iv) 1,918 shares of Common Stock beneficially owned by Quantum Resources Limited,

                  or

         (v)      229,489 shares of Common Stock beneficially owned by AWI
                  Admin,

         of which companies Messrs Gutnick, Lee, Prentice, Farkas and Dr. Tyrwhitt are officers and/or Directors, as they disclaim beneficial ownership of those shares.

(3) Does not include 2,500 shares of Common Stock beneficially owned by the Company.

(4) Includes 5,002,310 shares of Common Stock owned by Edensor Nominees Pty Ltd and 26,000 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(5) Does not include 8,949 shares of Common Stock beneficially owned by GKR a company of which Mr Solomon is Director however he disclaims beneficial ownership to those shares.

(6)      Joseph Gutnick is the beneficial owner of 25,650 shares of Common
         Stock.

(7)      Joseph Gutnick and Stera Gutnick are husband and wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with the Service Agreement AWI Admin provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. As compensation therefore, the Company pays AWI Admin for the actual costs of such facilities plus a maximum service fee of 15%. The Company paid AWI Admin A$267,000 in respect of the Service Agreement for the fiscal year ended June 30, 2001, A$205,029 for the fiscal year ended June 30,2000 and A$74,852 for the fiscal year ended June 30,1999. The Service Agreement may be terminated by written notice by either party.

Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30, 1999 the Company had a liability to Chevas of A$4,006,027. During the 2000 fiscal year, Chevas paid expenses totalling A$76,548 on behalf of the Company, loaned a further A$212,000 to the Company and charged A$56,410 in interest to the Company on the loan account. During the 2000 fiscal year, the Company issued 4,000,000 shares to Edensor Nominees Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, in lieu of repayment of the liability owing to Chevas which amounted to A$4,076,000 at the time of the issue. During the 2001 fiscal year, chevas loaned a further A$378,630 and charged A$48,796 in interest to the Company on the loan account. At June 30,2001, the Company owed Chevas A$641,572.

Chevas charges interest to the Company on outstanding balances of the loan account at the ANZ Banking Group Limited reference rate for overdrafts over A$100,000 plus 1%. In accordance with this formula, the actual interest rate charged during the 2001 fiscal year varied between 8.25% and 9.95%.

On January 20, 2000, the Company issued 8,000,000 options over fully paid shares in the capital of the Company at an issue price of US$0.01 per option and an exercise price of US$1.00 per option to Edensor. The options have a term of 5 years with a non-exercise period of 2 years subject to a further board approval for Edensor Nominees Pty Ltd, either directly of indirectly, to exercise options in the case of a further requirement of the Company to raise working capital. On March 22, 2001, the Directors agreed to extend the term of the options from 5 years to 10 years.

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

         (iii) The consolidated balance sheet of SCNV Acquisition Corp. and subsidiaries as at June 30, 2001 and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the fiscal year ended June 30, 2001 and the auditor's report thereon contained in SCNV's Annual Report on Form 10KSB for its fiscal year ended June 30, 2001 (File No. 0-29624) are incorporated herein by reference (with the exception of the specific information and report referred to, no part of the SCNV Annual Report on Form 10-K is deemed a part of this Report).

(b)      EXHIBITS

         The Exhibits to this Annual Report on Form 10-K are listed in the
         Exhibit Index at page 19 of this Annual Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                        BAY RESOURCES LTD.

                                        (Registrant)



                                        By:   /s/ Peter J Lee
                                              -------------------------------
                                                 Peter J Lee
                                                 Director, Secretary,
                                                 Chief Financial Officer
                                                 and Principal Financial
                                                 and Accounting Officer



Dated: September 24, 2001

                            FORM 10-K SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                   DATE
       /s/ Joseph Gutnick
1.     .................................    Chairman of the Board,
       Joseph Gutnick                       President and Chief Executive
                                            Officer (Principal Executive
                                            Officer), and Director.           September 24, 2001


       /s/ David Tyrwhitt
2.     .................................    Director.                         September 24, 2001
       David Tyrwhitt


       /s/ Marcus Solomon
3.     .................................    Director.                         September 24, 2001
       Marcus Solomon


       /s/ Peter Lee
4.     ..................................   Director, Secretary,
       Peter Lee                            Chief Financial Officer and
                                            Principal Financial and
                                            Accounting Officer.               September 24, 2001


       /s/ David Prentice
5.     ..................................   Director.                         September 24, 2001
       David Prentice


       /s/ Dov Farkas
6.     .................................    Director                          September 24, 2001
       Dov Farkas

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


(1)      Exhibit 3.1       3.1              Certificate of Incorporation of the
                                            Registrant.

(1)      Exhibit 3.2       3.2              By-laws of the Registrant.

(2)      Exhibit B         3.3              Amendment to Certificate of
                                            Incorporation

(5)      Exhibit A         3.4              Amendment to Certificate of
                                            Incorporation

                           3.5              Amendment to Certificate of
                                            Incorporation dated October 17,
                                            2000.

(6)      Exhibit           3.4


(3)      Exhibit 10.5      10.4             Service Agreement dated November 25,
                                            1988, by and between the Registrant
                                            and AWI Administration Services Pty
                                            Limited.

(4)      Exhibit 10.5      10.5             Form of Stock Purchase Agreement
                                            among Baynet, Solmecs and SCNV.

         Exhibit           21 *             List of Subsidiaries as at June 30,
                                            2001.

         *Filed herewith

                                            FINANCIAL STATEMENTS FOR THE YEARS
                                            ENDED JUNE 30, 2000 AND 2001.

                                            Bay Resources, Ltd
                                                     Audited Consolidated
                                                     Financial Statements for
                                                     the Company and its
                                                     Subsidiaries for the year
                                                     ended June 30, 2000 and
                                                     audited Financial
                                                     Statements for the Company
                                                     for the year ended June 30,
                                                     2001.

(1)      Registrant's Registration Statement on Form S-1 (File No. 33-14784).

(2)      [Registrant's Definitive Information Statement dated June 5, 1998].

(3) [Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1989.]

(4)      [Registrant's Form 8-K filed on July 21, 1998]

(5)      [Registrant's Definitive Information Statement dated August 11, 1999]

(6) [Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000]

                       BAY RESOURCES LTD, AND SUBSIDIARIES

               (formerly Baynet Ltd and Bayou International, Ltd)

                        Consolidated Financial Statements

                             June 30, 2001 and 2000

                       (with Independent Auditor's Report)

CONTENTS

                                                                                               Page

Report of Independent Auditor                                                                     1
Consolidated Balance Sheets                                                                       2
Consolidated Statements of Operations                                                             3
Consolidated Statements of Stockholders' Equity                                                   4
Consolidated Statements of Cash Flows                                                             5
Notes to Consolidated Financial Statements                                                     6-11

DAVID T.
       THOMSON P.C.                                  CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders of Bay Resources, Ltd

I have audited the accompanying consolidated balance sheets of Bay Resources, Ltd (formerly Baynet Ltd and Bayou International, Ltd) (a Delaware corporation) and Subsidiaries at June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Resources, Ltd. and Subsidiaries at June 30, 2001 and 2000 and the results of its operations and its cash flows for each of three years in the period ended June 30, 2001, in conformity with generally accepted accounting principles in the United States of America.

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





                                                      /s/ DAVID T. THOMSON P.C.
                                                      -------------------------
                                                      DAVID T. THOMSON P.C.

Salt Lake City, Utah
September 24, 2001

                P.O. Box 571605, Murry, Utah 84157 (801) 966 9481

                       BAY RESOURCES, LTD. AND SUBSIDARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                           Consolidated Balance Sheets
                             June 30, 2001 and 2000


                                                                                 Australian Dollars           Convenience
                                                                                                              Translation
                                                                              A$000's          A$000's           US$000's
                                                                                2000             2001               2001
                                                                                ----             ----               ----
ASSETS

Current Assets:
                  Cash                                                         $2                 $1                 $1
                                                                          ---------------------------------------------
Total Current Assets                                                            2                  1                  1
                                                                          ---------------------------------------------

Other Assets:
Investments                                                                    49                  -                  -
Organisational Costs, net                                                       -                  -                  -
                                                                          ---------------------------------------------
Total Other Assets                                                             49                  -                  -
                                                                          ---------------------------------------------

Total Assets                                                                  $51                 $1                 $1
                                                                          =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                                        $285               $264               $134
                                                                          ---------------------------------------------
Total Current Liabilities                                                     285                264                134

Long-Term Debt                                                                214                641                325
                                                                          ---------------------------------------------

Total Liabilities                                                             499                905                459
                                                                          ---------------------------------------------

Stockholders' Equity (Deficit):
Common stock: $.0001 par value
25,000,000 shares authorised,
6,347,089 shares issued and outstanding                                         1                  1                  1
Less Treasury Stock, at Cost, 2,500 shares                                    (20)               (20)               (10)
Additional Paid-in-Capital                                                 25,175             25,175             12,778
Accumulated Other Comprehensive Loss                                       (6,456)            (1,989)            (1,009)
Retained Deficits                                                         (19,148)           (24,071)           (12,218)
                                                                          ---------------------------------------------

               Total Stockholders' Deficit                                   (448)              (904)              (458)
                                                                          ---------------------------------------------

Total Liabilities and Stockholders' Deficit                                   $51                 $1                 $1
                                                                          =============================================



  The accompanying notes are an integral part of these consolidated financial statements.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                      Consolidated Statements of Operations
                For the years ended June 30, 2001, 2000 and 1999

                                                                                                                Convenience
                                                                                                                Translation
                                                                     A$000'           A$000'        A$000'         US$000's
                                                                       1999             2000          2001             2001
                                                                       ----             ----          ----             ----
Revenues                                                                $-               $-            $-               $-
                                                                    ------------------------------------------------------

Cost and expenses
Interest Expense                                                       321           80               69               35
Legal, Accounting & Professional                                        34           69               43               22
Administrative                                                         133          244              295              150
                                                                    -----------------------------------------------------

                                                                       488          393              407              207
                                                                    -----------------------------------------------------
Loss from Operations                                                  (488)        (393)            (407)            (207)
                                                                    -----------------------------------------------------


Foreign Currency Exchange Gain (Loss)                                    -            -                -                -
Permanent decline of Investment                                          -            -           (4,516)          (2,292)
                                                                    -----------------------------------------------------
                                                                         -            -           (4,516)          (2,292
                                                                    -----------------------------------------------------

Profit (Loss) before Income Tax                                       (488)        (393)          (4,923)          (2,499)

Provision for Income Tax                                                 -            -                -                -
                                                                    -----------------------------------------------------

Net Profit (Loss)                                                    $(488)       $(393)         $(4,923)         $(2,499)
                                                                    =====================================================


Earnings (Loss) per Common Equivalent Shares
         From Continuing Operations
                                                                     $(.21)      $(.07)           $(.78)            $(.40)
                                                                    =====================================================

Weighted Number of Common Equivalent
Shares Outstanding                                                   2,347        5,680            6,347            6,347
                                                                    =====================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                       BAY RESOURCES, LTD AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                 Consolidated Statements of Stockholders' Equity
                          June 30, 2001, 2000 and 1999

                                                                                                           Accumulated
                                                Common        Treasury                    Retained            Other
                                                Stock         Stock, at     Paid-in        Earnings       Comprehensive
                                  Shares        Amount          Cost        Capital        (Deficit)           Loss           Total
                                  ------        ------          ----        -------        ---------           ----           -----
                                   000's       A$000's         A$000's       A$000's          A$000's         A$000's        A$000's
Balance June 30, 1998              46,942        $9,388         $(20)       $11,592        $(18,267)         $(1,989)         $704

Comprehensive Income

Net loss                                -             -            -              -            (488)               -          (488)
Net unrealised loss on
marketable securities                   -             -            -              -               -           (3,855)       (3,855)
                                                                                                                            ------
Total Comprehensive Income
                                                                                                                            (4,343)
                                   ===============================================================================================

Balance June 30, 1999              46,942         9,388          (20)        11,592         (18,755)          (5,844)       (3,639)

Comprehensive Income

20 for 1 Reverse Stock Split
and par value change              (44,595)       (9,387)           -          9,387               -                -             -

Issuance of 4,000,000 shares in
lieu of debt repayment              4,000             -            -          4,076               -                -         4,076

Sale of 8,000,000 options to
purchase common stock                   -             -            -            120               -                -           120

Net loss                                -             -            -              -            (393)               -          (393)

Net unrealised loss on
marketable securities                   -             -            -              -               -             (612)         (612)
                                                                                                                            ------
Total Comprehensive Income                                                                                                  (1,005)
                                   ===============================================================================================

Balance June 30, 2000               6,347            $1         $(20)       $25,175        $(19,148)         $(6,456)         (448)

Comprehensive Income

Net unrealised loss on
marketable securities                   -             -            -              -               -              (49)          (49)

Net loss                                -             -            -              -          (4,923)           4,516          (407)
                                                                                                                              ----
Total Comprehensive Income                                                                                                    (456)
                                   -----------------------------------------------------------------------------------------------
Balance June 30, 2001               6,347            $1         $(20)       $25,175        $(24,071)         $(1,989)         (904)
                                   ===============================================================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                      Consolidated Statements of Cash Flows
                For the Years Ended June 30, 2001, 2000 and 1999

                                                                                                                       Convenience
                                                                                                                       Translation
                                                                           A$000's       A$000's        A$000's           US$000's
                                                                           1999             2000           2001               2001
                                                                           ----             ----           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                        $(488)           $(393)        $(4,923)         $(2,499)
Adjustments                                                                                   -               -               -
Foreign Currency Translation                                                 -                -               -               -
Depreciation & Amortisation                                                  -                -               -               -
Permanent Decline of Investment                                              -                -           4,516           2,292
Net Change In :
Organisation Cost                                                            -                1               -                -
Accounts Payable and Accrued Expenses                                       67              (11)            (21)            (10)
                                                                          -----------------------------------------------------


Net Cash Used in Continuing Operations                                    (421)            (403)           (428)           (217)
Net Cash (used in) Discontinued Operations                                   -                -               -               -
                                                                          -----------------------------------------------------
Net Cash (used in) Operating Activities                                   (421)            (403)           (428)           (217)
                                                                          -----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Treasury Stock                                                -                -               -               -
Investments in Subsidiaries                                                  -                -               -               -
Net Proceeds from Investments                                                -                -               -               -
                                                                          -----------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                          -                -               -               -
                                                                          -----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing From Affiliates                                                  421              284             427             217
Sale of Options                                                              -              120               -               -
New Borrowing                                                                -                -               -               -
                                                                          -----------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                        421              404             427             217
                                                                          -----------------------------------------------------

Net Increase (Decrease) in Cash                                              -                1              (1)              -
Cash at Beginning of Year                                                    1                1               2               1
                                                                          -----------------------------------------------------
Cash at End of Year                                                         $1               $2              $1              $1
                                                                          =====================================================

Supplemental Disclosures
Common Stock Issued in Lieu of Debt Repayment                                -            4,076               -               -
Interest Paid (Net Capitalised)                                            321               80              69              35
Income Taxes Paid                                                            -                -               -               -

   The accompanying notes are an integral part of these consolidated financial statements.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

(1)      ORGANIZATION

         Bay Resources, Ltd. ("Bay") is incorporated in the State of Delware. The principal shareholder of Bay is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 78.8% of Bay as of June 30, 2001. Bay acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bay sold its interest in Solmecs effective June 5, 1998. During fiscal 1998, Bay incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com has not traded since incorporation. On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Bay International Pty Ltd, a corporation incorporated under the laws of Australia.

(2)      ACCOUNTING POLICIES

         The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

         (a)      Consolidation

                  The consolidated financial statements include the accounts of Bay and the 100% interest it holds in Baynex.com Pty Ltd and Baynet International Pty Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.

         (b)      Foreign Currency Translation

                  The majority of Bay's administrative operations are in Australia and as a result its accounts are maintained in Australian dollars. The income and expenses of its foreign operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

         (2)      ACCOUNTING POLICIES (Continued)

                  (c)      Change in Name

                           On September 27, 1999 the Company changed its name from Bayou International, Ltd to Baynet, Ltd and in October 2000 changed its name to Bay Resources, Ltd.

                  (d)      Financial Instruments

                           The following methods and assumptions were used by Bay to estimate the fair values of financial instruments as disclosed herein:

                           (i) Cash and Equivalents - The carrying amount approximates fair value because of the short period to maturity of the instruments.

                           (ii) Investment Securities - For both trading securities and available-for-sale securities, the carrying amounts approximate fair value.

                           (iii) Long-term Debt - The fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to Bay having the same or similar remaining maturities and collateral requirements.

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

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
                 (formerly Baynet Ltd Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

(2)      ACCOUNTING POLICIES (Continued)

         (f)      Cash and Cash Equivalents
                  Bay considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. For the periods presented there were no cash equivalents.

         (g)      Property and Equipment
                  Property and equipment is stated at the lower of historical cost or market or in the case of acquisitions from related parties at the lower of historical cost to the related party or market. Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment.

         (h)      Income Tax
                  Income taxes are provided on financial statement income. For the periods presented there was no taxable income. There are no deferred income taxes resulting from timing differences in reporting certain income and expense items for income tax and financial accounting purposes. Bay at this time is not aware of any net operating losses which are expected to be realised.

         (i)      Earnings (loss) per share
                  Primary (loss) per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the period.

         (j)      Convenience Translation to US$
                  The consolidated financial statements at June 30, 2001 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2001 (AUS $1.00=US $0.5076). The translation was made solely for the convenience of readers in the United States.

         (k)      Use of Estimates
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

                                                                     A$000's            A$000's
                                                                        2000               2001
                                                                        ----               ----
(3)    INVESTMENT SECURITIES
       The following is a summary of Investment
       Securities, 2000 and 2001:

       Investment, Cost method
       Available for Sale Securities                                  $4,516            $4,516
       Marketable Equity Securities, at cost                               -                 -
       Gross Realised Loss or impairment                                   -            (4,516)
       Gross Unrealised Losses                                        (4,467)                -
                                                                      ------------------------
       Marketable Equity Securities,
       at fair value                                                     $49                $-
                                                                      ========================

       The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividend") are applied as a reduction of the cost of the investment. No securities were sold during 2001 and 2000 and all securities were treated as available for sale for 2001 and 2000. The net unrealised loss of A$612 and A$3,855 shown in the Statement of Stockholders' Equity for 2000 and 1999 consist entirely of the change in holding loss for those periods. At June 30, 2001 the Company determined that the decline in value of its investment was permanent and has recorded a realised loss in the amount of $4,516.

                                                                       A$000's         A$000's
                                                                          2000            2001
                                                                          ----            ----
(4)   SHORT TERM AND LONG-TERM DEBT

      The following is a summary of Bay's
      borrowing arrangements as of June
      30, 2000 and 2001.

      Long Term

      Loan from corporations affiliated with the
      President of Bay. Interest accrues at the
      ANZ Banking Group Limited rate +1% for
      overdrafts over $100,000. Repayment of
      loan not required before June 30, 2002. (1)                         $214            $641
                                                                          ====================


(1) $7,000 was repaid on January 20, 2000 partly through the issuance of 8,000,000 options to purchase previously unissued stock. Through the date of these financials, Bay has continued to borrow from this source. The options to purchase shares expire January 20, 2010 and the exercise price is US$1.00 per share. The options were issued to a company affiliated with the President of Bay Resources Ltd.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

(5)      AFFILIATE TRANSACTIONS

         Bay advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At June 30, 2001 Bay had no outstanding advances to or from unconsolidated affiliated companies. $185,000 and $275,000 of accounts payable for the years shown is due to an affiliated management company.

(6)      GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bay as a going concern. However, Bay has sustained recurring losses. In addition, Bay has a net working capital deficiency which raises substantial doubts as to its ability to continue as a going concern.

         Bay anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid or other arrangements to be put in place.

         In addition Bay has historically relied on loans and advances from corporations affiliated with the President of Bay. Based on discussions with these affiliate companies, Bay believes this source of funding will continue to be available.

         Other than the arrangements noted above, Bay has not confirmed any other arrangement for ongoing funding. As a result Bay may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

(7)      SALE OF SOLMECS

         Pursuant to a stock purchase agreement dated as of June 5, 1998, the Company acquired 499,701 shares in SCNV Acquisition Corp ("SCNV"), representing approximately 24% of the issued and outstanding share capital of SCNV, in return for the whole of the share capital of Solmecs Corporation N.V, a Netherlands Antilles company which prior to the exchange was formerly a wholly owned subsidiary of the Company. The 499,701 shares has been valued at US$2,800,000 or A$4,516,000 and will be accounted for using the cost method because the Company does not exercise significant influences over SCNV's operating and financial activities (see note 4). The sale resulted in a gain of $5,899,000.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

(7)      SALE OF SOLMECS (Continued)

         SCNV is a Delaware corporation established May 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primary by scientists who have been recently immigrated to Israel from and by scientists and institutions in Russia and other countries that formerly comprised the Soviet Union. Simultaneously with the SCNV stock acquisition by the Company, SCNV completed an initial public offering of common stock and warrants which resulted in gross proceeds of approximately US$5,900,000

         The Company has been granted certain demand and "piggyback" registration rights with respect to the SCNV shares. Notwithstanding the foregoing, the Company has agreed not to sell, grant options for sale of assign or transfer any of the SCNV shares, for a period of 24 months from the closing of the agreement which expired in June 2000. Bay Resources has requested SCNV to take the necessary steps to register Bay Resources' shareholding in SCNV. The Company does not currently have any plans to distribute the shares.

(8)      INCOME TAXES

         Bay files its income tax returns on an accrual basis. Bay has carry forward losses of approximately US$17.5 million as of June 30, 2001 which expire in the years 1999 through 2012, Baynet will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the NOL carryforwards. Due to the uncertainty as to realization of these losses, a valuation allowance of US$6.0 million has been recorded to offset the tax benefit of the carry forward losses. During the year ended June 30, 2001 Bay provided an additional valuation allowance of US$1.0 million.