Form 10-Q
period 2001-09-30
BAY RESOURCES LTD
filed 2001-11-14
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                    FORM 1O-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________  to ______________
Commission File Number 0-16097


                               BAY RESOURCES LTD.
             (Exact name of Registrant as specified in its charter)


           Delaware                                           98-0079697
-------------------------------                      ---------------------------
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
Yes   X       No
    -----        -----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   Yes           No
                                 -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of September 30, 2001.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      INTRODUCTION TO INTERIM FINANCIAL STATEMENTS.

      The interim financial statements included herein have been prepared by Bay Resources Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

      In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2001 and September 30, 2000, the results of its operations for the three month periods ended September 30, 2001 and September 30, 2000, and the changes in its cash flows for the three month periods ended September 30, 2001 and September 30, 2000, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

      UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN
DOLLARS.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      September 30, 2001 and June 30, 2001
                             and September 30, 2000
                                   (Unaudited)


                                                 Sept 30     June 30     Sept 30
                                                    2001        2001        2000
                                                A $000's    A $000's    A $000's
                                                --------    --------    --------
                     ASSETS
Current Assets:
Cash                                                  $1           $1         $8
                                                --------------------------------
Total Current Assets                                   1            1          8
                                                --------------------------------
Other Assets:
Investments                                            -            -         49
Organisational Costs, net                              -            -          -
                                                --------------------------------
Total Other Assets                                     -            -         49
                                                --------------------------------
Total Assets                                          $1           $1        $57
                                                ================================

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses               $288         $264       $250
                                                --------------------------------
Total Current Liabilities                            288          264        250
                                                --------------------------------
Long-Term Debt                                       717          641        430
                                                --------------------------------
Total Liabilities                                  1,005          905        680
                                                --------------------------------
Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
25,000,000 shares authorised,
6,347,089 issued and outstanding                       1            1          1
Less Treasury Stock at Cost, 2,500 shares            (20)         (20)       (20)
Additional Paid-in-Capital                        25,175       25,175     25,175
Accumulated other Comprehensive Loss              (1,989)      (1,989)    (6,456)
Retained Deficits                                (24,171)     (24,071)   (19,328)
                                                --------------------------------
Total Stockholders' Deficit                       (1,004)        (904)      (623)
                                                --------------------------------
Total Liabilities and
Stockholders' Equity                                  $1           $1       $57
                                                ================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations
         Three Months Ended September 30 2001, Year Ended June 30, 2001
                    and three months ended September 30, 2000
                                   (Unaudited)


                                                    Three     Twelve      Three
                                                   Months     Months     Months
                                                    Ended      Ended      Ended
                                                  Sept 30    June 30    Sept 30
                                                     2001       2001       2000
                                                 A $000's   A $000's   A $000's
                                                 --------   --------   --------
Revenues:
Other Income                                           $-         $-          $-
                                                 -------------------------------
Costs and Expenses:
Interest Expense                                       20         69          14
Legal, Accounting & Professional                        1         43           9
Administrative                                         79        295         152
                                                 -------------------------------
                                                      100        407         175
                                                 -------------------------------
Loss from Operations                                 (100)      (407)       (175)
Permanent decline of Investment                         -     (4,516)          -
                                                 -------------------------------

Income (Loss) before Income Tax                      (100)    (4,923)       (175)
Provision for Income Tax                                -          -           -
                                                 -------------------------------
Net Income (Loss)                                   $(100)   $(4,923)      $(175)
                                                 ===============================
Earnings Per Common Equivalent Share                 (.02)      (.78)       (.03)
                                                 ===============================
Weighted Number of Common
Equivalent Shares Outstanding                       6,347      6,347       6,347
                                                 ===============================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                      September 30, 2001 and June 30, 2001
                             and September 30, 2000
                                   (Unaudited)


                                                                                       Accumulated
                                         Common   Treasury               Retained            Other
                                          Stock      Stock    Paid in    Earnings    Comprehensive
                               Shares    Amount    at Cost    Capital     Deficit             Loss      Total
                                000's   A$000's    A$000's    A$000's     A$000's          A$000's    A$000's
                                -----   -------    -------    -------     -------          -------    -------
Balance June 30, 2000           6,347        $1       $(20)   $25,175    $(19,148)         $(6,456)     $(448)

Comprehensive Income

Net loss three
months ending 9-30-00               -         -          -          -        (175)               -       (175)
                                                                                                      --------
Total Comprehensive Income          -         -          -          -           -                -        175
                               -------------------------------------------------------------------------------
Balance September 30, 2000      6,347         1       $(20)   $25,175    $(19,323)         $(6,456)      (623)

Comprehensive Income

Net unrealised loss on
marketable securities               -         -          -          -           -              (49)       (49)

Net loss nine months
ending 6-30-01                      -         -          -          -      (4,748)           4,516       (232)
                                                                                                      --------
Total Comprehensive Income          -         -          -          -           -                -        281
                               -------------------------------------------------------------------------------
Balance June 30, 2001           6,347         1        (20)    25,175     (24,071)          (1,989)      (904)

Comprehensive Income

Net loss three months
ending 9-30-01                      -         -          -          -        (100)               -       (100)
                                                                                                      --------
Total Comprehensive Income          -         -          -          -           -                -       (100)
                               -------------------------------------------------------------------------------
Balance September 30, 2001      6,347        $1       $(20)   $25,175    $(24,171)         $(1,989)   $(1,004)
                               -------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BAY RESOURCES LTD. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2001 and 2000
                          and Year Ended June 30, 2001
                                  (Unaudited)


                                                       Three                 Three
                                                      Months       Year     Months
                                                       Ended      Ended      Ended
                                                     Sept 30    June 30    Sept 30
                                                        2001       2001       2000
                                                     A$000's    A$000's    A$000's
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                      $(100)   $(4,923)     $(175)

Adjustments:
Permanent Decline of Investment                            -      4,516          -
Accounts Payable and Accrued Liabilities                  24        (21)       (35)
                                                     -----------------------------
Net Cash Provided (Used) in Continuing Operations        (76)      (428)      (210)
                                                     -----------------------------

CASH FLOW FROM INVESTING ACTIVITIES:

Investment in Treasury Stock                               -          -          -
Capital Expenditures, Net                                  -          -          -
Net Proceeds from Investments                              -          -          -
Investment in Subsidiary                                   -          -          -
                                                     -----------------------------
Net Cash Provided (Used) in Investing Activities           -          -          -
                                                     -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowing under Credit Line Arrangements               -          -          -
Net Borrowing from Affiliate                              76        427        216
Net Borrowings Sale of Options                             -          -          -
                                                     -----------------------------

Net Cash Provided by Financing Activities                 76        427        216
                                                     -----------------------------

Net Increase (Decrease) in Cash                            -         (1)         6
Cash at Beginning of Year                                  1          2          2
                                                     -----------------------------
Cash at End of Year                                       $1         $1         $8
                                                     =============================

Supplemental Disclosures:
Common Stock Issued in Lieu of
Debt Repayment $                                           -          -          -
Interest Paid (Net Capitalised)                           20         69         14
Income Tax Paid $                                          -          -          -

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      September 30, 2001, June 30, 2001 and
                               September 30, 2000


(1)   ORGANISATION

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Bay Resources as of September 30, 2001. Bay Resources acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bayou sold its interest in Solmecs effective June 5, 1998. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia. Baynex.com Pty Ltd has not traded at September 30, 1998. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay International Pty Ltd, a corporation incorporated under the laws of Australia.

(2)   INVESTMENT SECURITIES

The following is a summary of Investment Securities at September 30, 2001, June 30, 2001 and September 30, 2000:

                                                Sept 30     June 30     Sept 30
                                                   2001        2001        2000
                                                A$000's     A$000's     A$000's
                                                -------     -------     -------
Investment Cost Method
Available for Sale Securities                    $4,516      $4,516      $4,516
Gross Unrealised Losses                          (4,516)     (4,516)     (4,467)
                                                -------------------------------
Marketable Equity Securities,
at fair value                                         -           -         $49
                                                ===============================

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

(3)   SHORT TERM AND LONG TERM DEBT

The following is a summary of Bay Resources borrowing arrangements as of September 30, 2001, June 30, 2001 and September 30, 2000.

                                                  Sept 30     June 30    Sept 30
                                                     2000        2000       1999
                                                  A$000's     A$000's    A$000's
                                                  -------     -------    -------
Long-Term
Loan from corporations affiliated with the
President of Bay Resources. Interest
accrues at the ANZ Banking Group Limited
rate + 1% for overdrafts over $100,000.
Repayment of loan not required
before June 30, 2002. (1)                             717         641       $430
                                                   ----------------------------
Total Long-Term                                       717        $641       $430
                                                   ============================

(1) Repaid through the issuance of 4,000,000 post split shares. Balance at the date of the stock issuance was approximately $4,076,000. An amount of A$7,000 was repaid on January 20, 2000 partly through the issuance of 8,000,000 options to purchase previously unissued stock. Both issuance's were to a company affiliated with the President of Bay Resources.

(4)   AFFILIATE TRANSACTIONS

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At September 30, 2001, Bay Resources had no outstanding advances to or from unconsolidated affiliated companies. $266,000, $213,000 and $245,000 of accounts payable for the years shown is due to an affiliated management company.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      September 30, 2001, June 30, 2001 and
                               September 30, 2000


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

(7)   INCOME TAXES

Bay Resources files its income tax returns on an accrual basis. Bayou has carry forward losses of approximately US$17.5 million as of June 30, 2001 which expire in the years 1999 through 2012. Bay Resources will need to file tax returns for those years of the NOL carryforwards. Due to the uncertainty as to realisation of these losses, a valuation allowance of US$6.0 million has been recorded to off set the tax benefit of the carry forward losses. During the year ended June 30, 2001, Bay Resources provided an additional valuation allowance of US$1.0 million.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

      3 months ended September 30, 2000 A$1.00 = U.S. $.5407
      3 months ended September 30, 2001 A$1.00 = U.S. $.4915

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30
2000.

Costs and expenses decreased from A$175,000 in the three months ended September 30, 2000 to A$100,000 in the three months ended September 30, 2001. The Company's financial statements are prepared in Australian dollars (A$). Since September 30, 2000 the A$ compared to the United States dollar (US$) has fallen by 9%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of September 2001 to 2000 does not always present a true comparison. The decrease is a net result of:

a) an increase in interest expense from A$14,000 for the three months ended September 30, 2000 to A$20,000 for the three months ended September 30, 2001 as a result of the increase in long term debt of the Company required to fund the Company's operations which partially offset a decrease in interest rates over that period.

b) a decrease in legal accounting and professional expense from A$9,000 for the three months ended September 30, 2000 to A$1,000 for the three months ended September 30, 2001.

c) a decrease in administrative costs including salaries from A$152,000 in the three months ended September 30, 2000 to A$79,000 in the three months ended September 30, 2001. In the comparable period in 2000, the Company was conducting a review of a new business activity such as the business to business (B2B) project being undertaken with Primus Telecom. There was no comparable work being undertaken in the current period.

As a result of the foregoing, the loss from operations decreased from A$175,000 for the three months ended September 30, 2000 to A$100,000 for the three months ended September 30, 2001.

The net loss was A$100,000 for the three months ended September 30, 2001 compared to a net loss of A$175,000 for the thee months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001 the Company had short-term obligations of A$288,000 comprising accounts payable and accrued expenses and long term debt of A$717,000.

The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments, until it has sufficient liquidity to enable these loans to be repaid, of which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes, based on discussions with such affiliates, will continue to be available during fiscal 2002.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Bay Resources is exposed to interest rate risk primarily through its loan facilities. The Company utilizes these borrowings to meet its working capital needs.

At September 30, 2001, the Company had outstanding borrowings of approximately $717,000 under its Loan Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $10,000 annually.

                                    PART II


Item 1.     LEGAL

            Not Applicable

Item 5.     OTHER INFORMATION

            Not Applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            The Company did not file any Report on Form 8-K during the three months ended September 30, 2001.

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


Dated: November 14, 2001                  /s/ Peter Lee

                                          Peter Lee
                                          Peter Lee, Director, Secretary and
                                          Chief Financial Officer
                                          (Principal Financial Officer)