Form 10-Q
period 2001-12-31
BAY RESOURCES LTD
filed 2002-02-15
CIK 814904

Securities and Exchange Commission

Washington, D.C. 20549

FORM l0-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2001       or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number  0-16097

BAY RESOURCES LTD

(Exact name of Registrant as specified in its charter)

Delaware	98-0079697

(State or other jurisdiction of incorporation or organisation)	(IRS Employer Identification No.)

210 Kings Way South Melbourne, Victoria, 3205 Australia

(Address of principal executive offices)                    (Zip Code)

Registrant’s telephone number, including area code      0ll (613) 9234 - 1100

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

Yes                  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of December 31, 2001.

PART 1

FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

         Introduction to Interim Financial Statements.

         The interim financial statements included here in have been prepared by Bay Resources Ltd. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30 2001.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 2001 and December 31, 2000, the results of its consolidated operations for the three and six month periods ended December 31, 2001 and December 31, 2000, and the changes in its consolidated cash flows for the three and six month periods ended December 31, 2001 and December 31, 2000, have been included. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

BAY RESOURCES LTD. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2001 and June 30, 2001
and December 31, 2000
(Unaudited)

	A $000's	A $000's	A $000's
	Dec 31	June 30	Dec 31
	2001	2001	2000

ASSETS

Current Assets:

Cash	$3	$1	$8

Total Current Assets	3	1	8

Other Assets:

Investments	—	—	49

Organisational Costs, net	—	—	—

Total Other Assets	—	—	49

Total Assets	$3	$1	$57

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable and Accrued Expenses	$399	$264	$239

Total Current Liabilities	399	264	239

Long-Term Debt	731	641	586

Total Liabilities	1,130	905	825

Stockholders’ Equity (Deficit):

Common Stock: $.0001 par value 25,000,000 shares authorised, 6,347,089 issued and outstanding	1	1	1

less Treasury Stock at Cost, 2,500 shares	(20)	(20)	(20)

Additional Paid-in-Capital	25,175	25,175	25,175

Accumulated other Comprehensive Loss	(1,989)	(1,989)	(6,456)

Retained Deficits	(24,294)	(24,071)	(19,468)

Total Stockholders’ Equity (Deficit)	(1,127)	(904)	(768)

Total Liabilities and Stockholders’ Equity	$3	$1	$57

The accompanying notes are an integral part of these

consolidated financial statements.

BAY RESOURCES LTD. AND SUBSIDIARY

Consolidated Statements of Operations
Three Months Ended December 31, 2001 and 2000
and six months ended December 31, 2001 and 2000
(Unaudited)

	A$000's	A$000's	A$000's	A$000's
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	Dec 31	Dec 31	Dec 31	Dec 31
	2001	2000	2001	2000

Revenues:

Other Income:	$—	$—	$—	$—

Costs and Expenses:

Interest Expense:	21	15	41	29

Legal, Accounting & Professional	3	2	4	11

Administrative	99	128	178	280

	123	145	223	320

Loss from Operations:	(123)	(145)	(223)	(320)

Foreign Currency Exchange Gain (Loss)	—	—	—	—

Income (Loss) before Income Tax	(123)	(145)	(223)	(320)

Provision for Income Tax	—	—	—	—

Net Income (Loss)	$(123)	$(145)	$(223)	$(320)

Earnings Per Common Equivalent Share From	(.02)	(.02)	(.03)	(.05)

Weighted Number of Common Equivalent Shares Outstanding 000’s	6,347	6,347	6,347	6,347

The accompanying notes are an integral part of these

consolidated financial statements.

BAY RESOURCES LTD. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
December 31, 2001 and June 30, 2001
and December 31, 2000
(Unaudited)

						Accumulated
		Common	Treasury	Paid in		Other
		Stock	Stock at	Capital	Retained	Comprehensive
	Shares	Amount	Cost	(Deficit)	Earnings	Loss
	000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	Total

Balance June 30, 2000	$6,347	$1	$(20)	$25,175	$(19,148)	$(6,456)	$(448)

Comprehensive Income

Net loss six months ending 12-31-00	—	—	—	—	(320)	—	(320)

Total Comprehensive Income	—	—	—	—	—	—	(320)

Balance December 31, 2000	6,347	$1	$(20)	$25,175	$(19,468)	$(6,456)	$(768)

Comprehensive income

Net loss six months ending 6-30-01	—	—	—	—	(4,603)	4,516	(87)

Net unrealised loss on marketable securities	—	—	—	—	—	(49)	(49)

Total Comprehensive Income	—	—	—	—	—	—	(136)

Balance June 30, 2001	6,347	1	20	25,175	(24,071)	(1,989)	(904)

Comprehensive Income

Net loss six months ending 12-31-01	—	—	—	—	(223)	—	(223)

Total Comprehensive Income	—	—	—	—	—	—	(223)

Balance December 31, 2001	6,347	$1	$20	$25,175	$(24,294)	$(1,989)	$(1,127)

The accompanying notes are an integral part of these

consolidated financial statements.

BAY RESOURCES LTD. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Six Months Ended December 31, 2001 and 2000
and Year Ended June 30, 2001
(Unaudited)

	A $000's	A $000's	A $000's
	Six Months	Year	Six Months
	Ended	Ended	Ended
	Dec 31	June 30	Dec 31
	2001	2001	2000

Cash Flows from Operating Activities:

Net Income (Loss)	$(223)	$(4,923)	$(320)

Adjustments:

Permanent Decline of Investment	—	4,516	—

A/P and Accrued Liabilities	135	(21)	(46)

Net Cash Provided (Used) in Continuing Operations	(88)	(428)	(366)

Cash Flow from Investing Activities:

Investment in Treasury Stock	—	—	—

Investment in Subsidiary	—	—	—

Net Cash Provided (Used) in Investing Activities	—	—	—

Cash Flows from Financing Activities:

Net Borrowing under Credit Line Arrangements	—	—	—

Net Borrowing from Affiliates	90	—	372

Net Cash Provided by Financing Activities	90	—	(372)

Net Increase (Decrease) in Cash	2	(1)	6

Cash at Beginning of Year	1	2	2

Cash at End of Year	$3	$1	$8

Supplemental Disclosures:

Common Stock Issued in Lieu of Debt Repayment	—	—	4,076

Interest Paid (Net Capitalised)	41	69	7

Income Tax Paid	1	—	—

The accompanying notes are an integral part of these

consolidated financial statements

BAY RESOURCES LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2001, June 30, 2001 and
December 31, 2000

(1)   Organisation

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Bay Resources as of December 31, 2000.
Bay Resources acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. (“Solmecs”) and 100% ownership on January 2, 1992. Bay Resources sold its interest in Solmecs effective June 5, 1998. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation.

(2)   Investment Securities

The following is a summary of Investment Securities at December 31, 2001, June 30, 2001 and December 31, 2000:

	A$000's	A$000's	A$000's
	Dec 31	June 30	Dec 31
	2001	2001	2000

Investment Cost Method	$4,516	$4,516	$4,516

Trading Securities:

Marketable Equity Securities, at cost	—	—	—

Gross Realised Loss or impairment	(4,516)	(4,516)	(4,467)

Gross Unrealised Losses

Marketable Equity Securities, at fair value	—	—	49

The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company’s proportionate share of accumulated earnings (“return of capital dividends”) are applied as a reduction of the cost of the investment. No securities were sold during 2001 and 2000 and all securities were treated as available for sale for 2001 and 2000. At June 30, 2001 the Company determined that the decline in value of its investment was permanent and has recorded a realised loss in the amount of A$4,516.

BAY RESOURCES LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2001, June 30, 2001 and
December 31, 2000

(3)   Short Term and Long Term Debt

         The following is a summary of Bay Resources’ borrowing arrangements as of December 31, 2001, June 30, 2001 and December 31, 2000.

	A$000's	A$000's	A$000's
	Dec 31	June 30	Dec 31
Long-Term	2001	2001	2000

Loan from corporations affiliated with the President of Bay Resources. Interest accrues at the ANZ Banking Group Limited rate + 1% for overdrafts over $100,000 Repayment of loan not required before June 30, 2002. (1)(2)	$731	$641	$586

Total Long-Term	$731	$641	$586

(1)	An amount of $7000 was repaid on January 20, 2000 partly through the issuance of 8,000,000 options to purchase shares of the Company. Both issuances were to a company affiliated with the President of Bay Resources.

(4)   Affiliate Transactions

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At December 31, 2001, Bay Resources had no outstanding advances to or from unconsolidated affiliated companies.
$368,000, $213,000 and $225,000 of accounts payable for the years shown is due to an affiliated management company.

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

BAY RESOURCES LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2001, June 30, 2001 and
December 31, 2000

(6)   Sale of Solmecs

Pursuant to a stock purchase agreement dated as of June 5, 1998, the Company acquired 499,701 shares in SCNV Acquisition Corp (“SCNV”), representing approximately 24% of the issued and outstanding share capital of SCNV, in return for the whole of the share capital of Solmecs Corporation N.V., a Netherlands Antilles company which prior to the exchange was formerly a wholly owned subsidiary of the Company. The 499,701 shares has been valued at US$2,800,000 or A$4,516,000 and will be accounted for using the cost method because the Company does not exercise significant influences over SCNV’s operating and financial activities (see note 4). The sale resulted in a gain of $5,899,000 which is included in other income.

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

The Company has been granted certain demand and “piggyback” registration rights with respect to the SCNV shares. Notwithstanding the foregoing, the Company has agreed not to sell, grant options for sale or assign or transfer any of the SCNV shares, for a period of 24 months from the closing of the (“Lock-up”) agreement, which expired in June 2000. Bay Resources has requested SCNV to take the necessary steps to register Bay Resources shareholding in SCNV.

(7)   Income Taxes

Bay Resources files its income tax returns on an accrual basis. Bay Resources has carry forward losses of approximately US$17.5 million as of June 30, 2001 which expire in the years 1999 through 2012. Bay Resources will need to file tax returns for those years of the NOL carryforwards. Due to the uncertainty as to realisation of these losses, a valuation allowance of US$6.0 million has been recorded to off set the tax benefit of the carry forward losses. During the year ended June 30, 2001, Bay Resources provided an additional valuation allowance of US$1.0 million. Due to the uncertainty as to realisation of these losses, a valuation allowance of US$4.7 million has been recorded to off set the tax benefit of the carry forward losses.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUND COSTS CONVERSION

The consolidated statements of income and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in Australian dollars unless otherwise stated.

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         6 months ended December 31, 2000 A$1.00 = U.S. $.5548

         6 months ended December 31, 2001 A$1.00 = U.S. $.5128

RESULTS OF OPERATION

Three Months ended December 31, 2001 vs Three Months ended December 31, 2000.

Costs and expenses decreased from A$145,000 during the three months ended December 31, 2000 to A$123,000 during the three months ended December 31, 2001. The decrease is a net result of:

a)	an increase in interest expense from A$15,000 for the three months ended December 31, 2000 to A$21,000 for the three months ended December 31, 2001 as a result of an increase in long term interest bearing debt which was offset by the reduction in interest rates.

b)	the decrease in administrative costs including salaries from A$128,000 in the three months ended December 31, 2000 to A$99,000 in the three months ended December 31, 2001. In the prior period costs were incurred in the due diligence on St. Andrew which included consultants and travel and accommodation and there were no comparable costs in this period.

As a result of the foregoing, the loss from operations decreased from A$145,000 for the three months ended December 31, 2000 to A$123,000 for the three months ended December 31, 2001. There was no provision for income tax in either period.

The net loss was A$123,000 for the three months ended December 31, 2001 compared to a net loss of A$145,000 for the three months ended December 31, 2000.

Six Months Ended December 31, 2001 vs. Six Months Ended December 31, 2000.

Costs and expenses decreased from A$320,000 in the six months ended December 31, 2000 to A$223,000 in the six months ended December 31, 2001. The decrease is a net result of:

a)	an increase in interest expense from A$29,000 for the six months ended December 31, 2000 to A$41,000 for the six months ended December 31, 2001 as a result of an increase in long term interest bearing debt which was offset by the reduction in interest rates.

b)	the decrease in administrative costs including salaries from A$280,000 in the six months ended December 31, 2000 to A$178,000 in the six months ended December 31, 2001. In the prior period substantial costs were incurred in the due diligence on St Andrew which included consultants and travel & accommodation and there were no comparable costs in this period.

As a result of the foregoing, the loss from operations decreased from A$320,000 for the six months ended December 31, 2000 to A$223,000 for the six months ended December 31, 2001. There was no provision for income tax in either period.

The net loss was A$223,000 for the six months ended December 31, 2001 compared to a net loss of A$320,000 for the six months ended December 31, 2000.

Liquidity and Capital Resources

As of December 31, 2001 the Company had short-term obligations of A$399,000 comprising accounts payable and accrued expenses.

The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company’s cash flow requirements which the Company believes based on discussions with such affiliates will continue to be available during fiscal 2001 and 2002.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q is forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the “Act”) which became law in December 1995. In order to obtain the benefits of the “safe harbor” provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company’s actual results and are in the future likely to affect the Company’s actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including the strength of the domestic and foreign economies, slower than anticipated completion of research and development projects and movements in the foreign exchange rate. Additional information which could affect the Company’s financial results is included in the Company’s Form 10-K on file with the Securities and Exchange Commission.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through loans and advances from affiliates. The Company utilizes these borrowings to meet its working capital needs.

At December 31, 2001, the Company had outstanding borrowings of approximately $731,000. In the event that interest rates associated with these borrowings were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $7,310 annually.

PART II

Item 1.    LEGAL

Not Applicable

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed an Information Statement dated as of December 14, 2001 to its stockholders with respect to the election of directors.

Item 5.    OTHER INFORMATION

Not Applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports

The Company did not file any Report on Form 8-K during the three months ended December 31, 2001.

(b)	Exhibits

Not Applicable

(FORM 10-Q)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

BAY RESOURCES LTD.

	By:	/s/Joseph I. Gutnick

Joseph I. Gutnick Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: February 15, 2002	By:	/s/Peter Lee

Peter Lee Peter Lee, Director, Secretary and Chief Financial Officer (Principal Financial Officer)