Form 10-Q
period 2002-03-31
BAY RESOURCES LTD
filed 2002-05-17
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of March 31, 2002.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         INTRODUCTION TO INTERIM FINANCIAL STATEMENTS.

         The interim financial statements included here in have been prepared by Bay Resources Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30 2001.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2002 and March 31, 2001, the results of its consolidated operations for the three and nine month periods ended March 31, 2002 and March 31, 2001, and the changes in its consolidated cash flows for the three and nine month periods ended March 31, 2001 and March 31, 2000, have been included. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                        March 31, 2002 and June 30, 2001
                               and March 31, 2001
                                   (Unaudited)


                                                                        A $000's      A $000's      A $000's
                                                                         Mar 31        June 30       Mar 31
                                                                          2002          2001          2001
                                                                        --------      --------      --------
                                     ASSETS
         Current Assets:
         Cash                                                           $      4      $      1      $      6
                                                                        --------      --------      --------
         Total Current Assets                                                  4             1             6
                                                                        --------      --------      --------

         Other Assets:
         Investments                                                          --            --            49
         Organisational Costs, net                                            --            --            --

                                                                        --------      --------      --------
         Total Other Assets                                                   --            --            49
                                                                        --------      --------      --------
         Total Assets                                                   $      4      $      1      $     55
                                                                        ========      ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
         Accounts Payable and Accrued Expenses                          $    481      $    264      $    314
                                                                        --------      --------      --------

         Total Current Liabilities                                           481           264           314
                                                                        --------      --------      --------

         Long-Term Debt                                                      746           641           627
                                                                        --------      --------      --------

         Total Liabilities                                                 1,227           905           941
                                                                        --------      --------      --------

         Stockholders' Equity (Deficit):
         Common Stock:  $.0001 par value
         25,000,000 shares authorised,
         6,347,089 issued and outstanding                                      1             1             1
         less Treasury Stock at Cost, 2,500 shares                           (20)          (20)          (20)
         Additional Paid-in-Capital                                       25,175        25,175        25,175
         Accumulated other Comprehensive Loss                             (1,989)       (1,989)       (6,456)
         Retained Deficits                                               (24,390)      (24,071)      (19,586)
                                                                        --------      --------      --------

         Total Stockholders' Equity (Deficit)                             (1,223)         (904)         (886)
                                                                        --------      --------      --------

         Total Liabilities and
         Stockholders' Equity                                           $      4      $      1      $     55
                                                                        ========      ========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001
                  and nine months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                         A$000's      A$000's      A$000's      A$000's
                                                           Three        Three        Nine         Nine
                                                          Months       Months       Months       Months
                                                           Ended        Ended        Ended        Ended
                                                          Mar 31       Mar 31       Mar 31       Mar 31
                                                            2002         2001         2002         2001
                                                         -------      -------      -------      -------
Revenues:
         Other Income:                                   $    --      $    --      $    --      $    --
                                                         -------      -------      -------      -------
         Costs and Expenses:
         Interest Expense:                                    23           22           64           51
         Legal, Accounting & Professional                      5            9            9           20
         Administrative                                       68           87          246          367
                                                         -------      -------      -------      -------

                                                              96          118          319          438
                                                         -------      -------      -------      -------

         Loss from Operations:                               (96)        (118)        (319)        (438)

         Foreign Currency Exchange Gain (Loss)                --           --           --           --
                                                         -------      -------      -------      -------


         Income (Loss) before Income Tax                     (96)        (118)        (319)        (438)
         Provision for Income Tax                             --           --           --           --
                                                         -------      -------      -------      -------

         Net Income (Loss)
                                                         $   (96)     $  (118)     $  (319)     $  (438)
                                                         -------      -------      -------      -------

         Earnings Per Common Equivalent Share From       $  (.02)     $  (.02)     $  (.05)     $  (.07)
                                                         -------      -------      -------      -------

         Weighted Number of Common Equivalent
         Shares Outstanding 000's                          6,347        6,347        6,347        6,347
                                                         -------      -------      -------      -------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                        March 31, 2002 and June 30, 2001
                               and March 31, 2001
                                   (Unaudited)

                                                                                                          Accumulated
                                                    Common      Treasury     Paid in                         Other
                                                    Stock       Stock at     Capital         Retained    Comprehensive
                                         Shares     Amount        Cost       (Deficit)       Earnings        Loss
                                                                                                                           Total
                                        --------   --------     --------     --------        --------       --------      --------
                                          000's     A$000's      A$000's      A$000's         A$000's       A$000's
         Balance June 30, 2000          $  6,347   $      1     $    (20)    $ 25,175        $(19,148)      $ (6,456)     $   (448)

         Comprehensive Income

         Net loss nine months ending
         03-31-01                             --         --           --           --            (438)            --          (438)
                                                                                                                          --------

         Total Comprehensive Income           --         --           --           --              --             --          (438)
                                        --------   --------     --------     --------        --------       --------      --------
         Balance March 31, 2001            6,347   $      1     $    (20)    $ 25,175        $(19,586)      $ (6,456)     $   (886)
                                        --------   --------     --------     --------        --------       --------      --------


         Comprehensive income

         Net loss three months
         ending 6-30-01                       --         --           --           --          (4,485)         4,516            31

         Net unrealised loss on
         marketable securities                --         --           --           --              --            (49)          (49)
                                                                                                                          --------


         Total Comprehensive Income           --         --           --           --              --             --           (18)
                                        --------   --------     --------     --------        --------       --------      --------

         Balance June 30, 2001             6,347          1          (20)      25,175         (24,071)        (1,989)         (904)

         Comprehensive Income

         Net loss nine months ending
         03-31-02                             --         --           --           --            (319)            --          (319)
                                                                                                                          --------

         Total Comprehensive Income                      --           --           --              --             --          (319)
                                        --------   --------     --------     --------        --------       --------      --------

         Balance March 31, 2002            6,347   $      1     $    (20)    $ 25,175        $(24,390)      $ (1,989)     $ (1,223)
                                        --------   --------     --------     --------        --------       --------      --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2002 and 2001
                          and Year Ended June 30, 2001
                                   (Unaudited)

                                                               A $000's     A $000's     A $000's
                                                             Nine Months     Year       Nine Months
                                                                Ended        Ended        Ended
                                                               Mar 31       June 30      Mar 31
                                                                2002          2001        2001
                                                               -------      -------      -------
         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                     $  (319)     $(4,923)     $  (438)

         Adjustments:
         Permanent Decline of Investment                            --        4,516           --
         A/P and Accrued Liabilities                               217          (21)          29
                                                               -------      -------      -------
         Net Cash Provided (Used) in Continuing Operations        (102)        (428)        (409)
                                                               -------      -------      -------
         CASH FLOW FROM INVESTING ACTIVITIES:

         Investment in Treasury Stock                               --           --           --
         Investment in Subsidiary                                   --           --           --
                                                               -------      -------      -------
         Net Cash Provided (Used) in Investing Activities           --           --           --
                                                               -------      -------      -------
         CASH FLOWS FROM FINANCING ACTIVITIES:

         Net Borrowing under Credit Line Arrangements               --           --           --
         Net Borrowing from Affiliates                             105          427          413
                                                               -------      -------      -------
         Net Cash Provided by Financing Activities                 105          427          413
                                                               -------      -------      -------

         Net Increase (Decrease) in Cash                             3           (1)           4
         Cash at Beginning of Year                                   1            2            2
                                                               -------      -------      -------
         Cash at End of Year                                   $     4      $     1      $     6
                                                               =======      =======      =======

         SUPPLEMENTAL DISCLOSURES:

         Interest Paid (Net Capitalised)                       $    64      $    69      $    51
         Income Tax Paid                                       $    --      $    --      $    --


              The accompanying notes are an integral part of these
                        consolidated financial statements

                        BAY RESOURCES LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 2002, June 30, 2001 and
                                 March 31, 2001

(1)      ORGANISATION

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Bay Resources as of March 31, 2002. Bay Resources acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bay Resources sold its interest in Solmecs effective June 5, 1998. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation.

(2)      INVESTMENT SECURITIES

The following is a summary of Investment Securities at March 31, 2002, June 30, 2001 and March 31, 2001:

                                      A$000's      A$000's    A$000's
                                      Mar 31       June 30    Mar 31
                                       2002          2001      2001
                                      -------      -------    -------
Investment Cost Method                $ 4,516      $ 4,516    $ 4,516
Trading Securities:
Marketable Equity
Securities, at cost                        --           --         --
Gross Realised Loss or impairment      (4,516)      (4,516)    (4,467)
Gross Unrealised Losses
                                      -------      -------    -------
Marketable Equity Securities,
at fair value                              --           --         49
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

(3)      SHORT TERM AND LONG TERM DEBT

The following is a summary of Bay Resources' borrowing arrangements as of March 31, 2002, June 30, 2001 and March 31, 2001.

                                                             A$000's  A$000's  A$000's
                                                             Mar 31   June 30  Mar 31
Long-Term                                                     2002     2001     2001
---------                                                     ----     ----     ----
Loan from corporations affiliated with the
President of Bay Resources. Interest accrues at
the ANZ Banking Group Limited rate
+ 1% for overdrafts over $100,000.
Repayment of loan not required
before March 31, 2002 (1)(2)                                  $746     $641     $627
                                                              ----     ----     ----

Total Long-Term                                               $746     $641     $627
                                                              ====     ====     ====

(1) An amount of $7000 was repaid on January 20, 2000 partly through the issuance of 8,000,000 options to purchase shares of the Company. Both issuances were to a company affiliated with the President of Bay Resources.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 2002, June 30, 2001 and
                                 March 31, 2001

(4)      AFFILIATE TRANSACTIONS

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At March 31, 2002, Bay Resources had no outstanding advances to or from unconsolidated affiliated companies. $418,000 $185,000 and $276,000 of accounts payable for the periods shown is due to an affiliated management company.

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

(8)      NEW BUSINESS OPPORTUNITY

In March 2002, Bay Resources reached an agreement with Tahera Corporation ("Tahera") to explore for gold on Tahera's extensive properties on the Slave Craton in northern Canada. Tahera is a diamond exploration company listed on the Toronto Stock Exchange and is engaged in diamond exploration in the northern Slave Craton. Tahera has developed an extensive database to explore for diamonds and under the terms of the agreement, Bay Resources will use the database and geochemical samples to explore for gold.

Tahera will retain a two percent net smelter return royalty on any production from deposits discovered as a result of Bay Resources using the Tahera samples and database.

                        BAY RESOURCES LTD. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        March 31, 2002, June 30, 2001 and
                                 March 31, 2001

(8) NEW BUSINESS OPPORTUNITY (CONT'D)

Tahera's diamond exploration data that Bay Resources will have access to includes electromagnetic and magnetic geophysical surveys, overburden and bedrock mapping, overburden sampling and drilling data. The Tahera overburden samples cover some 60,000 square kilometres of the northern Slave Craton with some 17,000 samples being potentially available for gold and base-metal analysis. The overburden samples have been taken on a reconnaissance scale with line intervals at 2.5 - 5.0 kilometers with some detailed surveys at

50-100 meter sample spacings. The Tahera samples cover areas of known gold mineralisation including in the vicinity of the Lupin and Ulu gold deposits.

Tahera's Jericho and Contwoyto properties lie in close proximity to the Lupin gold mine, which is a large, high grade, gold deposit (some three million ounce gold endowment produced to date), currently operated by Echo Bay Mines Ltd. Bay Resources considers there to be significant potential for gold mineralization, similar to that found at Lupin, on Tahera's Jericho and Contwoyto properties.

Utilising the Tahera database in conjunction with existing public data, Bay Resources's objective for the coming year is to delineate new areas of gold mineralization on the northern Slave Craton that could lead to a multi-million ounce gold discovery. Bay Resources will also continue to look for further mineral exploration opportunities in North America.

The president of Tahera, Mr. Joseph Gutnick is also the chairman and president of the Company, and the Company's principal stockholder, Edensor Nominees Pty Ltd., is also a significant stockholder of Tahera.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         9 months ended March 31, 2002 A$1.00 = U.S. $.5282
         9 months ended March 31, 2001 A$1.00 = U.S. $.4856

RESULTS OF OPERATION

Three Months ended March 31, 2002 vs Three Months ended March 31, 2001.

The Company did not have any revenues in either the three months ended March 31, 2002 or the three months ended March 31, 2001.

Costs and expenses decreased from A$118,000 during the three months ended March 31, 2001 to A$96,000 during the three months ended March 31, 2002. The decrease is a result of the decrease in administrative costs including salaries from A$87,000 in the three months ended March 31, 2001 to A$68,000 in the three months ended March 31, 2002. In the prior period costs were incurred in the due diligence on St. Andrew which included consultants and travel and accommodation and there were no comparable costs in this period.

As a result of the foregoing, the loss from operations decreased from A$118,000 for the three months ended March 31, 2001 to A$96,000 for the three months ended March 31, 2002. There was no provision for income tax in either period.

The net loss was A$96,000 for the three months ended March 31, 2002 compared to a net loss of A$118,000 for the three months ended March 31, 2001.

NINE MONTHS ENDED MARCH 31, 2002 VS. NINE MONTHS ENDED MARCH 31, 2001.

The Company did not have any revenues in either the nine months ended March 31, 2002 or the nine months ended March 31, 2001.

Costs and expenses decreased from A$438,000 in the nine months ended March 31, 2001 to A$319,000 in the nine months ended March 31, 2002. The decrease is a net result of:

a) an increase in interest expense from A$51,000 for the nine months ended March 31, 2001 to A$64,000 for the nine months ended March 31, 2002 as a result of an increase in long term interest bearing debt which was offset by the reduction in interest rates.

b) the decrease in legal, accounting and professional costs from A$20,000 in the nine months ended March 31, 2001 to A$9,000 in the nine months ended March 31, 2002. In the prior period legal fees were incurred as part of the due diligence on St. Andrews and there were no comparable costs in this period.

c) the decrease in administrative costs including salaries from A$367,000 in the nine months ended March 31, 2001 to A$246,000 in the nine months ended March 31, 2002. In the prior period substantial costs were incurred in the due diligence on St Andrew which included consultants and travel & accommodation and there were no comparable costs in this period.

As a result of the foregoing, the loss from operations decreased from A$438,000 for the nine months ended March 31, 2001 to A$319,000 for the nine months ended March 31, 2002. There was no provision for income tax in either period.

The net loss was A$319,000 for the nine months ended March 31, 2002 compared to a net loss of A$438,000 for the nine months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 the Company had short-term obligations of A$481,000 comprising accounts payable and accrued expenses and long-term debt of A$746,000 consisting of loans from corporations affiliated with the president of the Company.

The Company anticipates that it will be able to defer repayment of certain of its short term loan commitments until it has sufficient liquidity to enable these loans to be repaid which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes based on discussions with such affiliates will continue to be available during fiscal 2002 and 2003.

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

CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-Q is forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial and business results. Actual results may differ as a result of factors over which the Company has no control including without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold prices. Additional information which could affect the Company's financial results is included in the Company's Form 10-K on file with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through loans and advances from affiliates. The Company utilizes these borrowings to meet its working capital needs.

At March 31, 2002, the Company had outstanding long term borrowings of approximately $746,000. In the event that interest rates associated with these borrowings were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $7,460 annually.

                                     PART II

Item 1.  LEGAL

         Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Item 5.  OTHER INFORMATION

         (i)      Appointment of Director

         Mr Hugo Dummett was appointed a Non-Executive Director of the Corporation on 19 April 2002. Mr Dummett holds a geology degree from the University of Witwatersrand in South Africa and is one of Canada's most prominent and knowledgeable mining and exploration industry professionals. Mr Dummett is currently Chief Executive Officer of African Minerals Limited. From 1989 to 2000, Mr Dummett was employed with BHP Minerals, serving as Vice President and Senior Vice President Exploration from 1994 to 2000. Mr Dummett's appointment will bring further experience to Bay Resources, particularly his experience in Canada.

         (ii)     New Business Opportunity

         In March 2002, Bay Resources reached an agreement with Tahera Corporation ("Tahera") to explore for gold on Tahera's extensive properties on the Slave Craton in northern Canada. Tahera is a diamond exploration company listed on the Toronto Stock Exchange and is engaged in diamond exploration in the northern Slave Craton. Tahera has developed an extensive database to explore for diamonds and under the terms of the agreement, Bay Resources will use the database and geochemical samples to explore for gold.

         Tahera will retain a two percent net smelter return royalty on any production from deposits discovered as a result of Bay Resources using the Tahera samples and database.

         Tahera's diamond exploration data that Bay Resources will have access to includes electromagnetic and magnetic geophysical surveys, overburden and bedrock mapping, overburden sampling and drilling data. The Tahera overburden samples cover some 60,000 square kilometres of the northern Slave Craton with some 17,000 samples being potentially available for gold and base-metal analysis. The overburden samples have been taken on a reconnaissance scale with line intervals at 2.5 - 5.0 kilometers with some detailed surveys at 50-100 meter sample spacings. The Tahera samples cover areas of known gold mineralisation including in the vicinity of the Lupin and Ulu gold deposits.

         Tahera's Jericho and Contwoyto properties lie in close proximity to the Lupin gold mine, which is a large, high grade, gold deposit (some three million ounce gold endowment produced to date), currently operated by Echo Bay Mines Ltd. Bay Resources considers there to be significant potential for gold mineralization, similar to that found at Lupin, on Tahera's Jericho and Contwoyto properties.

         Utilising the Tahera database in conjunction with existing public data, Bay Resources's objective for the coming year is to delineate new areas of gold mineralization on the northern Slave Craton that could lead to a multi-million ounce gold discovery. Bay Resources will also continue to look for further mineral exploration opportunities in North America. This is an exciting development and signifies the commencement of an important new phase for Bay Resources that is aimed at providing significant returns to shareholders.

         The president of Tahera, Mr. Joseph Gutnick is also the chairman and president of the Company, and the Company's principal stockholder, Edensor Nominees Pty Ltd., is also a significant stockholder of Tahera.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports

                  The Company did not file any Report on Form 8-K during the three months ended March 31, 2002.

         (b)      Exhibits

                  Agreement with Tahera Corporation.

                                   (FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

                            BAY RESOURCES LTD.

                            By:



                                            /s/ Joseph I. Gutnick
                                            ------------------------------------
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Dated: May 15, 2002  By:



                                            /s/ Peter Lee
                                            ----------------------------------
                                            Peter Lee, Director, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)