Form 10-K
period 2002-06-30
BAY RESOURCES LTD
filed 2002-10-15
CIK 814904

                              WASHINGTON D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 (Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       June 30, 2002      or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________  to _______________
Commission File Number 0-16097

                               BAY RESOURCES LTD.
             (Exact name of Registrant as specified in its charter)


         Delaware                                                                 98-0079697
         --------                                                                 ----------
(State or other jurisdiction of                                                   (IRS Employer
incorporation or organisation)                                                    Identification No.)

         Level 8, 580 St Kilda Road Melbourne, Victoria, 3004, Australia
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   011 (613) 8532 2860

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

                           Yes    X                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was A$7,080,465 (US$3,879,387) as at September 28, 2002.

There were 6,347,089 outstanding shares of Common Stock as of June 30, 2002.

TABLE OF CONTENTS                                                          PAGE

PART I

Item 1            Business                                                   1
Item 2            Properties                                                 5
Item 3            Legal Proceedings                                          5
Item 4            Submission of Matters to a Vote of Security Holders        5

PART II

Item 5            Market for the Registrant's Common Equity and              6
                  Related Stockholder Matters
Item 6            Selected Financial Data                                    7
Item 7            Management's Discussion and Analysis of                    9
                  Financial Condition and Results of Operations

Item 7A           Not applicable                                            12
Item 8            Financial Statements and Supplementary Data               12
Item 9            Not applicable                                            12


PART III

Item 10           Directors and Executive Officers of the Registrant        13
Item 11           Executive Compensation                                    14
Item 12           Security Ownership of Certain Beneficial Owners           15
                  and Management and Related Stockholder Matters

Item 13           Certain Relationships and Related Transactions            16


PART IV

Item 14           Exhibits, Financial Statement Schedules, and Reports      18
                  on Form 8-K

                  Signatures                                                19

                  Exhibit Index                                             27

                                     PART I

ITEM 1 BUSINESS

GENERAL

Bay Resources, Ltd., a Delaware corporation ("Bay Resources" or the "Company") is currently looking for opportunities in the mining and exploration industry in North America, Canada and Latin America.

During the 2002 fiscal year, the Company continued to expand its gold exploration business by:

      (i) entering into an agreement to explore for gold on extensive property interests on the Slave Craton in northern Canada held by Tahera Corporation ("Tahera"); and

      (ii) making application via a new 100% owned subsidiary, 4075251 Canada Inc, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada. Further details are set out in the section "Canadian Exploration Properties"

Prior to fiscal 2002, the Company's major asset has been its 24% holding in the stock of SCNV Acquisition Corp ("SCNV"), a Delaware corporation engaged in the research and development of high efficiency, low pollution or pollution-free products and technologies in the energy conversion and conservation fields. Pursuant to a Stock Purchase Agreement dated as of June 5, 1998, ("the Stock Purchase Agreement") the Company acquired 499,701 shares in SCNV, representing approximately 24% of the issued and outstanding share capital of SCNV, in return for the whole of the share capital of Solmecs Corporation N.V., ("Solmecs"), a Netherlands Antilles company which was formerly a wholly owned subsidiary of the Company.

The Company has two other wholly owned subsidiaries, Baynet International Pty Ltd and Baynex.com.Pty Ltd, both of which are incorporated in Australia, and are currently inactive.

In connection with the Company's future business activities, it is the policy of the Company's Board of Directors that it will not engage in any activities the scope and nature of which would subject the Company to registration and reporting requirements of the Investment Company Act of 1940.

Unless otherwise indicated, all amounts in this Report are presented in Australian Dollars ("A$"). For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 2002 have been translated into United States Dollars ("US$) using the rate of exchange at June 30, 2002 of A$1.00=US$0.557.

The executive offices of the Company are located at Level 8, 580 St Kilda Road, Melbourne Victoria, 3004, Australia and the telephone number is +613 8532 2860 (facsimile +613 8532 2805).

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

In May 2000, the Company commenced work on the development of a B2B mining portal however, this is no longer proceeding as it was considered uneconomic.

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

During the 2002 fiscal year the Company continued to expand its gold exploration business by:

      (iii) entering into an agreement to explore for gold on Tahera's extensive property interests on the Slave Craton in northern Canada; and

      (iv) making application via a new 100% owned subsidiary, 4075251 Canada Inc, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada. Further details are set out in the section "Canadian Exploration Properties"

CANADIAN EXPLORATION PROPERTIES

During fiscal 2002, the Company reached an agreement with Tahera's to explore for gold on Tahera's extensive properties on the Slave Craton in northern Canada. Tahera is a diamond exploration company listed on the Toronto Stock Exchange and is engaged in the diamond exploration in the northern Slave Craton. Tahera has developed an extensive database to explore for diamonds and under the terms of the agreement, Bay Resources will use the database and geochemical samples to explore for gold. Joseph Gutnick, President and Chief Executive Officer of the Company, is a Director and shareholder of Edensor Nominees Pty Ltd and that company is a major shareholder of both Bay Resources and Tahera.

Tahera will retain a two percent net smelter return royalty on any production from deposits discovered as a result of the Company using the Tahera samples and database.

Tahera's diamond exploration data that Bay Resources will have access to includes electromagnetic geophysical surveys, overburden and bedrock mapping, overburden sampling and drilling data. The Tahera overburden samples cover some 60,000 square kilometers of the northern Slave Craton with some 17,000 samples being potentially available for gold and base-metal analysis. The overburden samples have been taken on a reconnaissance scale with line intervals at 2.5 -
5.0 kilometers with some detailed surveys at 50-100 meter sample spacings. The Tahera samples cover areas of known gold mineralisation including in the vicinity of the Lupin and Ulu gold deposits.

Tahera's Jericho and Contwoyto properties lie in close proximity to the Lupin gold mine, which is a large, high grade, gold deposit (some three million ounce gold endowment produced to date), currently operated by Echo Bay Mines Ltd. Bay Resources considers there to be significant potential for gold mineralization, similar to that found at Lupin, on Tahera's Jericho and Contwoyto properties.

Utilising the Tahera database in conjunction with existing public data, Bay Resource's objective for fiscal year ended June 30, 2003 is to delineate new areas of gold mineralization on the northern Slave Craton that could lead to a multi-million ounce gold discovery.

In late June 2002, the Company also commenced acquiring a strategic land position in the highly prospective Committee Bay Greenstone Belt.

The Committee Bay Belt is located approximately 240 kilometers northeast of Baker Lake in Nunavut, Canada. The Baker Lake area is best known for the Meliadine Gold Project, currently in the prefeasibility stage, which has a majority interest held by WMC International.

Throughout the Archean-aged (2.73 million years ("Ma")) Committee Bay Belt, there are numerous gold showings over an area measuring 150 kilometers x 40 kilometers. The stratigraphy of the Committee Bay Belt includes banded iron formation ("BIF") up to 50 metres thick, komatiite flows, basalts, intermediate to felsic tuffs, and quartz-cobble conglomerates. Deformation in the area is recorded by major shear zones, second order faults, complex folding, and felsic intrabelt intrusions (including a pluton with the same 2.7 Ma age as the Dome Stock in Red Lake). In addition to the BIF hosted gold targets, this Belt has potential for shear-hosted lode gold, komatiite hosted stratiform nickel-copper, and platinum group elements in layered igneous complexes. Grades from previous work in the Committee Bay area returned samples grading up to 245 grams per tonne gold, 0.5% nickel, and 0.8% copper.

In the period to February 2003, the Company will assemble exploration data from public records and conduct desk top studies to formulate a exploration program for field work which will be undertaken following the winter season in Northern Canada.

SCNV  ACQUISITION CORPORATION ("SCNV")

SCNV is a Delaware corporation established in May 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have immigrated to Israel from and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. In furtherance of this goal, SCNV acquired the Company's former subsidiary Solmecs. Solmecs was established in 1980 to engage in the research, development and commercialisation of products and technologies in the energy conversion field. The technology, known as LMMHD Energy Conversion Technology (ECT) is in relation to more efficient and less capital-intensive methods of power generation.

THE AGREEMENT WITH SCNV

The Stock Purchase Agreement dated June 5, 1998 between the Company, SCNV and Solmecs required the Company to deliver to SCNV all of the issued share capital in its wholly owned subsidiary Solmecs, in return for 499,701 shares in SCNV.

The consideration shares in SCNV represented 24% of SCNV's issued share capital as at July 8, 1998. Simultaneously with the closing of the Solmecs Acquisition, SCNV completed an initial public offering of common stock and warrants which resulted in gross proceeds of approximately US$5,900,000. In connection with the Solmecs Acquisition, Bay Resources converted all inter-company indebtedness from Solmecs to Bay Resources (which aggregated approximately US$5,000,000) to a capital contribution to Solmecs.

EMPLOYEES

The services of the Company's Chief Executive Officer and Chief Financial Officer as well as clerical employees are provided to the Company on a part-time basis pursuant to a Service Agreement dated November 25, 1988 (the "Service Agreement") by and between the Company and AXIS Consultants Pty Limited ("AXIS"). AXIS also provides office facilities, equipment, administration and clerical services to the Company pursuant to the Service Agreement. The Service Agreement may be terminated by written notice from the parties thereto.

Further detail relating to additional terms of the Service Agreement is included in "Item 2- Properties", "Item 13- Certain Relationships and Related Transactions" and "Item 11- Executive Compensation".

During the year the Company engaged Eugene Flood as a consultant to oversee exploration programs. Mr Flood is a seasoned exploration geologist with several years of gold exploration experience in northern Canada and abroad. During the 1990's, Mr Flood was a Senior Project Geologist with BHP Minerals Canada Ltd., where he managed drilling programs from discovery to deposit delineation. (i.e.Doris and ULU gold deposits).

ITEM 2 PROPERTIES

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See "Item 1- Business- Employees" and "Item 13- Certain Relationships and Related Transactions".

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

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol "BYREE". The trading for the Common Stock has been sporadic and the market for the Common Stock cannot be classified as an established trading market.

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated (in US$):

CALENDAR PERIOD      HIGH BID (1)     LOW BID (1)
---------------      ------------     -----------
2000
First Quarter             --               --
Second Quarter          4.00             1.01
Third Quarter           5.00             4.00
Fourth Quarter          5.00             4.00

2001
First Quarter           5.00             4.00
Second Quarter          4.50             1.06
Third Quarter           0.65             1.10
Fourth Quarter          0.65             1.10

2002
First Quarter           1.20             0.90
Second Quarter          2.25             1.75


(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

SHAREHOLDERS

As of September 30, 2002 the Company had approximately 300 shareholders of record.

DIVIDEND POLICY

It is the present policy of the Board of Directors to retain earnings for use in the Company's business. The Company has not declared any cash dividends to the holders of its Common Stock and does not intend to declare such dividends in the foreseeable future.

TRANSFER AGENT

The United States Transfer Agent and Registrar of the Company is The Bank of New York.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company presented below for each of the years in the five-year period ended 30 June, 2002, and the balance sheet data at June 30, 1998, 1999, 2000, 2001 and 2002 have been derived from the consolidated financial statements of the Company, which financial statements have been examined by David T. Thomson PC, independent accountants. The selected financial data should be read in conjunction with the consolidated financial statements of the Company for each of the years in the three-year period ended June 30, 2002, and Notes thereto, which are included elsewhere in this Annual Report and with "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations".

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               Year ended June 30

                                                                                                         CONV.
                                                                                                         TRANSL.
                                    1998          1999          2000          2001         2002          2002
                                      A$            A$            A$            A$           A$           US$
Revenues                              --            --            --            --            --            --
                                  ------        ------        ------        ------        ------        ------

Costs and expenses                   544           488           393           407           342           190
                                  ------        ------        ------        ------        ------        ------

Loss from operations                (544)         (488)         (393)         (407)         (342)         (190)

Other income (loss)                7,280            --            --        (4,516)           --            --
                                  ------        ------        ------        ------        ------        ------

Profit (loss) before income
taxes                              6,736          (488)         (393)       (4,923)         (342)         (190)

Provision for income taxes            --            --            --            --            --            --
                                  ------        ------        ------        ------        ------        ------

Net profit (loss) from
Continuing Operations              6,736          (488)         (393)       (4,923)         (342)         (190)

Net loss from
Discontinued Operations             (952)           --            --            --            --            --
                                  ------        ------        ------        ------        ------        ------

Net profit (loss)                  5,784          (488)         (393)       (4,923)         (342)         (190)
                                  ------        ------        ------        ------        ------        ------



                                    A$           A$            A$            A$            A$            US$

Net profit (loss) per share
On continuing operations          2.87          (0.21)        (0.07)        (.78)         (.05)         (0.03)

On discontinued
operations                        (0.41)           --            --           --            --             --
                                  ----           ----          ----         ----          ----          ----

                                  2.46          (0.21)        (0.07)        (.78)         (.05)         (.03)
                                  ----           ----          ----         ----          ----          ----


                                  NUMBER        NUMBER        NUMBER        NUMBER        NUMBER        NUMBER

Weighted average number
of shares outstanding             2,347         2,347         5,680         6,347         6,347         6,347
                                  -----         -----         -----         -----         -----         -----


                                     A$             A$            A$            A$           A$           US$
Total assets                       4,518           663            51             1            23            13
Total liabilities                  3,814         4,302           499           905         1,269           707
                                  ------        ------        ------        ------        ------        ------
Stockholders' equity
(deficiency)                         704        (3,639)         (448)         (904)       (1,246)         (694)
                                  ------        ------        ------        ------        ------        ------

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


YEAR ENDED
JUNE 30

1998          A$1.00 = US$0.620
1999          A$1.00 = US$0.661
2000          A$1.00 = US$0.602
2001          A$1.00 = US$0.508
2002          A$1.00 = US$0.557


RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2002 VERSUS YEAR ENDED JUNE 30, 2001

Total costs and expenses have decreased from A$407,000 for the year ended June 30, 2001 to A$342,000 (US$190,000) for the year ended June 30, 2002. The decrease was a net result of:

i) An increase in exploration expenditure written off from A$nil to A$13,000 (US$7,000). The Company has commenced a new business activity in fiscal 2002 being exploration and has adopted an accounting policy whereby prospecting and exploration costs are written off against earnings as incurred. There was no comparable activity in the prior year.

ii) An increase in interest expense from A$69,000 to A$90,000 (US$50,000) as a result of the increase in debt owing to Chevas Pty Ltd ("Chevas"), which was partially offset by a reduction in interest rates. Chevas is a company associated with Mr. J.I. Gutnick, President of Bay Resources Ltd, which has provided funding for the Company's operations during the year.

iii) A decrease in legal, accounting and professional costs from A$43,000 to $21,000 (US$12,000). In fiscal 2001 the Company utilised legal services as part of the due diligence exercise undertaken on a potential investment in St Andrew Goldfields Ltd. There was no comparable cost in fiscal 2002.

iv) A decrease in administrative costs from A$295,000 to A$218,000 (US$121,000). In fiscal 2001 the Company incurred costs including consultants fees and travel and accommodation costs as part of the due diligence exercise undertaken on a potential investment in St Andrew Goldfields Ltd. There was no comparable cost in fiscal 2002.

Accordingly, the loss from operations decreased from A$407,000 for the year ended June 30, 2001 to A$342,000 (US$190,000) for the year ended June 30, 2002.

The Company was not required to provide for income tax during the years ended June 30, 2001 or 2002.

The net loss amounted to A$342,000 (US$190,000) for the year ended June 30, 2002 compared to a net loss of A$407,000 for the year ended June 30, 2001. The net loss per common equivalent share was A$0.05 cents compared with a net loss with a common equivalent share of A$0.03 cents in the prior year.

YEAR ENDED JUNE 30, 2001 VERSUS YEAR ENDED JUNE 30, 2000

Total costs and expenses have increased from A$393,000 for the year ended June 30, 2000 to A$407,000 for the year ended June 30, 2001. The increase was a net result of:

i) A decrease in interest expense from A$80,000 to A$69,000 as a result of the conversion of the debt owing to Chevas Pty Ltd, a company associated with Mr. J.I. Gutnick, President of Bay Resources Ltd, into equity in the Company in the prior fiscal year and the full effect of lower debt levels has been reflected in the interest cost in the current fiscal year.

ii) A decrease in legal, accounting and professional costs from A$69,000 to A$43,000. In the prior fiscal year, substantial work was undertaken in regard to the Company's proposed new B2B internet activities for which there was no comparable work in the current fiscal year.

iii) An increase in administrative costs from A$244,000 to A$295,000 as a result of the work undertaken on a proposed investment in St Andrew Goldfields Ltd whereas in the prior year, the costs related to the proposed new business activity of the Company in the area of B2B internet.

Accordingly, the loss from continued operations increased from A$393,000 for the year ended June 30, 2000 to A$407,000 for the year ended June 30, 2001.

During the year ended June 30, 2001 the Company recognised the permanent decline of its investment in SCNV and recorded a loss of A$4,516,000.

The Company was not required to provide for income tax during the years ended June 30, 2001 or 2000.

The net loss amounted to A$4,923,000 for the year ended June 30, 2001 compared to a net loss of A$393,000 for the year ended June 30, 2000. The net loss per common equivalent share was A$.78 compared with a net loss with a common equivalent share of A$0.07 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002 the Company had the short-term obligations of A$485,000 (US$270,000) consisting of accounts payable and accrued expenses.

The Company also had long-term obligations of A$784,000 (US$437,000) at June 30, 2002 which were amounts owed to Chevas Pty Ltd of which Mr. J.I. Gutnick, President of the Company, is a Director.

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

CAUTIONARY "SAFE HARBOUR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 ("the Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-K contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of gold prices and movements in foreign exchange rates.

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

ITEM 8. SEE ITEM 14

ITEM 9. NOT APPLICABLE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company during the year ended June 30, 2002.

NAME                               AGE               POSITION(S) HELD

Joseph Gutnick                     50                Chairman of the Board

                                                     President, Chief Executive Officer and Director.

David Tyrwhitt                     64                Director.

Peter Lee                          45                Director, Secretary, Chief Financial Officer and Chief Accounting Officer.

David Prentice                     38                Director

Paul Ehrlich                       44                Director


JOSEPH GUTNICK

Mr. Gutnick has been the Chairman of the Board, President and Chief Executive Officer of the Company since March, 1988. Mr. Gutnick has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980. Mr. Gutnick is Executive Chairman of Tahera Corporation, a company that is listed on Toronto Stock Exchange. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a member of the Australian Institute of Company Directors.

DAVID TYRWHITT

Dr. Tyrwhitt was appointed a Director of the Company in November 1996. He is a geologist, holding a Bachelor of Science and PhD degrees and has 40 years experience in mineral exploration and management development and operation of gold mines in Australia. Dr. Tyrwhitt is a Director of several public listed companies in Australia in the mining industry.

PETER LEE

Mr. Lee has been Chief Financial Officer and Chief Accounting Officer since August 1989 and was appointed a Director of the Company in February 1996. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 20 years commercial experience and is currently General Manager Corporate and Company Secretary of several listed public companies in Australia.

DAVID PRENTICE

Mr. Prentice has over 15 years experience in the mining industry in both land management and business development. He has extensive experience in managing the commercial aspects of publicly listed exploration and mining companies, including business and project analysis support (playing an active role in the growth of companies by assisting with the identification and analysis of potential acquisition opportunities), negotiating and managing land access and Joint Venture agreements and managing legislative compliance (including Native Title, Environmental and Mining legislation across Australia).

PAUL EHRLICH

Mr. Ehrlich is an attorney of 20 years experience in the fields of commercial law and commercial litigation. From 1989 to 2001 Mr.Ehrlich was a partner in a major national Australian law firm. He has expertise in a range of corporate areas including mergers and acquisition (with an emphasis on public company takeovers, litigation and trade sales), securities law, public raisings, IPO's, government privatisation, corporate reconstructions and the negotiation and drafting of complex contractual and commercial arrangements. Mr. Ehrlich specialises in areas of complex corporate litigation and has conducted such litigation on behalf of clients in the Supreme Courts of Victoria, New South Wales, South Australia, Western Australia and in the Federal Court of Australia and in the High Court of Australia. He also specialises in all areas of mining resource law and project finance.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company's Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in the Company's common Stock and are also required to provide the Company with copies of such reports. Based solely on such reports and related information furnished to the Company, the Company believes that in fiscal 2002 all such filing requirements were complied with in a timely manner by all Directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

No officer individually and no group of officers and Directors received any compensation for their services on behalf of, or rendered to, the Company for the fiscal year ended June 30, 2002, other than as noted below.

In accordance with the Service Agreement, the Company paid AXIS A$169,770 for the fiscal year ended June 30, 2002, for services rendered and facilities provided by AXIS to the Company, including the services of the Company's Chief Executive Officer and Chief Financial Officer.

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

COMPENSATION PURSUANT TO PLANS.

The Company does not directly employ any employees nor does it have any pension or profit sharing plans and no contributions were made to any employee benefit or health plan during the year ended June 30, 2002.

COMPENSATION TO DIRECTORS

It is the policy of the Company to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings. In the year ended June 30, 2002 the Directors were paid A$21,600 for services as a Director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets out, to the best of the Company's knowledge, the numbers of shares in the Company beneficially owned as at June 30, 2002 by:

(i)   each of the present Executive Officers and Directors of the Company,

(ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of the Common Stock, and

(iii) all present Directors and officers of the Company as a group.


NAME                           NUMBER OF SHARES OWNED             PERCENTAGE OF
                                                                  SHARES (1)
Edensor Nominees
Pty Ltd                          5,002,310                           78.8%

Joseph Gutnick                   5,053,960  (2)(3)                   79.6%
                                            (4)(6)(7)

Stera Gutnick                    5,028,310  (4)(7)                   79.2%

David Tyrwhitt                          --  (2)                        --

Peter Lee                               --  (2)                        --

David Prentice                          --  (2)                        --

Paul Ehrlich                            --  (2)
                                 ---------                           ----

All officers and Directors
As a group                       5,053,960                           79.6%
                                 ---------                           ----


NOTES RELATING TO ITEM 12:

(1)   Based on 6,347,089 shares outstanding

(2)   Does not include:

      (i) 8,949 shares of Common Stock beneficially owned Gutnick Resources NL ("GKR"),

            or

      (ii) 1,918 shares of Common Stock beneficially owned by Quantum Resources Limited ("QUR"),

            or

      (iii) 229,489 shares of Common Stock beneficially owned by AXIS,

      of which companies Messrs Gutnick, Lee, Prentice and Dr. Tyrwhitt are officers and/or Directors, as they disclaim beneficial ownership of those shares.

(3) Does not include 2,500 shares of Common Stock beneficially owned by the Company.

(4) Includes 5,002,310 shares of Common Stock owned by Edensor Nominees Pty Ltd and 26,000 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(5) Does not include 8,949 shares of Common Stock beneficially owned by GKR and 1,918 shares of common stock beneficially owned by QUR, companies of which Mr Ehrlich is Director however he disclaims beneficial ownership to those shares.

(6)   Joseph Gutnick is the beneficial owner of 25,650 shares of Common Stock.

(7)   Joseph Gutnick and Stera Gutnick are husband and wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with the Service Agreement AXIS provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. As compensation therefore, the Company pays AXIS for the actual costs of such facilities plus a maximum service fee of 15%. The Company paid AXIS A$169,770 in respect of the Service Agreement for the fiscal year ended June 30, 2002, A$267,000 for the fiscal year ended June 30, 2001 and A$163,000 for the fiscal year ended June 30, 2000. The Service Agreement may be terminated by written notice by either party.

Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30, 2000 the Company had a liability to Chevas of A$274,985. During the 2001 fiscal year, Chevas loaned a further A$378,630 and charged A$48,796 in interest to the Company on the loan account. At June 30,2001, the Company owed Chevas A$641,572. During the 2002 fiscal year, Chevas loaned a further A$82,000 and charged A$60,171 in interest to the Company on the loan account. At June 30, 2002, the Company owed Chevas $783,743.

Chevas charges interest to the Company on outstanding balances of the loan account at the ANZ Banking Group Limited reference rate for overdrafts over A$100,000 plus 1%. In accordance with this formula, the actual interest rate charged during the 2001 fiscal year varied between 8.00% and 8.75%.

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

As described in the section headed "Canadian Exploration Properties" the Company has entered into an agreement to explore for gold on properties owed by Tahera. Mr Gutnick, President of the Company, is Executive Chairman of Tahera and his family company, Edensor Nominees, which is the controlling stockholder of the Company, is a major shareholder of Tahera.

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

                                           BAY RESOURCES LTD.

                                           (Registrant)


                                               /s/  Peter J Lee
                                           By: .................................
                                               Peter J Lee
                                               Director, Secretary,
                                               Chief Financial Officer
                                               and Principal Financial
                                               and Accounting Officer


Dated: October 14, 2002

                            FORM 10-K SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                 DATE

1.     /s/ Joseph Gutnick                   Chairman of the Board,
      ------------------------              President and Chief Executive
           Joseph Gutnick                   Officer (Principal Executive
                                            Officer), and Director.               October 14, 2002



2.    /s/ David Tyrwhitt                    Director.                             October 14, 2002
     -------------------------
          David Tyrwhitt


3.    /s/ Peter Lee                         Director, Secretary,
     -------------------------              Chief Financial Officer and
          Peter Lee                         Principal Financial and
                                            Accounting Officer.                   October 14, 2002



4.    /s/ David Prentice                    Director                              October 14, 2002
     -------------------------



5.    /s/  Paul Ehrlich                     Director                              October 14, 2002
     -------------------------
           Paul Ehrlich

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter James Lee, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Bay Resources Ltd. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   October 14, 2002

                                            /s/ Peter Lee
                                           -------------------------------------
                                           Name:    Peter Lee
                                           Title:   Director, Secretary and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph Isaac Gutnick, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Bay Resources Ltd. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002
                                         /s/ Joseph I. Gutnick
                                         ---------------------------------------
                                         Name:  Joseph I. Gutnick

                                         Title: Chairman of the Board, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the annual report on Form 10-K of Bay Resources Ltd. (the "Company") for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Joseph Isaac Gutnick, Chief Executive Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

      (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the securities Exchange Act of 1934; and

      (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                            /s/ Joseph Isaac Gutnick
                                            ------------------------------------
                                            Joseph Isaac Gutnick
                                            Chairman of the Board, President
                                            and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report on Form 10-K of Bay Resources Ltd. (the "Company") for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Peter James Lee, Chief Financial Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

      (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the securities Exchange Act of 1934; and

      (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                           /s/ Peter James Lee
                                           -----------------------------
                                           Peter James Lee
                                           Director, Secretary and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

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


(3)  Exhibit 10.5          10.4             Service Agreement dated November 25, 1988,
                                            by and between the Registrant and AWI
                                            Administration Services Pty Limited.

(4)  Exhibit 10.5          10.5             Form of Stock Purchase Agreement among
                                            Baynet, Solmecs and SCNV.

     Exhibit 10.6          10.6             Agreement with Tahera Corporation

     Exhibit               21 *             List of Subsidiaries as at June 30, 2002.

   *Filed herewith

      FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2001 AND 2002.

      Bay Resources, Ltd

      Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2001 and audited Financial Statements for the Company for the year ended June 30, 2002.

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

(7) [Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001]

                       BAY RESOURCES LTD, AND SUBSIDIARIES

               (formerly Baynet Ltd and Bayou International, Ltd)

                        Consolidated Financial Statements

                             June 30, 2002 and 2001

                       (with Independent Auditor's Report)

CONTENTS

                                                              Page
Report of Independent Auditor                                    1
Consolidated Balance Sheets                                      2
Consolidated Statements of Operations                            3
Consolidated Statements of Stockholders' Equity                  4
Consolidated Statements of Cash Flows                            5
Notes to Consolidated Financial Statements                    6-13

DAVID T.
       THOMSON P.C.                                  CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders of Bay Resources, Ltd

I have audited the accompanying consolidated balance sheets of Bay Resources, Ltd (formerly Baynet Ltd and Bayou International, Ltd) (a Delaware corporation) and Subsidiaries at June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Resources, Ltd. and Subsidiaries at June 30, 2002 and 2001 and the results of its operations and its cash flows for each of three years in the period ended June 30, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as going concerns. As discussed in Note (7) to the consolidated financial statements, the Company and its subsidiaries have suffered recurring losses from operations, have no net working capital and have stockholders' deficits. These factors raise substantial doubt as to the consolidated entity's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note (7). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah                            /s/  David T. Thomson P.C.
September 24, 2002

               P.O. Box 571605, Murray, Utah 84157 (801) 966 9481

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                           Consolidated Balance Sheets
                             June 30, 2002 and 2001

                                                                                Australian Dollars
                                                                                                                Convenience
                                                                                                                 Translation
                                                                              A$000's          A$000's            US$000's
                                                                                 2001             2002              2002
                                                                                 ----             ----              ----
ASSETS
Current Assets:
Cash                                                                           $1                $ -                $ -
Staking Deposit                                                                 -                 23                 13
                                                                          -------            -------            -------
Total Current Assets                                                            1                 23                 13
                                                                          -------            -------            -------

Other Assets:
Capitalised Mining & Exploration                                                -                  -                  -
Investment Securities                                                           -                  -                  -
Organisational Costs, net                                                       -                  -                  -
                                                                          -------            -------            -------
Total Other Assets                                                              -                  -                  -
                                                                          -------            -------            -------

Total Assets                                                                   $1                $23                $13
                                                                          =======            =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable and Accrued Expenses                                        $264               $449               $250
Short-Term Loan - Affiliate                                                     -                 36                 20
                                                                          -------            -------            -------
Total Current Liabilities                                                     264                485                270

Long-Term Debt                                                                641                784                437
                                                                          -------            -------            -------

Total Liabilities                                                             905              1,269                707
                                                                          -------            -------            -------

Stockholders' Equity (Deficit):
Common stock: $.0001 par value
25,000,000 shares authorised,
6,347,089 shares issued and outstanding                                         1                  1                  1
Less Treasury Stock, at Cost, 2,500 shares                                    (20)               (20)               (11)
Additional Paid-in-Capital                                                 25,175             25,175             14,022
Accumulated Other Comprehensive Loss                                       (1,989)                 -                  -
Retained Deficits                                                         (24,071)           (26,402)           (14,706)
                                                                          -------            -------            -------

Total Stockholders' Deficit                                                  (904)            (1,246)              (694)
                                                                          -------            -------            -------

Total Liabilities and Stockholders' Deficit                                    $1                $23                $13
                                                                          =======            =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                      Consolidated Statements of Operations
                For the years ended June 30, 2002, 2001 and 2000

                                                                                                       Convenience
                                                                                                       Translation
                                                           A$000'           A$000'        A$000'           US$000's
                                                            2000             2001          2002               2002
Revenues                                                      $-              $-              $-              $-
                                                         -------         -------         -------         -------
Cost and expenses

Exploration Expenditure                                       --              --              13               7
Interest Expense                                              80              69              90              50
Legal, Accounting & Professional                              69              43              21              12
Administrative                                               244             295             218             121
                                                         -------         -------         -------         -------
                                                             393             407             342             190
                                                         -------         -------         -------         -------
Loss from Operations                                        (393)           (407)           (342)           (190)
                                                         -------         -------         -------         -------

Foreign Currency Exchange Gain (Loss)                         --              --              --              --
Permanent decline of Investment                               --          (4,516)             --              --
                                                         -------         -------         -------         -------
                                                              --          (4,516)             --              --
                                                         -------         -------         -------         -------

Profit (Loss) before Income Tax                             (393)         (4,923)           (342)           (190)

Provision for Income Tax                                      --              --              --              --
                                                         -------         -------         -------         -------
Net Profit (Loss)                                        $  (393)        $(4,923)        $  (342)        $  (190)
                                                         =======         =======         =======         =======

Earnings (Loss) per Common Equivalent Shares From
Continuing Operations                                    $  (.07)        $  (.78)        $  (.05)        $  (.03)
                                                         =======         =======         =======         =======

Weighted Number of Common Equivalent
Shares Outstanding                                         5,680           6,347           6,347           6,347
                                                         =======         =======         =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                       BAY RESOURCES, LTD AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                 Consolidated Statements of Stockholders' Equity
                          June 30, 2002, 2001 and 2000

                                                                                            Accumulated
                                                Common   Treasury               Retained      Other
                                                Stock    Stock,at     Paid-in   Earnings   Comprehensive
                                   Shares       Amount    Cost       Capital    (Deficit)     Loss             Total
                                   ------       ------    ----       -------    ---------     ----             -----
                                    000's      A$000's   A$000's    A$000's   A$000's        A$000's          A$000's
Balance June 30, 1999              46,942     $  9,388   $    (20)  $ 11,592  $(18,755)    $ (5,844)        $ (3,639)

Comprehensive Income

20 for 1 Reverse Stock Split
and par value change              (44,595)      (9,387)        --      9,387        --           --               --

Issuance of 4,000,000 shares in
lieu of debt repayment              4,000           --         --      4,076        --           --            4,076

Sale of 8,000,000 options to
purchase common stock                  --           --         --        120        --           --              120

Net loss                               --           --         --         --      (393)          --             (393)

Net unrealised loss on
marketable securities                  --           --         --         --        --         (612)            (612)
                                                                                                            --------
Total Comprehensive Income                                                                                    (1,005)
                                  -------     -------    -------    -------   --------     -------          --------


Balance June 30, 2000               6,347     $      1   $    (20)  $ 25,175  $(19,148)    $ (6,456)            (448)

Comprehensive Income

Net unrealised loss on
marketable securities                  --           --         --         --        --          (49)             (49)

Net loss                               --           --         --         --    (4,923)       4,516             (407)
                                                                                                            --------
Total Comprehensive Income                                                                                      (456)
                                  -------     -------    -------    -------   --------     -------          --------
Balance June 30, 2001               6,347     $      1   $    (20)  $ 25,175  $(24,071)    $ (1,989)        $   (904)

Reclassification of Permanent
Decline in Investment Securities       --           --         --         --    (1,989)       1,989               --

Comprehensive Income

Net loss                                                                         (342)           --             (342)
                                                                                                            --------
Total Comprehensive Income                                                                                      (342)
                                  -------     -------    -------    -------   --------     -------          --------
Balance June 30, 2002               6,347     $      1   $    (20)  $ 25,175  $(26,402)    $-               $ (1,246)
                                  =======     ========   =======    ========  ========     =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                      Consolidated Statements of Cash Flows
                For the Years Ended June 30, 2002, 2001 and 2000

                                                                                                             Convenience
                                                                                                             Translation
                                                            A$000's         A$000's        A$000's           US$000's
                                                             2000             2001           2002               2002
                                                             ----             ----           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                          $  (393)        $(4,923)        $  (342)        $  (190)
Adjustments
Foreign Currency Translation                                    --              --              --              --
Depreciation & Amortisation                                     --              --              --              --
Permanent Decline of Investment                                 --           4,516              --              --
Net Change In:
Staking Deposit                                                 --              --             (23)            (13)
Organisation Cost                                                1              --              --              --
Accounts Payable and Accrued Expenses                          (11)            (21)            185             103
Short-Term Loan - Affiliates                                    --              --              36              20
                                                           -------         -------         -------         -------

Net Cash Used in Continuing Operations                        (403)           (428)           (144)            (80)
Net Cash (used in) Discontinued Operations                      --              --              --              --
                                                           -------         -------         -------         -------
Net Cash (used in) Operating Activities                       (403)           (428)           (144)            (80)
                                                           -------         -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Treasury Stock                                   --              --              --
Net Proceeds from Investments                                   --              --              --
                                                           -------         -------         -------         -------
Net Cash Provided by (Used in) Investing Activities             --              --              --              --
                                                           -------         -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing From Affiliates                                      284             427             143              79
Sale of Options                                                120              --              --              --
New Borrowing                                                   --              --              --              --
                                                           -------         -------         -------         -------

Net Cash Provided by (Used in) Financing Activities            404             427             143              79
                                                           -------         -------         -------         -------

Net Increase (Decrease) in Cash                                  1              (1)             (1)             (1)
Cash at Beginning of Year                                        1               2               1               1
                                                           -------         -------         -------         -------
Cash at End of Year                                        $     2         $     1         $    --         $    --
                                                           =======         =======         =======         =======

Supplemental Disclosures

Common Stock Issued in Lieu of Debt Repayment                4,076              --              --              --
Interest Paid (Net Capitalised)                                 80              69              90              50
Income Taxes Paid                                               --              --              --              --

The accompanying notes are an integral part of these consolidated financial statements.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

(1)      ORGANIZATION

         Bay Resources, Ltd. ("Bay") is incorporated in the State of Delaware. The principal shareholder of Bay is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 78.8% of Bay as of June 30, 2002. Bay acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bay sold its interest in Solmecs effective June 5, 1998. During fiscal 1998, Bay incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com has not traded since incorporation. On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Bay International Pty Ltd, a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, 4075251 Canada Inc, a corporation incorporated under the laws of Canada. 4075215 Canada Inc is the vehicle that will be used by the Company to undertake exploration activities for gold in Canada.

(2)      RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has recently issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Conditions.

         SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognised in the financial statements, which is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

         Major provisions of these Statements and their effective dates for the Company are as follows:

         - All business combinations initiated after June 30, 2001 must use the purchase method of accounting, with the pooling of interest method of accounting prohibited.

         - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


(2)      RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

                  - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001 will not be amortised. In the year of adoption, all previously recognised goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

                  - Goodwill, tested by business segment and intangible assets with indefinite lives will be tested for impairment annually and wherever there is an impairment indicator.

         Management has adopted SFAS No. 141 and 142 as of June 30, 2002 and anticipates that there will be no impact on the 2002 financial statements.

         SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalised by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its financial statements.

         SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company on January 1, 2003, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements.

         SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections is effective for the Company on January 1, 2003 and records FASB Statement No. 4. Reporting Gains and Losses from Extinguishment of Debt and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

(2)      RECENT ACCOUNTING PRONOUNCEMENTS (Continued)


         No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changes conditions. The Company estimates that the new standard will not have a material impact on its financial statements.

(3)      ACCOUNTING POLICIES

         The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

         (a)      Consolidation

                  The consolidated financial statements include the accounts of Bay and the 100% interest it holds in Baynex.com Pty Ltd, Baynet International Pty Ltd and 4075251 Canada Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

(3)      ACCOUNTING POLICIES (Continued)

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

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

(3)      ACCOUNTING POLICIES (Continued)

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

         (j)      Exploration Expenditure

                  Exploration expenditure consisting of prospecting and exploration costs are written off against earnings as incurred.

         (k)      Convenience Translation to US$

                  The consolidated financial statements at June 30, 2002 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2002 (AUS $1.00=US $0.5569). The translation was made solely for the convenience of readers in the United States.

         (l)      Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

                                                    A$000's            A$000's
                                                     2001               2002
                                                     ----               ----
(4)    INVESTMENT SECURITIES
       The following is a summary
        of Investment
       Securities, 2000 and 2001:

       Investment, Cost method
       Available for Sale Securities                $ 4,516         $ 4,516
       Marketable Equity Securities, at cost             --              --
       Gross Realised Loss or impairment             (4,516)         (4,516)
                                                     ------          ------
       Marketable Equity Securities,
       at fair value                                     $-              $-
                                                     ======          ======

       The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings ("return of capital dividend") are applied as a reduction of the cost of the investment. No securities were sold during 2002 and 2001 and all securities were treated as available for sale for 2002 and 2001. At June 30, 2001 the Company determined that the decline in value of its investment was permanent and has recorded a realised loss in the amount of $4,516,000.

                                                                                         A$000's         A$000's
                                                                                          2001            2002
                                                                                          ----            ----
  (5)  SHORT TERM AND LONG-TERM DEBT

       The following is a summary of Bay's borrowing arrangements as of June 30, 2000 and 2001.

       Long Term

       Loan from corporations affiliated with the President of Bay. Interest accrues at the ANZ Banking Group Limited rate +1% for overdrafts over
       $100,000. Repayment of loan not required before June 30, 2003. (1)                $641            $784
                                                                                         ====            ====

(1) During the year ended June 30, 2000, the Company issued 8,000,000 options to purchase previously unissued stock in lieu of payment of this debt. Through the date of these financials Bay has continued to borrow from this source. The options to purchase shares expire January 20, 2010 and the exercise price is US$1.00 per share. The options were issued to a company affiliated with the President of Bay Resources Ltd.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

(6)      AFFILIATE TRANSACTIONS

         Bay advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At June 30, 2002 and 2001 Bay had outstanding advances to unconsolidated affiliated companies of $0 and $23,000, respectively and from unconsolidated affiliated companies of $0 and $36,000, respectively. $389,088 and $185,000 of accounts payable for the years shown is due to an affiliated management company. During the years ending June 30,2002, 2001 and 2000, Bay paid management fees to this affiliated management company in the amounts $170,000, $267,000 and $163,000 respectively. These entities are affiliated through common management and ownership.

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

(8)      SALE OF SOLMECS (Continued)

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

(9)      INCOME TAXES

         Bay files its income tax returns on an accrual basis. Bay has carry forward losses of approximately US$19 million as of June 30, 2002 which expire in the years 2003 through 2022, Bay will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the NOL carry forwards. Due to the uncertainty as to realization of these losses, a valuation allowance of US$6 million has been recorded to offset the tax benefit of the carry forward losses. During the year ended June 30, 2002 Bay provided for a net change in its valuation allowance of US$10,000.

(10)     CANADIAN AGREEMENT

         During the 2002 fiscal year, Bay continued to expand its gold exploration business by entering into an agreement to explore for gold on extensive property interests in northern Canada held by Tahera Corporation; and making application via a new 100% owned subsidiary, 4075251 Canada Inc, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
               (formerly Baynet Ltd and Bayou International, Ltd)
                       Supplementary Financial Information

                                                          FISCAL YEAR ENDED
                                       June 30, 2001                                  June 30, 2002
                                          A$000's                                        A$000's
                                          -------                                        -------
                          1st         2nd         3rd        4th         1st         2nd         3rd        4th
                        Quarter     Quarter     Quarter    Quarter     Quarter     Quarter     Quarter    Quarter
                        -------     -------     -------    -------     -------     -------     -------    -------
Revenues                   --          --          --         --          --          --          --         --

Loss from Operations     (175)       (145)       (118)         31       (100)       (123)        (96)       (23)

Permanent
decline of
Investment                 --          --          --      (4,516)        --          --          --         --

Income (loss)
Before Income Taxes      (175)       (145)       (118)     (4,485)      (100)       (123)        (96)       (23)

Net Profit (Loss)        (175)       (145)       (118)     (4,485)      (100)       (123)       (96)        (23)

Earnings (Loss) per
Common Equivalent
Share                    (.03)       (.02)       (.02)      (.71)       (.02)       (.02)       (.02)      (.00)