Form 10-Q
period 2002-09-30
BAY RESOURCES LTD
filed 2002-11-22
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2002     or
                               ------------------------

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

        Level 8, 580 St. Kilda Road, Melbourne, Victoria, 3004 Australia
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        0ll (613) 8532 2860
                                                     ------------------------

Securities registered pursuant to Section 12(b) of the Act :

      Title of each class                                 Name of each exchange
                                                          on  which registered

            N/A                                                 N/A
           -----                                              ------


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

Yes   X                    No____________
   -----------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of September 30, 2002.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         INTRODUCTION TO INTERIM FINANCIAL STATEMENTS.

     The interim financial statements included herein have been prepared by Bay Resources Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2002 and September 30, 2001, the results of its operations for the three month periods ended September 30, 2002 and September 30, 2001, and the changes in its cash flows for the three month periods ended September 30, 2002 and September 30, 2001, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      September 30, 2002 and June 30, 2002
                             and September 30, 2001
                                   (Unaudited)




                                                                             Sept 30       June 30            Sept 30
                                                                                2002          2002               2001
                                                                            A $000's      A $000's           A $000's
                                                                            --------      --------           --------
                                             ASSETS

Current Assets:
Cash                                                                             $2              $--              $1
Staking Deposit                                                                  23               23              --
                                                                            ----------------------------------------

Total Current Assets                                                             25               23               1
                                                                            ----------------------------------------

Other Assets:
Capitalised Mining & Exploration                                                 --               --              --
Investment securities                                                            --               --              --
                                                                            ----------------------------------------

Total Other Assets                                                               --               --              --
                                                                            ----------------------------------------

Total Assets                                                                    $25              $23              $1
                                                                            ========================================


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses                                          $439              $449           $288
Short- Term Loan - Affiliate                                                     53                36             --
                                                                            ----------------------------------------

Total Current Liabilities                                                       492               485            288
                                                                            ----------------------------------------

Long-Term Debt                                                                  889               784            717
                                                                            ----------------------------------------

Total Liabilities                                                             1,381             1,269          1,005
                                                                            ----------------------------------------

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
25,000,000 shares authorised,
6,347,089 issued and outstanding                                                  1                 1              1
Less Treasury Stock at Cost, 2,500 shares                                       (20)              (20)           (20)
Additional Paid-in-Capital                                                   25,175            25,175         25,175
Accumulated other Comprehensive Loss                                             --                --         (1,989)
Retained Deficits                                                           (26,512)          (26,402)       (24,171)
                                                                            ----------------------------------------

Total Stockholders' Deficit                                                  (1,356)           (1,246)        (1,004)
                                                                            ----------------------------------------

Total Liabilities and

Stockholders' Equity                                                            $25               $23             $1
                                                                            ========================================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations
         Three Months Ended September 30 2002, Year Ended June 30, 2002
                    and three months ended September 30, 2001
                                   (Unaudited)



                                                                               Three        Twelve              Three
                                                                              Months        Months             Months
                                                                               Ended         Ended              Ended
                                                                             Sept 30       June 30            Sept 30
                                                                                2002          2002               2001
                                                                            A $000's      A $000's           A $000's
                                                                            --------      --------           --------

Revenues:
Other Income

                                                                                 $--           $--                $--
                                                                            -----------------------------------------

Costs and Expenses:
Exploration Expenditure                                                           17            13                 --
Interest Expense                                                                  30            90                 20
Legal, Accounting & Professional                                                   6            21                  1
Administrative                                                                    57           218                 79
                                                                            -----------------------------------------

                                                                                 110           342                100
                                                                            -----------------------------------------

Loss from Operations                                                            (110)         (342)              (100)
                                                                            -----------------------------------------


Income (Loss) before Income Tax                                                 (110)         (342)              (100)

Provision for Income Tax                                                          --            --                 --
                                                                            -----------------------------------------

Net Income (Loss)                                                              $(110)        $(342)             $(100)
                                                                            =========================================


Earnings Per Common Equivalent Share                                           $(.02)        $(.05)             $(.02)
                                                                            =========================================

Weighted Number of Common
Equivalent Shares Outstanding                                                  6,347         6,347              6,347
                                                                            =========================================







              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                      September 30, 2002 and June 30, 2002
                             and September 30, 2001
                                   (Unaudited)

                                                                                                       Accumulated
                                             Common Stock     Treasury                    Retained           Other
                                                              Stock at        Paid in     Earnings   Comprehensive
                                   Shares          Amount         Cost        Capital      Deficit            Loss       Total
                                    000's         A$000's      A$000's        A$000's      A$000's         A$000's     A$000's
                                  -------         -------      -------        -------      -------   -------------    --------

Balance June 30, 2001               6,347              $1        $(20)        $25,175   $(24,071)         $(1,989)      $(904)

Comprehensive Income

Net loss three months ending           --              --           --             --       (100)              --        (100)
9-30-01
                                                                                                                     --------
Total Comprehensive Income             --              --           --             --         --               - -       (100)
                                    -----         -------        ----         -------   --------          -------    --------
Balance September 30, 2001          6,347              $1        $(20)        $25,175   $(24,171)         $(1,989)    $(1,004)

Comprehensive Income

Net loss nine months ending
6-30-02                                --              --           --             --       (242)              --        (242)

Reclassification of Permanent
Decline in Investment

Securities                             --              --           --             --     (1,989)           1,989          --

Total Comprehensive Income             --              --           --             --     (2,231)           1,989        (242)
                                    -----         -------        ----         -------   --------          -------    --------
Balance June 30, 2002               6,347              $1        $(20)        $25,175   $(26,402)             $--     $(1,246)

Comprehensive Income

Net loss three months ending
9-30-02                                --              --                          --       (110)              --        (110)
                                                                                                                        -----

Total Comprehensive Income             --              --                          --         --               --        (110)
                                    -----         -------        ----         -------   --------          -------    --------
Balance September 30, 2002          6,347              $1        $(20)        $25,175   $(26,512)             $--     ($1,356)
                                    =====         =======        ====         =======   ========          =======    ========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2002 and 2001
                          and Year Ended June 30, 2002
                                   (Unaudited)


                                                                                  Three                             Three
                                                                                 Months             Year           Months
                                                                                 Ended           Ended              Ended
                                                                                Sept 30         June 30           Sept 30
                                                                                   2002             2002             2001
                                                                                A$000's          A$000's          A$000's
                                                                              ---------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                 $(110)           $(342)           $(100)
Adjustments:
Staking Deposit                                                                      --              (23)              --
Accounts Payable and Accrued Liabilities                                            (10)             185               24
Short - Term Loan - Affiliate                                                        17               36                -
                                                                              ---------         ---------        --------

Net Cash Provided (Used) in Continuing Operations                                  (103)            (144)             (76)

Net Cash Provided (Used) in Operating Activities                                   (103)            (144)             (76)
                                                                              ---------         --------         --------

CASH FLOW FROM INVESTING ACTIVITIES:

Net Cash Provided (Used) in Investing Activities                                     --               --               --
                                                                              ---------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowing from Affiliate                                                        105              143               76
                                                                              ---------         --------         --------

Net Cash Provided by Financing Activities                                           105              143               76
                                                                              ---------         --------         --------

Net Increase (Decrease) in Cash                                                       2               (1)              --
Cash at Beginning of Year                                                             -                1                1
                                                                              ---------         --------         --------
Cash at End of Year                                                                  $2               $-               $1
                                                                              =========         ========         ========

Supplemental Disclosures:
Interest Paid (Net Capitalised)                                                      30               90               20
Income Tax Paid $                                                                    --               --               --







              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      September 30, 2002, June 30, 2002 and
                               September 30, 2001

(1)  ORGANISATION

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Bay Resources as of September 30, 2001. Bay Resources acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bayou sold its interest in Solmecs effective June 5, 1998. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia. Baynex.com Pty Ltd has not traded at September 30, 1998. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay International Pty Ltd, a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, 4075251 Canada Inc, a corporation incorporated under the laws of Canada. 4075251 Canada Inc is the vehicle that will be used by the Company to undertake exploration activities for gold in Canada.


(2)  INVESTMENT SECURITIES

The following is a summary of Investment Securities at September 30, 2002, June 30, 2002 and September 30, 2001:

                                                                       Sept 30          June 30           Sept 30
                                                                         2002             2002              2001
                                                                       A$000's          A$000's           A$000's
                                                                      ---------         --------         --------

Investment Cost Method

Available for Sale Securities                                            $4,516           $4,516           $4,516
Gross Unrealised Losses                                                  (4,516)          (4,516)          (4,516)
                                                                      ---------         --------         --------
Marketable Equity Securities,
at fair value                                                               $--              $--              $--
                                                                      =========         ========         ========


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



(3)  SHORT TERM AND LONG TERM DEBT

The following is a summary of Bay Resources borrowing arrangements as of September 30, 2002, June 30, 2002 and September 30, 2001.

                                                                       Sept 30          June 30           Sept 30
                                                                         2002             2002             2001
                                                                       A$000's           A$000's          A$000's
                                                                      ---------         --------         --------

Long-Term
Loan from corporations affiliated with the
 President of Bay Resources. Interest
accrues at the ANZ Banking Group Limited
rate + 1% for overdrafts over $100,000.
Repayment of loan not required
before June 30, 2003.                                                       889              784             $717
                                                                      ---------         --------         --------

Total Long-Term                                                            $889             $784             $717
                                                                      =========         ========         ========


(4)  AFFILIATE TRANSACTIONS

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At September 30, 2002, Bay Resources had no outstanding advances to or from unconsolidated affiliated companies. $418,000, $389,000 and $266,000 of accounts payable for the years shown is due to an affiliated management company.

Bay Resources paid management fees to this affiliated management company in the amounts of $30,000, $150,000 and $37,500, respectively. These entities are affiliated through common management and ownership.

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

(7)   INCOME TAXES

Bay Resources files its income tax returns on an accrual basis. Bayou has carry forward losses of approximately US$19 million as of June 30, 2002 which expire in the years 2003 through 2022. Bay Resources will need to file tax returns for those years of the NOL carryforwards. Due to the uncertainty as to realisation of these losses, a valuation allowance of US$6.0 million has been recorded to off set the tax benefit of the carry forward losses. During the year ended June 30, 2002, Bay Resources provided for a net change in its valuation allowance of US$10,000.


(8) CANADIAN AGREEMENT

During the 2002 fiscal year, Bay continued to expand its gold exploration business by entering into an agreement to explore for gold on extensive property interests in northern Canada held by Tahera Corporation; and making application via a new 100% owned subsidiary, 407521 Canada Inc, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada.


(9)  NEW BUSINESS OPPORTUNITY

On October 31, 2002, the Company announced that it had signed a Heads of Agreement with the Tibet Bureau of Geology and Minerals Exploration Development, China to earn a 51% interest ( with the right to earn up to a 70% interest in two drilled porphyry zones and the surrounding higher risk exploration areas) in the Xigaze copper belt running in a 200km east-west trend either side of Lhasa. The exploration block of about 40,000km2 contains eight known porphyry deposits. To date, only two have been drill tested - in west Chong Jiang and east of Lhasa Qu Long.

Qu Long is the main area with a huge central ore zone fully exposed with no soil or vegetation cover. Whilst only one hole has been completed, it intersected 500 meters of approximately 1% copper with several thick higher-grade intervals of 4% copper. Gold grades are known from surface sampling, but core assays are not yet available. Based on the surface grades, it is suspected that there will be
0.3 grams per tonne ("gt") gold credits along with silver and molybdenum. The central ore zone at Qu Long measures over 1 kilometer, it stands over 500 meters above the valley floor and has been drilled to 500 meters depth - a block of mineralized rock over 1 kilometer in each dimension, potentially a significantly large ore zone. Clearly much more drilling is required to define the ore deposit and the average grade, this has the potential to be a world class deposit containing over 5 million tones of copper metal as well as substantial credits of silver, gold and molybdenum.

                       BAY RESOURCES LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      September 30, 2001, June 30, 2001 and
                               September 30, 2000

(9)  NEW BUSINESS OPPORTUNITY (CONTINUED)

Chong Jiang is more thoroughly tested with four drill holes and over 700 meters of adit development. On the eastern side (closer to the main porphyry intrusion) drill hole No. 2 and an adit both intersected 1% copper ore and 0.2 g/t gold. From an exploration point of view this warrants further exploration.

Other porphyry deposits have been recognized and explored by rock chip sampling and shallow trenching. Both copper and gold grades are encouraging but as yet no drilling has been completed. It is significant that these deposits were only discovered late in 1999 - the first drill holes were only completed last year at Chong Jian, and Qu Long was first drilled in August 2002.

The Ministry of Lands and Resources in Beijing has committed US$30 million to Tibet exploration, of which US$10 million is for the copper porphyry projects.

The Xigaze porphyry deposits also show evidence of elevated gold credits similar to Grasberg and Batu Hijau deposits in Indonesia. Even more significant are the large discrete gold geochemical anomalies extending east from Qu Long. At this stage further exploration is required to know what these represent, they could be gold rich phases of the copper porphyry, and they may prove to be gold systems in their own right. Grasberg was expressed as a 2km2 2gt gold target. These are much weaker surface expressions but also up to 2km2 in area. Without drilling it is not known how much leaching has occurred.

The Company believes the Xigaze porphyry belt is an outstanding exploration and development opportunity. The BGMR geologists and the Minister believe the resource potential already exceeds 10 million tones of contained copper metal, perhaps even twice this amount, and it also has significant credits of silver, gold and molybdenum. The Company's exploration commitment is a minimum 3 years, and US$7 million, and in total, seven years for exploration and feasibility totalling US$35 million. The Heads of Agreement covers a period of 30 years (including the 7 years for exploration and feasibility and 23 years for mining) and can be extended if the economics of the project justify an extension.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         3 months ended September 30, 2001 A$1.00 = U.S. $.4915
         3 months ended September 30, 2002 A$1.00 = U.S. $.5435

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30 2001.

Costs and expenses increased from A$100,000 in the three months ended September 30, 2001 to A$110,000 in the three months ended September 30, 2002. The Company's financial statements are prepared in Australian dollars (A$). Since September 30, 2001 the A$ compared to the United States dollar (US$) has appreciated by 10.6%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of September 2002 to 2001 does not always present a true comparison. The decrease is a net result of:

a) an increase in interest expense from A$20,000 for the three months ended September 30, 2001 to A$30,000 for the three months ended September 30, 2002 as a result of the increase in long term debt of the Company required to fund the Company's operations and an increase in interest rates in Australia over that period.

b) a increase in legal accounting and professional expense from A$1,000 for the three months ended September 30, 2001 to A$6,000 for the three months ended September 30, 2002.

c) a decrease in administrative costs including salaries from A$79,000 in the three months ended September 30, 2001 to A$57,000 in the three months ended September 30, 2002 as the charge from AXIS Consultants Pty Ltd for management services was less than in the comparable period of the prior year.

d) an increase in the exploration expenditure expense from $nil for the three months ended 30 September 2001 to $17,000 for the three months ended 30 September 2002. In mid 2002, the Company commenced exploration activities in Canada for the first time and introduced an accounting policy of expensing all exploration expenditure as incurred.

As a result of the foregoing, the loss from operations increased from A$100,000 for the three months ended September 30, 2001 to A$110,000 for the three months ended September 30, 2002.

The net loss was A$110,000 for the three months ended September 30, 2002 compared to a net loss of A$100,000 for the thee months ended September 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002 the Company had short-term obligations of A$492,000 comprising accounts payable and accrued expenses and long term debt of A$889,000.

The Company anticipates that it will be able to defer repayment of certain of its short-term loan commitments, until it has sufficient liquidity to enable these loans to be repaid, of which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes, based on discussions with such affiliates, will continue to be available during fiscal 2003.

Other than the arrangements above the Company has not confirmed any further arrangements for ongoing funding. As a result the Company will be required to raise funds from additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year and to fund its contribution to the proposed Tibetan joint venture.

CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-Q is forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, and movements in the foreign exchange rate. Additional information which could affect the Company's financial results is included in the Company's Form 10-K on file with the Securities and Exchange Commission.

ITEM 3.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Bay Resources is exposed to interest rate risk primarily through its loan facilities. The Company utilizes these borrowings to meet its working capital needs.

At September 30, 2002, the Company had outstanding borrowings of approximately $889,000 under its Loan Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $8,890 annually.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, such officers concluded that our disclosure controls and procedures are effective to ensure that information gathered, analysed and disclosed on a timely basis.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                           PART 2 - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

NEW BUSINESS OPPORTUNITY

On October 31, 2002, the Company announced that it had signed a Heads of Agreement with the Tibet Bureau of Geology and Minerals Exploration Development, China to earn a 51% interest (with the right to earn up to a 70% interest in two drilled porphyry zones and the surrounding higher risk exploration areas) in the Xigaze copper belt running in a 200km east-west trend either side of Lhasa. The exploration block of about 40,000km2 contains eight known porphyry deposits. To date, only two have been drill tested -- in west Chong Jiang and east of Lhasa Qu Long.

Qu Long is the main area with a huge central ore zone fully exposed with no soil or vegetation cover. Whilst only one hole has been completed, it intersected 500 meters of approximately 1% copper with several thick higher-grade intervals of 4% copper. Gold grades are known from surface sampling, but core assays are not yet available. Based on the surface grades, it is suspected that there will be
0.3 grams per tonne ("gt") gold credits along with silver and molybdenum. The central ore zone at Qu Long measures over 1 kilometer, it stands over 500 meters above the valley floor and has been drilled to 500 meters depth - a block of mineralized rock over 1 kilometer in each dimension, potentially a significantly large ore zone. Clearly much more drilling is required to define the ore deposit and the average grade, this has the potential to be a world class deposit containing over 5 million tones of copper metal as well as substantial credits of silver, gold and molybdenum.

Chong Jiang is more thoroughly tested with four drill holes and over 700 meters of adit development. On the eastern side (closer to the main porphyry intrusion) drill hole No. 2 and an adit both intersected 1% copper ore and 0.2 g/t gold. From an exploration point of view this warrants further exploration.

Other porphyry deposits have been recognized and explored by rock chip sampling and shallow trenching. Both copper and gold grades are encouraging but as yet no drilling has been completed. It is significant that these deposits were only discovered late in 1999 - the first drill holes were only completed last year at Chong Jian, and Qu Long was first drilled in August 2002.

The Ministry of Lands and Resources in Beijing has committed US$30 million to Tibet exploration, of which US$10 million is for the copper porphyry projects.

The Xigaze porphyry deposits also show evidence of elevated gold credits similar to Grasberg and Batu Hijau deposits in Indonesia. Even more significant are the large discrete gold geochemical anomalies extending east from Qu Long. At this stage further exploration is required to know what these represent, they could be gold rich phases of the copper porphyry, and they may prove to be gold systems in their own right. Grasberg was expressed as a 2km2 2gt gold target. These are much weaker surface expressions but also up to 2km2 in area. Without drilling it is not known how much leaching has occurred.

The Company believes the Xigaze porphyry belt is an outstanding exploration and development opportunity. The BGMR geologists and the Minister believe the resource potential already exceeds 10 million tones of contained copper metal, perhaps even twice this amount, and it also has significant credits of silver, gold and molybdenum. The Company's exploration commitment is a minimum 3 years, and US$7 million, and in total, seven years for exploration and feasibility totalling US$35 million. The Heads of Agreement covers a period of 30 years (including the 7 years for exploration and feasibility and 23 years for mining) and can be extended if the economics of the project justify an extension.

Formal contracts are to be signed during November 2002.

                                     PART II

Item 1.  LEGAL

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any Report on Form 8-K during the three months ended September 30, 2002.

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


Dated: November 22, 2002         By:  /s/ Peter Lee
                                     ------------------------------------
                                     Name:  Peter Lee
                                     Title: Director, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report on Form 10-Q of Bay Resources Ltd. (the "Company") for the three months ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Peter Lee, Chief Financial Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the securities Exchange Act of 1934; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.


November 22, 2002                       By:  /s/ Peter Lee
                                            -----------------------------------
                                            Name:  Peter Lee
                                            Title: Director, Secretary and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report on Form 10-Q of Bay Resources Ltd. (the "Company") for the three months ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Joseph Gutnick, Chief Executive Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the securities Exchange Act of 1934; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.


November 22, 2002                By:  /s/ Joseph I. Gutnick
                                     ---------------------------------------
                                     Name:  Joseph I. Gutnick
                                     Title: Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter Lee, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bay Resources Ltd. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 22, 2002                 By:  /s/ Peter Lee
                                            -----------------------------------
                                            Name:  Peter Lee
                                            Title: Director, Secretary and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Joseph I. Gutnick, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bay Resources Ltd. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 22, 2002         By:  /s/ Joseph I. Gutnick
                                    ---------------------------------------
                                    Name:  Joseph I. Gutnick
                                    Title: Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)