Form 10-Q
period 2002-12-31
BAY RESOURCES LTD
filed 2003-03-11
CIK 814904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                    FORM 1O-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002 or

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

        Level 8, 580 St. Kilda Road, Melbourne, Victoria, 3004 Australia
      -------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]                   No  [X]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of December 31, 2002.

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

         In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of December 31, 2002 and December 31, 2001, the results of its operations for the three and six month periods ended December 31, 2002 and December 31, 2001, and the changes in its cash flows for the three month periods ended December 31, 2002 and December 31, 2001, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       December 31, 2002 and June 30, 2002
                              and December 31, 2001
                                   (Unaudited)
                                     ASSETS

                                                    Dec 31        June 30         Dec 31
                                                     2002           2002           2001
                                                   A $000's       A $000's       A $000's
                                                   --------       --------       --------
Current Assets:
Cash                                              $       1       $      -       $      3
Staking Deposit                                          23             23              -
                                                  ---------------------------------------

Total Current Assets                                     23             23              3
                                                  ---------------------------------------

Other Assets:
Capitalised Mining & Exploration                          -              -              -
Investment securities                                     -              -              -
                                                  ---------------------------------------

Total Other Assets                                        -              -              -
                                                  ---------------------------------------

Total Assets                                      $      24       $     23       $      3
                                                  =======================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses             $     548       $    449       $    399
Short- Term Loan - Affiliate                             20             36              -
                                                  ---------------------------------------

Total Current Liabilities                               568            485            399
                                                  ---------------------------------------

Long-Term Debt                                        1,029            784            731
                                                  ---------------------------------------

Total Liabilities                                     1,597          1,269          1,130
                                                  ---------------------------------------

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
25,000,000 shares authorised,
6,347,089 issued and outstanding                          1              1              1
Less Treasury Stock at Cost, 2,500 shares               (20)           (20)           (20)
Additional Paid-in-Capital                           25,175         25,175         25,175
Accumulated other Comprehensive Loss                      -              -         (1,989)
Retained Deficits                                   (26,729)       (26,402)       (24,294)
                                                  ---------------------------------------

Total Stockholders' Deficit                          (1,573)        (1,246)        (1,127)
                                                  ---------------------------------------

Total Liabilities and
Stockholders' Equity                              $      24       $     23       $      3
                                                  =======================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Three Months Ended December 31, 2002 and 2001
                 and six months ended December 31, 2002 and 2001
                                   (Unaudited)

                                                    Three          Three           Six            Six
                                                    Months         Months         Months         Months
                                                    Ended          Ended          Ended          Ended
                                                    Dec 31         Dec 31         Dec 31         Dec 31
                                                     2002           2001           2002           2001
                                                  A $000's        A $000's       A $000's       A $000's
                                                  --------        --------       --------       --------
Revenues:
Other Income                                      $       -       $      -       $      -       $      -
                                                  ------------------------------------------------------

Costs and Expenses:
Exploration Expenditure                                  94              -            111              -
Interest Expense                                         32             21             62             41
Legal, Accounting & Professional                         22              3             28              4
Administrative                                           69             99            126            178
                                                  ------------------------------------------------------

                                                        217            123            327            223
                                                  ------------------------------------------------------

Loss from Operations                                   (217)          (123)          (327)          (223)
                                                  ------------------------------------------------------

Income (Loss) before Income Tax                        (217)          (123)          (327)          (223)

Provision for Income Tax                                  -              -              -              -
                                                  ------------------------------------------------------

Net Income (Loss)                                 $    (217)      $   (123)      $   (327)      $   (223)
                                                  ======================================================

Earnings Per Common Equivalent Share              $    (.03)      $   (.02)      $   (.05)      $  (0.03)
                                                  ======================================================

Weighted Number of Common
Equivalent Shares Outstanding                         6,347          6,347          6,347          6,347
                                                  ======================================================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                       December 31, 2002 and June 30, 2002
                              and December 31, 2001
                                   (Unaudited)

                                                                                 Accumulated
                                        Common   Treasury             Retained      Other
                                        Stock    Stock at  Paid in    Earnings   Comprehensive
                                Shares  Amount    Cost     Capital    Deficit         Loss       Total
                                000's   A$000's  A$000's   A$000's    A$000's       A$000's     A$000's
                                ------  -------  -------   --------   ---------  -------------  -------
Balance June 30, 2001           6,347   $   1    $  (20)   $ 25,175   $(24,071)  $  (1,989)     $  (904)

Comprehensive Income

Net loss six months ending
12-31-01                            -       -         -           -       (223)          -         (223)
                                                                                                -------
Total Comprehensive Income          -       -         -           -          -           -         (223)
                               ------------------------------------------------------------------------

Balance September 30, 2001      6,347   $   1    $  (20)   $ 25,175   $(24,294)  $  (1,989)     $(1,127)

Comprehensive Income

Net loss six months ending
6-30-02                             -       -         -           -       (119)          -         (119)

Reclassification of Permanent
Decline in Investment
Securities                          -       -         -           -     (1,989)     1,989             -

Total Comprehensive Income          -       -         -           -     (2,231)     1,989          (242)
                               ------------------------------------------------------------------------

Balance June 30, 2002           6,347   $   1    $  (20)   $ 25,175   $(26,402)  $       -      $(1,246)

Comprehensive Income

Net loss six months ending
12-31-02                            -       -                     -       (327)          -         (327)
                                                                                                -------

Total Comprehensive Income          -       -                     -          -           -         (327)
                               ------------------------------------------------------------------------

Balance September 30, 2002      6,347   $   1    $  (20)   $ 25,175   $(26,729)  $       -      $ 1,573
                               ========================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2002 and 2001
                          and Year Ended June 30, 2002
                                   (Unaudited)

                                                    Six                            Six
                                                   Months           Year          Months
                                                   Ended           Ended          Ended
                                                   Dec 31         June 30         Dec 31
                                                    2002            2002           2001
                                                   A$000's         A$000's        A$000's
                                                   -------         -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                 $    (327)      $   (342)      $   (223)
Adjustments:
Staking Deposit                                           -            (23)             -
Accounts Payable and Accrued Liabilities                 99            185            135
Short - Term Loan - Affiliate                           (16)            36              -
                                                  ---------------------------------------

Net Cash Provided (Used) in Operating Activities       (244)          (144)           (88)
                                                  ---------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Provided (Used) in Investing Activities          -              -              -
                                                  ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowing from Affiliate                            245            143             90
                                                  ---------------------------------------

Net Cash Provided by Financing Activities               245            143             90
                                                  ---------------------------------------

Net Increase (Decrease) in Cash                           1             (1)             2
Cash at Beginning of Year                                 -              1              1
                                                  ---------------------------------------
Cash at End of Year                               $       1       $      -       $      3
                                                  =======================================

Supplemental Disclosures:
Interest Paid (Net Capitalised)                          62             90             41
Income Tax Paid $                                         -              -              1

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      December 31, 2002, June 30, 2002 and
                                December 31, 2001

(1) ORGANISATION

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Bay Resources as of December 31, 2002. Bay Resources acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. ("Solmecs") and 100% ownership on January 2, 1992. Bayou sold its interest in Solmecs effective June 5, 1998. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia. Baynex.com Pty Ltd has not traded at September 30, 1998. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay International Pty Ltd, a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, 4075251 Canada Inc, a corporation incorporated under the laws of Canada. 4075251 Canada Inc is the vehicle that will be used by the Company to undertake exploration activities for gold in Canada. In December 2002, the name of its 100% owned subsidiary was changed from Baynet International Pty Ltd to Bay Resources (Asia) Pty Ltd.

(2) INVESTMENT SECURITIES

The following is a summary of Investment Securities at December 31, 2002, June 30, 2002 and December 31, 2001:

                                                  Dec 31          June 30        Dec 31
                                                   2002            2002           2001
                                                  A$000's         A$000's        A$000's
                                                  -------         --------       --------
Investment Cost Method
Available for Sale Securities                     $   4,516       $  4,516       $  4,516
Gross Realised Loss or impairment                    (4,516)        (4,516)        (4,516)
                                                  ---------------------------------------
Marketable Equity Securities,
at fair value                                     $       -       $      -       $      -
                                                  =======================================

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

(3) SHORT TERM AND LONG TERM DEBT

The following is a summary of Bay Resources borrowing arrangements as of December 31, 2002, June 30, 2002 and December 31, 2001.

                                                  Dec 31          June 30        Dec 31
                                                   2002            2002           2001
                                                  A$000's         A$000's        A$000's
                                                  -------         -------        -------
Long-Term
Loan from corporations affiliated with the
President of Bay Resources. Interest accrues at
the ANZ Banking Group Limited rate
+ 1% for overdrafts over $100,000.
Repayment of loan not required
before June 30, 2003.                             $  1,029        $   784        $   731

Total Long-Term                                   $  1,029        $   784        $   731
                                                  =======================================

(4) AFFILIATE TRANSACTIONS

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At December 31, 2002, Bay Resources had no outstanding advances to or from unconsolidated affiliated companies. $455,000, $389,000 and $368,000 of accounts payable for the years shown is due to an affiliated management company.

Bay Resources paid management fees to this affiliated management company in the amounts of $60,000, $150,000 and $75,000 respectively. These entities are affiliated through common management and ownership.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      December 31, 2002, June 30, 2002 and
                                December 31, 2001

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

(9)  NEW BUSINESS OPPORTUNITY

On November 25, 2002, the Company announced that it had signed a joint venture contract with the Tibet Bureau of Geology and Minerals Exploration Development, China to earn a 51% interest ( with the right to earn up to a 70% interest in two drilled porphyry zones and the surrounding higher risk exploration areas) in the Xigaze copper belt running in a 200km east-west trend either side of Lhasa. The exploration block of about 40,000km2 contains eight known porphyry deposits. To date, only two have been drill tested - in west Chong Jiang and east of Lhasa Qu Long.

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

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      December 31, 2002, June 30, 2002 and
                                December 31, 2001

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

The Xigaze porphyry deposits also show evidence of elevated gold credits similar to Grasberg and Batu Hijau deposits in Indonesia. Even more significant are the large discrete gold geochemical anomalies extending east from Qu Long. At this stage further exploration is required to know what these represent, they could be gold rich phases of the copper porphyry, and they may prove to be gold systems in their own right. Grasberg was expressed as a 2km(2) 2gt gold target. These are much weaker surface expressions but also up to 2km(2) in area. Without drilling it is not known how much leaching has occurred.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         6 months ended December 31, 2001 A$1.00 = U.S. $.5128
         6 months ended December 31, 2002 A$1.00 = U.S. $.5650

RESULTS OF OPERATION

THREE MONTHS ENDED DECEMBER 31, 2002 VS. THREE MONTHS ENDED DECEMBER 31, 2001.

The Company is primarily engaged in mineral exploration activities and to date has not generated revenues from such activities.

Costs and expenses increased from A$123,000 in the three months ended December 31, 2001 to A$217,000 in the three months ended December 31, 2002. The Company's financial statements are prepared in Australian dollars (A$). Since December 31, 2001 the A$ compared to the United States dollar (US$) has appreciated by 10.2%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of December 2002 to 2001 does not always present a true comparison. The increase is a net result of:

a) an increase in interest expense from A$21,000 for the three months ended December 31, 2001 to A$32,000 for the three months ended December 31, 2002 as a result of the increase in long term debt of the Company required to fund the Company's operations and an increase in interest rates in Australia over that period.

b) an increase in legal accounting and professional expense from A$3,000 for the three months ended December 31, 2001 to A$22,000 for the three months ended December 31, 2002.

c) a decrease in administrative costs including salaries from A$99,000 in the three months ended December 31, 2001 to A$69,000 in the three months ended December 31, 2002 as the charge from AXIS Consultants Pty Ltd for management services was less than in the comparable period of the prior year.

d) an increase in the exploration expenditure expense from $nil for the three months ended 31 December 2001 to $83,000 for the three months ended 30 September 2002. In mid 2002, the Company commenced exploration activities in Canada for the first time and introduced an accounting policy of expensing all exploration expenditure as incurred.

As a result of the foregoing, the loss from operations increased from A$123,000 for the three months ended December 31, 2001 to A$217,000 for the three months ended December 31, 2002.

The net loss was A$217,000 for the three months ended December 31, 2002 compared to a net loss of A$123,000 for the three months ended December 31, 2001.

SIX MONTHS ENDED DECEMBER 31, 2002 VS. SIX MONTHS ENDED DECEMBER 31, 2001.

Costs and expenses increased from A$223,000 in the six months ended December 31, 2001 to A$327,000 in the six months ended December 31, 2002. The Company's financial statements are prepared in Australian dollars (A$). Since December 31, 2001 the A$ compared to the United States dollar (US$) has appreciated by 10.2%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of December 2002 to 2001 does not always present a true comparison. The increase is a net result of:

a) an increase in interest expense from A$41,000 for the six months ended December 31, 2001 to A$62,000 for the six months ended December 31, 2002 as a result of the increase in long term debt of the Company required to fund the Company's operations and an increase in interest rates in Australia over that period.

b) an increase in legal accounting and professional expense from A$4,000 for the six months ended December 31, 2001 to A$28,000 for the six months ended December 31, 2002 as a result of the work involved in regards the new explration activities in Canada and Tibet.

c) a decrease in administrative costs including salaries from A$178,000 in the six months ended December 31, 2001 to A$126,000 in the six months ended December 31, 2002 as the charge from AXIS Consultants Pty Ltd for management services was less than in the comparable period of the prior year.

d) an increase in the exploration expenditure expense from $nil for the six months ended 31 December 2001 to $111,000 for the six months ended 30 September 2002. In mid 2002, the Company commenced exploration activities in Canada for the first time and introduced an accounting policy of expensing all exploration expenditure as incurred.

As a result of the foregoing, the loss from operations increased from A$223,000 for the six months ended December 31, 2001 to A$327,000 for the six months ended December 31, 2002.

The net loss was A$327,000 for the six months ended December 31, 2002 compared to a net loss of A$223,000 for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002 the Company had short-term obligations of A$568,000 comprising accounts payable and accrued expenses and long term debt of A$1,029,000.

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

At September 30, 2002, the Company had outstanding borrowings of approximately $1,029,000 under its Loan Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $10,290 annually.

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

                           PART 2 - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

NEW BUSINESS OPPORTUNITY

On December 4, 2002, the Company announced that it had signed the contract for a co-operative joint venture with the Tibet Bureau of Geology and Minerals Exploration and Development ("Tibet BGMR"), China, previously announced on October 31, 2002. Bay Resources can earn a minimum 51% interest, with the right to earn up to 70% interest by a further capital investment, in two drill tested porphyry copper-gold deposits (Chong Jiang and Qu Long). Bay Resources can earn a 70% interest in the surrounding exploration area of approximately 15,000 square kilometres, where previous exploration by the Tibet BGMR has defined a further six porphyry targets, which have not yet been drill tested. These additional six porphyry targets were defined by regional geochemical surveys, with anomalous areas being further refined with ground geophysics, and finally trenching of mineralized areas.

Drilling of the Chong Jiang porphyry copper-gold deposit about 120 kilometres west of Lhasa has recovered 1% copper and 0.2 grams per tonne ("g/t") gold over 300 metres in one hole, with similar grades over 93 metres in an adjacent adit.

Only one hole has been completed at the Qu Long porphryr copper-gold deposit, 80 kilometres east of Lhasa. The mineralizations in this hole are highly variable from 0.2% to 1.8% copper and higher gold values of 0.2 - 0.3 g/t generally associated with the higher-grade interval. A 45-metre interval graded 1% copper and 0.2 g/t gold, similar to the Chong Jian porphyry copper-gold deposit. A recent geophysical survey has indicated a strong anomaly over a kilometre in length on the northern contact zone of the Qu Long porphyry. Drilling of this target will only be possible in March 2003 when the snow cover melts. The project is located at an elevation of 5,000 - 5,400 metres. High-grade skarn mineralization, discovered by the Tibet BGMR on the southern contact of the Qu Long porphyry copper-gold deposit, is being mined on a small scale by a local company from Lhasa. Ore grades from this operation vary from 10% to 15% copper.

There are also a number of discrete gold anomalies detected in the Tibet BGMR regional geochemical survey. Pitting in one area, northeast of Qu Long, has shown gold values of 5 g/t over several metres on the contact of a small porphyry intrusion. Many of the gold targets remain unexplored and provide an encouraging target for testing in 2003.

Importantly, the Tibet BGMR has agreed to include the Jia Ma Skarn deposit within the scope of the joint venture. This deposit, located 10 kilometres north-east of Qu Long, was discovered by the Tibet BGMR ten years ago and has been drilled to a depth of 300 metres and tested by a number of adits over a 3 kilometre strike length. The approved reserves (by the Ore Reserve Evaluation Committee of the PRC) are 20 million tonnes at a grade of 1.16% copper, 0.5 g/t gold, 0.25% molybdenum and variable but significant silver credits. The in-situ contained metal values are 500,000 tonnes copper, 500,000 ounces ("ozs") gold, 700 tonnes silver (20 million ozs) and 100,000 tonnes of molybdenum. There is considerable upside in increasing the tonnage beyond the 300 metres depth drilled to date. In addition, both copper and gold grades tend to increase in depth. Bay Resources can earn between a 60% and 70% interest in the Jia Ma mining lease through deeper drilling and feasibility-study. The area surrounding this deposit and mine lease is already within our regional exploration area where Bay Resources can earn 70% interest. Several gold targets have been recently discovered associated with small porphyry intrusions that warrant immediate follow up exploration.

The porphyry copper-gold belt east and west of Lhasa was only discovered in 1999 during the Frontier Exploration Program funded by the Ministry of Lands and Resources in Beijing. The first drill holes were completed at Chong Jiang in 2001 and at Qu Long in September 2002.

                                     PART II

Item 1.  LEGAL

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports

                  The Company did not file any Report on Form 8-K during the three months ended December 31, 2002.

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

Dated: February 13, 2003                    By: /s/ Peter Lee

                                            Peter Lee
                                            Peter Lee, Director, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report on Form 10-Q of Bay Resources Ltd. (the "Company") for the three months ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Peter Lee, Chief Financial Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

         (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

February 13, 2003
                                           /s/ Peter Lee
                                           ------------------------------------
                                            Peter Lee
                                            Director, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report on Form 10-Q of Bay Resources Ltd. (the "Company") for the three months ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Joseph Gutnick, Chief Executive Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

         (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

February 13, 2003
                                            /s/ Joseph I. Gutnick
                                            -----------------------------------
                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

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

Date: February 13, 2003                     /s/ Peter Lee
                                            ------------------------------------
                                            Name: Peter Lee
                                            Title: Director, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

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

Date: February 13, 2003                     /s/ Joseph I. Gutnick
                                            ------------------------------------
                                            Name: Joseph I. Gutnick
                                            Title:  Chairman of the Board,
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)