Form 10-Q
period 2003-03-31
BAY RESOURCES LTD
filed 2003-05-21
CIK 814904

Securities and Exchange Commission

Washington, D.C. 2O549

FORM lO-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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

Registrant’s telephone number, including area code 0ll (613) 8532 2860

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

Indicate by check mark whether the restraint has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]              No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 6,347,089 outstanding shares of Common Stock as of March 31, 2003.

PART 1

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

          Introduction to Interim Financial Statements.

          The interim financial statements included herein have been prepared by Bay Resources Ltd. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

          In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2003 and March 31, 2002 , the results of its operations for the three and nine month periods ended March 31, 2003 and March 31, 2002 , and the changes in its cash flows for the three and nine month periods ended March 31, 2003 and March 31, 2002 , have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

          UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

BAY RESOURCES LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2003 and June 30, 2002
and March 31, 2002
(Unaudited)

	March 31	June 30	March 31
	2003	2002	2002
	A $000's	A $000's	A $000's

ASSETS
Current Assets:
Cash	$1	$—	$4
Staking Deposit	23	23	—

Total Current Assets	24	23	4

Other Assets:
Capitalised Mining & Exploration	—	—	—
Investment securities	—	—	—

Total Other Assets	—	—	—

Total Assets	$24	$23	$4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$560	$449	$481
Short- Term Loan – Affiliate	39	36	—

Total Current Liabilities	599	485	481

Long-Term Debt	1,120	784	746

Total Liabilities	1,719	1,269	1,227

Stockholders’ Equity (Deficit):
Common Stock: $.0001 par value 25,000,000 shares authorised, 6,347,089 issued and outstanding	1	1	1
Less Treasury Stock at Cost, 2,500 shares	(20)	(20)	(20)
Additional Paid-in-Capital	25,175	25,175	25,175
Accumulated other Comprehensive Loss	—	—	(1,989)
Retained Deficits	(26,851)	(26,402)	(24,390)

Total Stockholders’ Deficit	(1,695)	(1,246)	(1,223)

Total Liabilities and Stockholders’ Equity	$24	$23	$4

The accompanying notes are an integral part of these
consolidated financial statements.

BAY RESOURCES LTD. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2003 and 2002
and nine months ended March 31, 2003 and 2002
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	March 31	March 31	March 31	March 31
	2003	2002	2003	2002
	A $000's	A $000's	A $000's	A $000's

Revenues:
Other Income	$—	$—	$—	$—

Costs and Expenses:
Exploration Expenditure	19	—	130	—
Interest Expense	34	23	96	64
Legal, Accounting & Professional	7	5	35	9
Administrative	62	68	188	246

	122	96	449	319

Loss from Operations	(122)	(96)	(449)	(319)

Income (Loss) before Income Tax	(122)	(96)	(449)	(319)
Provision for Income Tax	—	—	—	—

Net Income (Loss)	$(122)	$(96)	$(449)	$(319)

Earnings Per Common Equivalent Share	$(.02)	$(.02)	$(.07)	$(0.05)

Weighted Number of Common Equivalent Shares Outstanding	6,347	6,347	6,347	6,347

The accompanying notes are an integral part of these
consolidated financial statements

BAY RESOURCES LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
March 31, 2003 and June 30, 2002
and March 31, 2002
(Unaudited)

						Accumulated
		Common	Treasury		Retained	Other
		Stock	Stock at	Paid in	Earnings	Comprehensive
	Shares	Amount	Cost	Capital	Deficit	Loss	Total
	000's	A$000's	A$000's	A$000's	A$000's	A$000's	A$000's

Balance June 30, 2001	6,347	$1	$(20)	$25,175	$(24,071)	$(1,989)	$(904)
Comprehensive Income
Net loss nine months ending 3-31-02	—	—	—	—	(319)	—	(319)

Total Comprehensive Income	—	—	—	—	—	—	(319)

Balance March 31, 2002	6,347	$1	$(20)	$25,175	$(24,390)	$(1,989)	$(1,223)
Comprehensive Income
Net loss three months ending 6-30-02	—	—	—	—	(23)	—	(23)
Reclassification of Permanent Decline in Investment Securities	—	—	—	—	(1,989)	1,989	—

Total Comprehensive Income	—	—	—	—	(2,012)	1,989	(23)

Balance June 30, 2002	6,347	$1	$(20)	$25,175	$(26,402)	$—	$(1,246)
Comprehensive Income
Net loss nine months ending 03-31-03	—	—		—	(449)	—	(449)

Total Comprehensive Income	—	—		—	—	—	(449)

Balance March 31, 2003	6,347	$1	$(20)	$25,175	$(26,851)	$—	$1,695

The accompanying notes are an integral part of these
consolidated financial statements.

BAY RESOURCES LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Nine months Ended March 31, 2003 and 2002
and Year Ended June 30, 2002
(Unaudited)

	Nine		Nine
	Months	Year	Months
	Ended	Ended	Ended
	March 31	June 30	March 31
	2003	2002	2002
	A$000's	A$000's	A$000's

Cash Flows from Operating Activities:
Net Income (Loss)	$(449)	$(342)	$(319)
Adjustments:
Staking Deposit	—	(23)	—
Accounts Payable and Accrued Liabilities	111	185	217
Short – Term Loan – Affiliate	3	36	—

Net Cash Provided (Used) in Operating Activities	(335)	(144)	(102)

Cash Flow from Investing Activities:
Net Cash Provided (Used) in Investing Activities	—	—	—

Cash Flows from Financing Activities:
Net Borrowing from Affiliate	336	143	105

Net Cash Provided by Financing Activities	336	143	105

Net Increase (Decrease) in Cash	1	(1)	3
Cash at Beginning of Year	—	1	1

Cash at End of Year	$1	$—	$4

Supplemental Disclosures:	96	90	64
Income Tax Paid $	—	—	—

The accompanying notes are an integral part of these
consolidated financial statements

BAY RESOURCES LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003, June 30, 2002 and
March 31, 2002

(1)  Organisation

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.8% of Bay Resources as of March 31, 2003. Bay Resources acquired a controlling interest on September 3, 1987 in former subsidiary, Solmecs Corporation N.V. (“Solmecs”) and 100% ownership on January 2, 1992. Bayou sold its interest in Solmecs effective June 5, 1998. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia. Baynex.com Pty Ltd has not traded at September 30, 1998. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay International Pty Ltd (now called Bay Resources (Asia) Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, 4075251 Canada Inc, a corporation incorporated under the laws of Canada. 4075251 Canada Inc is the vehicle that will be used by the Company to undertake exploration activities for gold in Canada. In December 2002, the name of its 100% owned subsidiary was changed from Baynet International Pty Ltd to Bay Resources (Asia) Pty Ltd.

(2) Investment Securities

The following is a summary of Investment Securities at March 31, 2003,
June 30, 2002 and March 31, 2002 :

	March 31	June 30	March 31
	2003	2002	2002
	A$000's	A$000's	A$000's

Investment Cost Method Available for Sale Securities	$4,516	$4,516	$4,516
Gross Realised Loss or impairment	(4,516)	(4,516)	(4,516)

Marketable Equity Securities, at fair value	$—	$—	$—

The investment using this cost method is carried at cost. Dividends received from the investment carried at cost are included in other income. Dividends received in excess of the Company’s proportionate share of accumulated earnings (“return of capital dividends”) are applied as a reduction of the cost of the investment. No securities were sold during 2003 and 2002 and all securities were treated as available for sale for 2003 and 2002.

(3)  Short Term and Long Term Debt

The following is a summary of Bay Resources borrowing arrangements as of March 31, 2003,
June 30, 2002 and March 31, 2002 .

	March 31	June 30	March 31
	2003	2002	2002
	A$000's	A$000's	A$000's

Long-Term
Loan from corporations affiliated with the President of Bay Resources. Interest accrues at the ANZ Banking Group Limited rate + 1% for overdrafts over $100,000 Repayment of loan not required before March 31, 2004	$1,120	$784	$746

Total Long-Term	$1,120	$784	$746

(4)  Affiliate Transactions

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. At March 31, 2003, Bay Resources had no outstanding advances to or from unconsolidated affiliated companies. $484,000, $389,000 and $418,000 of accounts payable for the years shown is due to an affiliated management company.

Bay Resources paid management fees to this affiliated management company in the amounts of $80,000, $150,000 and $112,500 respectively. These entities are affiliated through common management and ownership.

BAY RESOURCES LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003, June 30, 2002 and
March 31, 2002

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

The Company has been granted certain demand and “piggyback” registration rights with respect to the SCNV shares. Notwithstanding the foregoing, the Company has agreed not to sell, grant options for sale or assign or transfer any of the SCNV shares, for a period of 24 months from the closing of the (“Lock-up”) agreement, which expired in June 2000. Bay Resources has requested SCNV to take the necessary steps to register Bay Resources’ shareholding in SCNV. The Company does not currently have any plans to distribute the shares.

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

(8)  Canadian Agreement

During the 2003 fiscal year, Bay continued to expand its gold exploration business by entering into an agreement to explore for gold on extensive property interests in northern Canada held by Tahera Corporation; and making application via a new 100% owned subsidiary, 407521 Canada Inc, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada.

(9)  Termination of New Business Opportunity

On November 25, 2002, the Company announced that it had signed a joint venture contract with the Tibet Bureau of Geology and Minerals Exploration Development (“Tibet BGMR”), China to earn a 51% interest ( with the right to earn up to a 70% interest in two drilled porphyry zones and the surrounding higher risk exploration areas) in the Xigaze copper belt running in a 200km east-west trend either side of Lhasa. The exploration block of about 40,000km2 contains eight known porphyry deposits. To date, only two have been drill tested – in west Chong Jiang and east of Lhasa Qu Long.

In March 2003, the Company withdrew from the agreement due to additional hurdles that were placed in front of the Company by the Tibet BGMR.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

               9 months ended March 31, 2002 A$1.00 = U.S. $.5282
               9 months ended March 31, 2003 A$1.00 = U.S. $.5650

RESULTS OF OPERATION

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002 .

The Company is primarily engaged in mineral exploration activities and to date has not generated revenues from such activities.

Costs and expenses increased from A$96,000 in the three months ended March 31, 2002 to A$122,000 in the three months ended March 31, 2003. The Company’s financial statements are prepared in Australian dollars (A$). Since March 31, 2002 the A$ compared to the United States dollar (US$) has appreciated by 6.9%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of March 2003 to 2002 does not always present a true comparison. The increase is a net result of:

a)	an increase in interest expense from A$23,000 for the three months ended March 31, 2002 to A$34,000 for the three months ended March 31, 2003 as a result of the increase in long term debt of the Company required to fund the Company’s operations and an increase in interest rates in Australia over that period.

b)	an increase in legal accounting and professional expense from A$5,000 for the three months ended March 31, 2002 to A$7,000 for the three months ended March 31, 2003.

c)	a decrease in administrative costs including salaries from A$68,000 in the three months ended March 31, 2002 to A$62,000 in the three months ended March 31, 2003 as the charge from AXIS Consultants Pty Ltd for management services was less than in the comparable period of the prior year.

d)	an increase in the exploration expenditure expense from $nil for the three months ended March 31, 2002 to $19,000 for the three months ended March 31, 2003. In mid 2002, the Company commenced exploration activities in Canada and Tibet for the first time and introduced an accounting policy of expensing all exploration expenditure as incurred.

As a result of the foregoing, the loss from operations increased from A$96,000 for the three months ended March 31, 2002 to A$122,000 for the three months ended March 31, 2003.

The net loss was A$122,000 for the three months ended March 31, 2003 compared to a net loss of A$96,000 for the three months ended March 31, 2002 .

Nine months Ended March 31, 2003 vs. Nine months Ended March 31, 2002 .

Costs and expenses increased from A$319,000 in the nine months ended March 31, 2002 to A$449,000 in the nine months ended March 31, 2003. The Company’s financial statements are prepared in Australian dollars (A$). Since March 31, 2002 the A$ compared to the United States dollar (US$) has appreciated by 6.9%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of March 2003 to 2002 does not always present a true comparison. The increase is a net result of:

a)	an increase in interest expense from A$64,000 for the nine months ended March 31, 2002 to A$96,000 for the nine months ended March 31, 2003 as a result of the increase in long term debt of the Company required to fund the Company’s operations.

b)	an increase in legal accounting and professional expense from A$9,000 for the nine months ended March 31, 2002 to A$35,000 for the nine months ended March 31, 2003 as a result of the work involved in regards the new exploration activities in Canada and Tibet.

c)	a decrease in administrative costs including salaries from A$246,000 in the nine months ended March 31, 2002 to A$188,000 in the nine months ended March 31, 2003 as the charge from AXIS Consultants Pty Ltd for management services was less than in the comparable period of the prior year.

d)	an increase in the exploration expenditure expense from $nil for the nine months ended March 31, 2002 to $130,000 for the nine months ended March 31, 2003. In mid 2002, the Company commenced exploration activities in Canada and Tibet for the first time and introduced an accounting policy of expensing all exploration expenditure as incurred.

As a result of the foregoing, the loss from operations increased from A$319,000 for the nine months ended March 31, 2002 to A$449,000 for the nine months ended March 31, 2003.

The net loss was A$449,000 for the nine months ended March 31, 2003 compared to a net loss of A$319,000 for the nine months ended March 31, 2002 .

Liquidity and Capital Resources

As of March 31, 2003 the Company had short-term obligations of A$560,000 comprising accounts payable and accrued expenses and long term debt of A$1,120,000.

The Company anticipates that it will be able to defer repayment of certain of its short-term loan commitments, until it has sufficient liquidity to enable these loans to be repaid, of which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company’s cash flow requirements which the Company believes, based on discussions with such affiliates, will continue to be available during fiscal 2003.

Other than the arrangements above the Company has not confirmed any further arrangements for ongoing funding. As a result the Company will be required to raise funds from additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q is forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the “Act”) which became law in December 1995. In order to obtain the benefits of the “safe harbor” provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company’s actual results and are in the future likely to affect the Company’s actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of " and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, and movements in the foreign exchange rate. Additional information which could affect the Company’s financial results is included in the Company’s Form 10-K on file with the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Bay Resources is exposed to interest rate risk primarily through its loan facilities. The Company utilizes these borrowings to meet its working capital needs.

At March 31, 2003, the Company had outstanding borrowings of approximately $1,120,000 under its Loan Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $11,200 annually.

Item 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, such officers concluded that our disclosure controls and procedures are effective to ensure that information gathered, analysed and disclosed on a timely basis.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART 2 – OTHER INFORMATION

Item 5. OTHER INFORMATION

Termination of New Business Opportunity

On December 4, 2002, the Company announced that it had signed the contract for a co-operative joint venture with the Tibet Bureau of Geology and Minerals Exploration and Development (“Tibet BGMR”), China, previously announced on October 31, 2002. Bay Resources can earn a minimum 51% interest, with the right to earn up to 70% interest by a further capital investment, in two drill tested porphyry copper-gold deposits (Chong Jiang and Qu Long). Bay Resources can earn a 70% interest in the surrounding exploration area of approximately 15,000 square kilometres, where previous exploration by the Tibet BGMR has defined a further six porphyry targets, which have not yet been drill tested. These additional six porphyry targets were defined by regional geochemical surveys, with anomalous areas being further refined with ground geophysics, and finally trenching of mineralized areas.

In March 2003, the Company withdrew from the agreement due to additional hurdles that were placed in front of the Company by the Tibet BGMR.

PART II

Item 1.	LEGAL

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports

The Company did not file any Report on Form 8-K during the three months ended March 31, 2003.

(b)	Exhibits

99.1	Certification of Chief Financial Officer pursuant to Section 906

99.2	Certification of Chief Executive Officer pursuant to Section 906

(FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorised.

BAY RESOURCES LTD

By: /s/ Joseph I. Gutnick

Joseph I. Gutnick
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2003	By: /s/ Peter Lee

Peter Lee
Peter Lee, Director, Secretary and
Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Lee, Chief Financial Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Bay Resources Ltd. (the “registrant”);

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Peter Lee
Name: Peter Lee
Title: Director, Secretary and
Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph I. Gutnick, Chief Executive Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Bay Resources Ltd. (the “registrant”);

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Joseph I. Gutnick
Name: Joseph I. Gutnick
Title: Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)