Form 10-K
period 2003-06-30
BAY RESOURCES LTD
filed 2003-09-26
CIK 814904

United States
Securities and Exchange Commission

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code 011 (613) 8532 2860

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes	_	No	X

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$6,359,265 as at December 31, 2002.

There were 6,344,589 outstanding shares of Common Stock as of June 30, 2003.

PART I

Item 1	Business

General

Bay Resources, Ltd., a Delaware corporation (“Bay Resources” or the “Company”) is currently looking for opportunities in the mining and exploration industry in the United States, Canada and Latin America.

During the 2003 fiscal year, the Company continued with its gold exploration business in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada and on extensive property interests on the Slave Craton in northern Canada held by Tahera Corporation (“Tahera”) through a wholly owned subsidiary 4075251 Canada Inc, which is incorporated in Canada.

In October 2002 the Company entered into an agreement with the Tibet Bureau of Geology and Minerals Exploration Development, China to earn a minimum 51% interest in the Xigaze copper belt running in a 200 kilometre east-west trend either side of Lhasa. This was expected to be an exciting new development in the Company’s growth. However, in February 2003 the Company decided to withdraw from these arrangements as a result of further hurdles being placed before it by the Chinese authorities that were not known at the time of entering into the agreement.

The Company has two other wholly owned subsidiaries, Baynet International Pty Ltd and Baynex.com.Pty Ltd, both of which are incorporated in Australia, and are currently inactive.

In connection with the Company’s future business activities, it is the policy of the Company’s Board of Directors that it will not engage in any activities the scope and nature of which would subject the Company to registration and reporting requirements of the Investment Company Act of 1940.

Unless otherwise indicated, all amounts in this Report are presented in Australian Dollars (“A$”). For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 2003 have been translated into United States Dollars (“US$) using the rate of exchange at June 30, 2003 of A$1.00=US$0.667.

The executive offices of the Company are located at Level 8, 580 St Kilda Road, Melbourne Victoria, 3004, Australia and the telephone number is +613 8532 2860 (facsimile +613 8532 2805).

The term “Company” as defined above and as used in this Report refers to Bay Resources, Ltd. and its predecessor corporation, Bayou Oil and Gas, Inc (“Bayou Oil”) (described below), after giving effect to the reincorporation in the State of Delaware (also described below).

History of the Company

The Company’s predecessor corporation, Bayou Oil, was incorporated under the laws of Minnesota in 1973. From 1973 through to 1981 Bayou Oil was engaged in the design and production of athletic equipment and it also owned rights to a line of sportswear. These business lines were ultimately discontinued and in March 1981 Bayou Oil entered into the oil and gas exploration business by acquiring certain rights to oil and gas leases. These rights were not profitable and, as a result, from 1981 through to May 1986 Bayou Oil did not engage in any meaningful business activities or operations.

On March 6, 1987 Bayou Oil was reincorporated in the State of Delaware, its name was changed to Bayou International, Ltd, and the par value of the stock was increased from US$0.01 to US$0.15 per share. In 1987 the Company acquired 54% of the issued and outstanding capital stock of Solmecs, and in January 1992 acquired the remaining 46% of the issued and outstanding shares. At that time, therefore, Solmecs became a wholly owned subsidiary of the Company. SCNV is a Delaware corporation established in May 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have immigrated to Israel from and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. In furtherance of this goal, SCNV acquired the Company’s former subsidiary Solmecs. Solmecs was established in 1980 to engage in the research, development and commercialisation of products and technologies in the energy conversion field. The technology, known as LMMHD Energy Conversion Technology (ECT) is in relation to more efficient and less capital-intensive methods of power generation. The Stock Purchase Agreement dated June 5, 1998 between the Company, SCNV and Solmecs required the Company to deliver to SCNV all of the issued share capital in its wholly owned subsidiary Solmecs, in return for 499,701 shares in SCNV. The consideration shares in SCNV represented 24% of SCNV’s issued share capital as at July 8, 1998. Simultaneously with the closing of the Solmecs Acquisition, SCNV completed an initial public offering of common stock and warrants which resulted in gross proceeds of approximately US$5,900,000. In connection with the Solmecs Acquisition, Bay Resources converted all inter-company indebtedness from Solmecs to Bay Resources (which aggregated approximately US$5,000,000) to a capital contribution to Solmecs.

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

On July 13, 2000 the Company changed the name of its subsidiary, Bayou Australia Pty Ltd to Baynex.com Pty Ltd. On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Baynet International Pty Ltd, a corporation incorporated under the laws of Australia. In October 2000, the Company changed its name to Bay Resources Ltd.

During fiscal 2001, the Company conducted a due diligence review of St. Andrew Goldfields Ltd (“St. Andrew”) with a view to taking a substantial investment in St. Andrew. Following the conclusion of the review, the Company decided not to proceed with the investment.

During the 2002 fiscal year the Company continued to expand its gold exploration business by:

(i)	entering into an agreement to explore for gold on Tahera’s extensive property interests on the Slave Craton in northern Canada; and

(ii)	making application via a new 100% owned subsidiary, 4075251 Canada Inc, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada. Further details are set out in the section “Canadian Exploration Properties”.

In October 2002 the Company entered into an agreement with the Tibet Bureau of Geology and Minerals Exploration Development, China to earn a minimum 51% interest in the Xigaze copper belt running in a 200 kilometre east-west trend either side of Lhasa. This was expected to be an exciting new development in the Company’s growth. However, in February 2003 the Company decided to withdraw from these arrangements as a result of further hurdles being placed before it by the Chinese authorities that were not known at the time of entering into the agreement.

Canadian Exploration Properties

During fiscal 2002, the Company reached an agreement with Tahera’s to explore for gold on Tahera’s extensive properties on the Slave Craton in northern Canada. Tahera’s Slave land package includes 308 claims and 2 Inuit Land Concessions total approximately 728,000 acres. Tahera is an exploration company listed on the Toronto Stock Exchange and is engaged in diamond exploration in the northern Slave Craton. Tahera has developed an extensive database to explore for diamonds and under the terms of the agreement, Bay Resources will use the database (including geochemical samples) to explore for gold. Joseph Gutnick, President and Chief Executive Officer of the Company, is a Director and shareholder of Edensor Nominees Proprietary Ltd (“Edensor”) and that company is a major shareholder of both Bay Resources and Tahera.

Tahera will retain a two percent net smelter return royalty on any production from deposits discovered as a result of the Company using the Tahera samples and database.

Tahera’s diamond exploration data that Bay Resources has access to includes electromagnetic geophysical surveys, overburden and bedrock mapping, overburden sampling and drilling data. The Tahera overburden samples cover some 60,000 square kilometers of the northern Slave Craton with some 17,000 samples being potentially available for gold and base-metal analysis. The overburden samples have been taken on a reconnaissance scale with line intervals at 2.5 – 5.0 kilometers with some detailed surveys at 50-100 meter sample spacings. The Tahera samples cover areas of known gold mineralisation including in the vicinity of the Lupin and Ulu gold deposits.

There are some exceptional gold targets on Tahera’s ground; principally in the High Lake Volcanic Belt, and in the Contwoyto Formation near Lupin. In the High Lake Volcanic Belt, several high grade gold showings on Tahera’s ground includes surface samples of 24 grams per tonne (“gpt”), 130 gpt, 176 gpt, and 220 gpt gold, and drillhole intersection to 25.5 gpt gold / 1.54 meters. The target is silicified shear-hosted gold, similar to the 1 million ounce ULU gold deposit located 3-5 kilometres away.

Tahera’s Jericho and Contwoyto properties lie in close proximity to the Lupin gold mine, which is a large, high grade, gold deposit (some three million ounce gold endowment produced to date), currently owned by Kinross Gold Corp. Bay

Resources considers there to be significant potential for gold mineralization, similar to that found at Lupin, on Tahera’s Jericho and Contwoyto properties. Previous assessment reports reveal surface gold values of 11 gpt, 15 gpt, 21 gpt, and 28 gpt gold in banded iron formation. The geology is extremely similar to the nearby Lupin gold mine (2-3 km to the west) where gold mineralization is in a “Z” folded iron formation. The 4347 target on Tahera’s ground is a 10 meters wide, 2.3 kilometers long iron formation that has an unsampled “Z” fold of the same magnitude as Lupin.

In June 2002, the Company also commenced acquiring a strategic land position in the highly prospective Committee Bay Greenstone Belt.

The Committee Bay Greenstone Belt is located approximately 240 kilometers northeast of Baker Lake in Nunavut, Canada and is believed to represent one of the largest unexplored greenstone belts in North America, with potential to host world-class gold deposits. The Baker Lake area is best known for the Meliadine Gold Project, currently in the prefeasibility stage.

Bay Resources currently holds 28 claims totaling 71,576 acres in the Committee Bay Greenstone Belt in central Nunavut, Canada. These claims were recorded on October 16, 2002. To keep the claims in good standing, a total of CN$286,304 of assessment work is required to be completed by the anniversary date of October 16, 2004. CN$143,152 (CN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the claims to lease must be made). The following table sets out information on the Company’s exploration properties.

Claim name	Claim No.	NTS Sheet	Recording Date	Anniversary Date

Pick 1	F54799	56K/03	16-Oct-02	16-Oct-04
Pick 2	F54798	56K/03	16-Oct-02	16-Oct-04
Pick 3	F54760	56K/03	16-Oct-02	16-Oct-04
EE 1	F54757	56K/06	16-Oct-02	16-Oct-04
EE 2	F54756	56K/06	16-Oct-02	16-Oct-04
EE 3	F54758	56K/06	16-Oct-02	16-Oct-04
EE 4	F54753	56K/06	16-Oct-02	16-Oct-04
K 1	F60304	56K/11	16-Oct-02	16-Oct-04
K 2	F60305	56K/11	16-Oct-02	16-Oct-04
ANOR 1	F60306	56K/07	16-Oct-02	16-Oct-04
ANOR 2	F60296	56K/07	16-Oct-02	16-Oct-04
ANOR 3	F60297	56K/07	16-Oct-02	16-Oct-04
ANOR 4	F60298	56K/08	16-Oct-02	16-Oct-04
ANOR 5	F60299	56K/08	16-Oct-02	16-Oct-04
ANOR 6	F60300	56K/08	16-Oct-02	16-Oct-04
CAY 1	F60252	56K/09	16-Oct-02	16-Oct-04
CAY 3	F60254	56K/09	16-Oct-02	16-Oct-04
AA 1	F60249	56J/13	16-Oct-02	16-Oct-04
AA 2	F60250	56J/13	16-Oct-02	16-Oct-04
NN 1	F60307	56K/16	16-Oct-02	16-Oct-04
NN 2	F60251	56O/04	16-Oct-02	16-Oct-04
9001	F60247	56J/14	16-Oct-02	16-Oct-04
9002	F60248	56J/14	16-Oct-02	16-Oct-04
WREN 1	F60231	56J/11	16-Oct-02	16-Oct-04
WREN 2	F60232	56J/14	16-Oct-02	16-Oct-04
WREN 3	F60233	56J/14	16-Oct-02	16-Oct-04
WREN 4	F60234	56J/14	16-Oct-02	16-Oct-04
WREN 5	F60235	56J/14	16-Oct-02	16-Oct-04

The Archean Committee Bay Greenstone belt was the subject of a 3 year (2000-2003) Canadian government Targeted Geoscience Initiative (“TGI”). Total government funding for the Committee Bay TGI area was approximately CN$3.5 million. The stated objective of TGI was to increase the level and cost-effectiveness of private sector exploration for mineral resources. Government work in the Committee Bay Greenstone Belt included 1:100,000 scale geologic mapping, prospecting, surficial mapping, drift prospecting, and airborne geophysics (400 meter flight line spacing). A joint government-industry (GSC — DeBeers Exploration Canada Ltd.) partnership initiated in 2001, involves heavy-mineral analysis of esker samples for diamond indicator minerals. All of these products will include digital releases and be incorporated into a high quality GIS database, which will be available to commercial mining companies such as Bay Resources.

The stratigraphy of the Committee Bay Greenstone Belt includes Banded Iron Formation (“BIF”) up to 50 metres thick, komatiite flows, basalts, intermediate to felsic tuffs, and quartz-cobble conglomerates. Deformation is recorded by major shear zones, second order faults, complex folding, and felsic intrabelt intrusions (including a pluton with the same 2.718 million years age as the Dome Stock in Red Lake). Numerous gold showings are spread out over a 260 kilometer x 40 kilometer area including the Inuk zone (12.8 gpt gold over 5 meters) in northeast Committee Bay and the Three Bluffs zone (27.41 gpt gold over 9.44 meters) in the Hayes River area.

Bay Resources’ Wrench claim group adjoins the Bluff claim block, where the mine grade/width intersections of 27.41 gpt gold over 9.44 meters and 61.6 gpt gold over 4.84 meters have recently been announced by Committee Bay Resources Ltd (“CBR”), a company with a large landholding in the Committee Bay area. The government airborne magnetics shows that oxide iron formation (the host at the Three Bluffs discovery) strikes northeast from their showing into Bay Resources’ Wrench claims. Several gold occurrences are known on this trend, including a 9.7 gpt gold sample taken in an area of folded oxide iron formation, quartz veining and pyrite + pyrrhotite on Bay Resources’ Wrench claim.

The geology is highly prospective for BIF hosted gold (as in the 3.0 million ounces of gold at Meadowbank and the 4.6 million ounces of gold Meliadine deposits further to the south). Bay Resources’ claims protect several auriferous iron formations with surface values to 9.7 gpt gold. In addition to the BIF hosted gold targets, this belt has potential for shear-hosted lode gold, Witswaterstrand style gold, komatiite hosted stratiform nickel-copper (Kambalda analogy), and platinum group elements (“PGE’s”) in layered igneous complexes (Laughland Lake Anorthosite Suite). Samples from previous work in the Committee Bay area returned samples up to 245 gpt gold, 0.5% nickel, and 0.8% copper.

The area is best known for the Meliadine Gold Project, which is currently in the pre-feasibility stage, as well as the Meadowbank Project of Cumberland Resources, which is in post feasibility stage. These two projects host 7.5 million ounces of gold resources. The Committee Bay Greenstone Belt is also situated in the same general region as the developing diamond play currently being explored by De Beers, BHP-Billiton, and Stornoway Ventures Ltd. Bay Resources has accumulated a large landholding in the Belt.

CBR recently signed a letter of intent with Gold Fields Explorations Ltd., to form a joint venture, whereby Goldfields will take an equity position in CBR and will spend US$10 million on exploration to earn a 65% interest in that project.

Employees

The services of the Company’s Chief Executive Officer and Chief Financial Officer as well as clerical employees are provided to the Company on a part-time basis pursuant to a Service Agreement dated November 25, 1988 (the “Service Agreement”) by and between the Company and AXIS Consultants Pty Limited (“AXIS”). AXIS also provides office facilities, equipment, administration and clerical services to the Company pursuant to the Service Agreement. The Service Agreement may be terminated by written notice from the parties thereto.

Further detail relating to additional terms of the Service Agreement is included in “Item 2- Properties”, “Item 13- Certain Relationships and Related Transactions” and “Item 11- Executive Compensation”.

The Company utilizes Eugene Flood as a consultant to oversee exploration programs. Mr Flood is a seasoned exploration geologist with 20 years of gold exploration experience in northern Canada and abroad. During the 1990’s, Mr Flood was a Senior Project Geologist with BHP Minerals Canada Ltd., where he managed drilling programs from discovery to deposit delineation. (i.e.Doris and ULU gold deposits).

Governmental and Environmental Regulation — Canada

The mining industry in the Nunavut Territory, where the Company’s exploration properties are situated, operates under Canadian federal and territorial legislation governing prospecting, development, production, environmental protection, exports, income taxes, labor standards, mine safety and other matters. The Company believes its Canadian operations are operating in substantial compliance with applicable law.

The Company’s exploration works is subject to environmental regulation primarily by the Federal Department of Indian Affairs and Northern Development and the Nunavut Water Board. The Department of Fisheries & Oceans (Canada) and the Department of the Environment (Canada) have an enforcement role in the event of environmental incidents, but presently have no direct regulatory role in relation to the Company’s exploration activity.

On April 1, 1999, the Nunavut Land Claims Agreement, dated May 28, 1993, between the Inuit of Canada’s eastern arctic region and Her Majesty the Queen in right of Canada, came into force. Under this agreement, the Inuit were granted ownership of approximately 360,000 square kilometres of land in an area referred to as the Nunavut Settlement Area, including ownership of subsurface rights in approximately 37,500 square kilometres of those lands. Third party interests in lands in the Nunavut Settlement Area created prior to April 1, 1999 are protected under the Nunavut Land Claims Agreement. Where a third party was granted a mining lease under the Canada Mining Regulations in lands comprising the Nunavut Settlement Area, that interest continues in accordance with the terms and conditions on which it was granted, including any rights granted under the legislation that give rise to the interest. However, where any successor legislation has the effect of diminishing the rights afforded to the federal government, it will not bind the Inuit without its consent. The Inuit are entitled to receive whatever compensation is payable by the interest holder for the use of exploitation of mineral rights. The federal government continues to administer the third party interest on behalf of the Inuit, unless the third party and the Inuit enter into an agreement under which the third party agrees to the administration of their interest by the Inuit. In the event such an agreement is reached, the applicable legislation will cease to apply to the third party interest. Subsurface interests in such lands continue to be administered in accordance with applicable legislation relating to those interests and are not affected by the Nunavut Land Claims Agreement.

Third party interests in lands in the Nunavut Settlement Area created on or after April 1, 1999 are granted, in the case of surface rights, by the appropriate regional Inuit association and, in the case of subsurface rights, by Nunavut Tungavik Incorporated. Which will hold subsurface title to Inuit owned lands and will be additionally responsible, in consultation with the appropriate regional Inuit associations, for the administration and management of those subsurface rights.

Item 2	Properties

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See “Item 1- Business- Employees” and “Item 13- Certain Relationships and Related Transactions”.

The Company believes that its administrative space is adequate for its current needs.

Item 3	Legal Proceedings

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 4	Submission of Matters to a Vote of Security Holders

Effective as of June 27, 2003, Messrs, Joseph Gutnick, David Tyrwhitt, Peter Lee, David Prentice and Paul Ehrlich were re-elected as directors of the Company pursuant to an action by written consent signed by the holders of more than a majority of the issued and outstanding shares of Common Stock of the Company.

PART II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters

The Common Stock is traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol “BYRE”. The trading for the Common Stock has been sporadic and the market for the Common Stock cannot be classified as an established trading market.

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2001
First Quarter	5.00	4.00
Second Quarter	4.50	1.06
Third Quarter	1.10	0.65
Fourth Quarter	1.10	0.65
2002
First Quarter	1.20	0.90
Second Quarter	2.25	1.75
Third Quarter	2.50	1.05
Fourth Quarter	3.25	1.75
2003
First Quarter	3.50	1.01
Second Quarter	2.25	1.75

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Shareholders

As of August 31, 2003 the Company had approximately 275 shareholders of record.

Dividend Policy

It is the present policy of the Board of Directors to retain earnings for use in the Company’s business. The Company has not declared any cash dividends to the holders of its Common Stock and does not intend to declare such dividends in the foreseeable future.

Transfer Agent

The United States Transfer Agent and Registrar of the Company is The Bank of New York.

Item 6.	Selected Financial Data

The selected consolidated financial data for the Company presented below for each of the years in the five-year period ended June 30, 2003, and the balance sheet data at June 30, 1999, 2000, 2001, 2002 and 2003 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by David T. Thomson P.C. independent accountants for the years June 30, 1999 to June 30, 2002 and by PKF, Certified Public Accountants, A Professional Corporation, for the year ended June 30, 2003. The selected financial data should be read in conjunction with the consolidated financial statements of the Company for each of the years in the three-year period ended June 30, 2003, and Notes thereto, which are included elsewhere in this Annual Report and with “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Consolidated Statement of Operations
(in thousands, except per share data)

Year ended June 30

						Conv.
						Transl.
	1999	2000	2001	2002	2003	2003
	A$	A$	A$	A$	A$	US$

Revenues	—	—	—	—	—	—

Costs and expenses	488	393	407	342	684	456

Loss from operations	(488)	(393)	(407)	(342)	(684)	(456)
Other income (loss)	—	—	(4,516)	—	3	2

Profit (loss) before income taxes	(488)	(393)	(4,923)	(342)	(681)	(454)
Provision for income taxes	—	—	—	—	—	—

Net profit (loss) from
Continuing Operations	(488)	(393)	(4,923)	(342)	(681)	(454)
Net loss from
Discontinued Operations	—	—	—	—	—	—

Net profit (loss)	(488)	(393)	(4,923)	(342)	(681)	(454)

	A$	A$	A$	A$	A$	US$

Net profit (loss) per share
On continuing operations	(0.21)	(0.07)	(.78)	(.05)	(.11)	(.07)
On discontinued operations	—	—	—	—	—	—

	(0.21)	(0.07)	(.78)	(.05)	(.11)	(.07)

	Number	Number	Number	Number	Number	Number

Weighted average number of shares outstanding	2,347	5,680	6,345	6,345	6,345	6,345

	A$	A$	A$	A$	A$	US$

Total assets	663	51	1	23	4	3
Total liabilities	4,302	499	905	1,269	1,931	1,287

Stockholders’ equity (deficiency)	(3,639)	(448)	(904)	(1,246)	(1,927)	(1,284)

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreign Currency Translation

The majority of the Company’s administrative operations are in Australia and, as a result, its accounts are maintained in Australian dollars. The income and expenses of its foreign operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian dollar compared with the US dollar during the periods indicated.

Year ended
June 30

1999	A$1.00 = US$0.661
2000	A$1.00 = US$0.602
2001	A$1.00 = US$0.508
2002	A$1.00 = US$0.557
2003	A$1.00 = US$0.667

Results of Operations

Year ended June 30, 2003 versus Year ended June 30, 2002

Total costs and expenses have increased from A$342,000 for the year ended June 30, 2002 to A$681,000 (US$454,000) for the year ended June 30, 2003. The increase was a net result of:

i)	An increase in exploration expenditure written off from A$13,000 in fiscal 2002 to A$198,000 (US$132,000) in fiscal 2003. The Company commenced a new business activity in late fiscal 2002 being mineral exploration and has adopted an accounting policy whereby prospecting and exploration costs are written off against earnings as incurred. During the year, the Company entered into an arrangement in Tibet in China (see Item 1 Business – General and History of the Company). This arrangement was subsequently cancelled however the Company incurred exploration expenditure totalling A$109,000 (US$73,000) in the form of salaries, consulting fees, travel and accommodation and legal expenses. There was no comparable transaction in the prior year. In addition, exploration in Canada continued during the year with the staking of claims in the Committee Bay Greenstone Belt (see Item 1 – Business – Canadian Exploration Properties). Exploration expenditure in Canada amounted to A$88,000 (US$54,000) in the form of staking costs, consulting fees and miscellaneous costs.

ii)	An increase in interest expense from A$90,000 in fiscal 2002 to A$133,000 (US$89,000) in fiscal 2003 as a result of the increase in debt owing to Chevas Pty Ltd (“Chevas”) and AXIS Consultants. During the year, the interest rate of 8.60% was charged on outstanding amounts by Chevas did not change. Chevas is a company associated with Mr. J.I. Gutnick, President of Bay Resources Ltd, which has provided funding for the Company’s operations during the year. AXIS Consultants provides management and geological services to the Company pursuant to a Service Deed dated 25 November

1988. AXIS Consultants charged interest at a rate between 9.60% and 10.10% for fiscal 2003 compared to and for fiscal 2002.

iii)	An increase in legal, accounting and professional costs from A$21,000 in fiscal 2002 to A$75,000 (US$50,025) in fiscal 2003. During fiscal 2003, the Company incurred legal expenses in respect to the proposed exploration in Tibet China (see item 1 – Business – General) amounting to A$12,448 (US$8,303) for which there was no comparable transaction in fiscal 2002. The Company also incurred legal fees in fiscal 2003 of A$6,875 (US$4,607) for advice in respect to a potential listing on Toronto venture exchange and sundry corporate matters for which there was no comparable transactions in fiscal 2002. The Company has also changed independent accountants during the year (see Item 9 – Changes in and Disagreements with Accountants and Accounting and Financial Disclosure) and as a result, has incurred additional costs of A$20,000 (US$13,333) for which there was no comparable amount in fiscal 2002.

iv)	An increase in administrative costs from A$218,000 to A$278,000 (US$184,000). During fiscal 2003, the management fee charges by AXIS Consultants to the Company reduced from A$150,000 to A$120,000 (US$80,040), a reduction of A$30,000 (US$20,000) which was as a result of AXIS Consultants charging the Company separately for direct costs incurred on its behalf. In fiscal 2003, AXIS Consultants charged the Company A$94,000 (US$62,690) for Director’s fees and salaries incurred on behalf of the Company compared to A$17,000 in fiscal 2002. The increase relates to fees paid to a second independent Director who joined the board during the year, and the cost of the President and Chief Executive officer, Director secretary and Chief Financial officer and other staff of AXIS Consultants who provided services to the Company.

Accordingly, the loss from operations increased from A$342,000 for the year ended June 30, 2002 to A$684,000 (US$456,000) for the year ended June 30, 2003.

The net loss amounted to A$681,000 (US$454,000) for the year ended June 30, 2003 compared to a net loss of A$342,000 for the year ended June 30, 2002. The net loss per common equivalent share in 2003 was A$0.11 cents (US$0.07) compared with a net loss with a common equivalent share of A$0.05 cents in the prior year.

Year ended June 30, 2002 versus Year ended June 30, 2001

Total costs and expenses have decreased from A$407,000 for the year ended June 30, 2001 to A$342,000 for the year ended June 30, 2002. The decrease was a net result of:

i)	An increase in exploration expenditure written off from A$nil to A$13,000. The Company has commenced a new business activity in fiscal 2002 being exploration and has adopted an accounting policy whereby prospecting and exploration costs are written off against earnings as incurred. There was no comparable activity in the prior year.

ii)	An increase in interest expense from A$69,000 to A$90,000 as a result of the increase in debt owing to Chevas Pty Ltd (“Chevas”), which was partially offset by a reduction in interest rates. Chevas is a company associated with Mr. J.I. Gutnick, President of Bay Resources Ltd, which has provided funding for the Company’s operations during the year.

iii)	A decrease in legal, accounting and professional costs from A$43,000 to $21,000. In fiscal 2001 the Company utilised legal services as part of the due diligence exercise undertaken on a potential investment in St Andrew Goldfields Ltd. There was no comparable cost in fiscal 2002.

iv)	A decrease in administrative costs from A$295,000 to A$218,000. In fiscal 2001 the Company incurred costs including consultants fees and travel and accommodation costs as part of the due diligence exercise undertaken on a potential investment in St Andrew Goldfields Ltd. There was no comparable cost in fiscal 2002.

Accordingly, the loss from operations decreased from A$407,000 for the year ended June 30, 2001 to A$342,000 for the year ended June 30, 2002.

In fiscal 2001, the Company recorded a permanent decline in its investment in SCNV Acquisition Corp amounting to A$4,516,000 when it decide to write off the value of that investment as it did not believe that there was any chance of recovering that investment. There was no comparable transaction in fiscal 2002.

The net loss amounted to A$342,000 for the year ended June 30, 2002 compared to a net loss of A$4,923,000 for the year ended June 30, 2001. The net loss per common equivalent share was A$0.05 cents compared with a net loss with a common equivalent share of A$0.78 cents in the prior year.

Liquidity and Capital Resources

As of June 30, 2003 the Company had short-term obligations of A$158,000 (US$105,000) consisting mainly of accounts payable and accrued expenses.

The Company also had long-term obligations of A$1,240,000 (US$826,000) at June 30, 2003 which were amounts owed to Chevas Pty Ltd of which Mr. J.I. Gutnick, President of the Company, is a Director; A$47,000 (US$31,000) which were owed to Mr. J.I. Gutnick, President of the Company; and A$486,000 (US$342,000) which were owed to AXIS Consultants. Each of Chevas, AXIS Consultants and Mr Gutnick have advised the Company in writing that it is not their intention to call the amounts owed prior to September 30, 2004.

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

The Company’s ability to continue operations through fiscal 2004 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

The Report of the Company’s independent public accountants with respect to the Company’s financial statements for the fiscal year ended June 30, 2003 contains an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

Cautionary “Safe Harbour” Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 (“the Act”), which became law in December, 1995. In order to obtain the benefits of the “safe harbor” provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about significant factors which, among others, have in some cases affected the Company’s actual results and are in the future likely to affect the Company’s actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-K contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of gold prices and movements in foreign exchange rates.

Impact of Australian Tax Law

Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 30% of the foreign source income.

Under the U.S./Australia tax treaty, a U.S. resident corporation such as the Company is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although the Company considers that it does not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition the Company may receive interest or dividends from time to time.

Impact of Australian Governmental, Economic, Monetary or Fiscal Policies

Although Australian taxpayers are subject to substantial regulation, the Company believes that its operations are not materially impacted by such regulations nor is it subject to any broader regulations or governmental policies than most Australian taxpayers.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s financial statements, see Note 2 to the Company’s Consolidated Financial Statements which are attached hereto.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Bay Resources is exposed to interest rate risk primarily through its loan facilities. The Company utilizes these borrowings to meet its working capital needs.

At June 30, 2003, the Company had outstanding borrowings of approximately $1,726,000 under its Loan Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $17,260 annually.

Item 8.	See Item 14

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a) Resignation of Previous Independent Accountant.

i.	By letter dated, July 30, 2003, David T. Thomson P.C. (“DTT”) informed Bay Resources Ltd., a Delaware corporation (the “Company”) that DTT intended to resign as the Company’s independent accountants.

ii.	The report of DTT on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2001 and 2002 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principle; such report did include an explanatory paragraph discussing an uncertainty as to the Company’s ability to continue as a going concern. DTT did not perform an audit of the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2003.

iii.	In connection with its audits for the years referred to above and through July 30, 2003, there have not been any disagreements with DTT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DTT, would have caused DTT to make reference thereto in their report on the Company’s financial statements for such years.

iv.	During fiscal 2001 and 2002 and through July 30, 2003, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b) Appointment of New Independent Accountant.

i.	On August 1, 2003, the Company engaged PKF, Certified Public Accountants, a Professional Corporation (“PKF”), as the Company’s independent accountants commencing with the audit of the Company’s financial statements for the fiscal year ended June 30, 2003.

ii.	Prior to engaging PKF, the Company consulted with PKF as to its qualifications, experiences and ability to audit the Company’s financial statements. The Company and PKF did not have substantive discussions regarding the application of accounting principles to a specified transaction, either complete or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements and there are no written reports nor oral advice provided by the new accountants’ used in deciding to retain PKF. Further, as noted there was no matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K, promulgated by the SEC.

(c)	The change of accountants referenced herein was approved by the Company’s independent Audit Committee on August 1, 2003 and Board of Directors on August 1, 2003. The Company’s Audit Committee is made up wholly of independent Directors.

Item 9A	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company during the year ended June 30, 2003.

Name	Age	Position(s) Held

Joseph Gutnick	51	Chairman of the Board President, Chief Executive Officer and Director.

David Tyrwhitt	65	Director.

Peter Lee	46	Director, Secretary, Chief Financial Officer and Principal Accounting Officer.

David Prentice	40	Director

Paul Ehrlich	45	Director

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

David Tyrwhitt

Dr Tyrwhitt was appointed a Director of the Company in November 1996. He is a geologist, holding a Bachelor of Science and PhD degrees and has 40 years experience in mineral exploration and management development and operation of gold mines in Australia. Dr Tyrwhitt is a Director of several public listed companies in Australia in the mining industry.

Peter Lee

Mr Lee has been Chief Financial Officer and Principal Accounting Officer since August 1989 and was appointed a Director of the Company in February 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 20 years commercial experience and is currently General Manager Corporate and Company Secretary of several listed public companies in Australia.

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

Paul Ehrlich

Mr. Ehrlich is an attorney of 20 years experience in the fields of commercial law and commercial litigation. From 1989 to 2001 Mr.Ehrlich was a partner in a major national Australian law firm. He has expertise in a range of corporate areas including mergers and acquisition (with an emphasis on public company takeovers, litigation and trade sales), securities law, public raisings, IPO’s, government privatisation, corporate reconstructions and the negotiation and drafting of complex contractual and commercial arrangements. Mr. Ehrlich specialises in areas of complex corporate litigation and has conducted such litigation on behalf of clients in the Supreme Courts of Victoria, New South Wales, South Australia, Western Australia and in the Federal Court of Australia and in the High Court of Australia. He also specialises in all areas of mining resource law and project finance.

Mr. Gutnick was formerly the Chairman of the Board, Dr. Tyrwhitt was formerly an independent Director and Mr. Lee was formerly Company Secretary of Centaur Mining & Exploration Ltd., an Australian corporation, which commenced an insolvency proceeding in Australia in March 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company’s Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in the Company’s common Stock and are also required to provide the Company with copies of such reports. Based solely on such reports and related information furnished to the Company, the Company believes that in fiscal 2003 all such filing requirements were complied with in a timely manner by all Directors and executive officers.

Item 11.	Executive Compensation

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of the Company’s Chief Executive Officer for services rendered to the Company during the fiscal year ended June 30, 2003, 2002 and 2001. No other executive officer received more than $100,000 per annum during this period.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards

					Securities
		Salary/Director's		Restricted	Underlying
	Year	Fees		Stock Awards	Options

Name and Principal Position Joseph Gutnick, Chairman of the Board and CEO	2003	$28,553	(1)(2)	—	—
	2002	$108,000	(1)(2)	—	—
	2001	$54,198	(1)(2)	—	—

1.	The salaries listed were paid by the Company to AXIS Consultants Pty, Ltd., which provides the services of Mr. Gutnick, Mr Lee and Mr Prentice as well as certain other officers and employees to the Company.

2.	Excludes options granted to Edensor of which Mr JI Gutnick is a Director and Shareholder (see Item 13 – Certain Relationships and Related Party Transactions)

For additional information about the Service Agreement and the Consulting Agreement see “Item 1- Business- Employees” and “Item 13- Certain Relationships and Related Transactions”.

The Company has a policy that it will not enter into any transaction with an officer, Director or affiliate of the Company or any member of their families unless the transaction is approved by a majority of the disinterested non-employee Directors of the Company and the disinterested majority determines that the terms of the transaction are no less favourable to the Company than the terms available from non-affiliated third parties or are otherwise deemed to be fair to the Company at the time authorised.

Compensation Pursuant to Plans

The Company does not directly employ any employees nor does it have any pension or profit sharing plans and no contributions were made to any employee benefit or health plan during the year ended June 30, 2003.

Compensation to Directors

It is the policy of the Company to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets out, to the best of the Company’s knowledge, the numbers of shares in the Company beneficially owned as at June 30, 2003 by:

(i)	each of the present Executive Officers and Directors of the Company,

(ii)	each person (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of the Common Stock, and

(iii)	all present Directors and officers of the Company as a group.

Name	Number of Shares Owned		Percentage of Shares (1)

Edensor Nominees Pty Ltd	9,751,733		78.9
Joseph Gutnick	9,803,383	(2)(3)	79.4
	(4	)(5)(6)(7)
Stera Gutnick	9,777,383	(4)(5)(6)(7)	79.2
Delkern Investments Ltd	3,250,578	(8)	38.9
David Tyrwhitt	—	(2)	—
Peter Lee	—	(2)	—
David Prentice	—	(2)	—
Paul Ehrlich	—		—

All officers and Directors As a group	9,803,383		79.4

Notes relating to Item 12:

(1)	Based on 6,347,089 shares outstanding

(2)	Does not include:

(i)	8,949 shares of Common Stock beneficially owned Gutnick Resources NL (“GKR”), or

(ii)	1,918 shares of Common Stock beneficially owned by Quantum Resources Limited (“QUR”),

or

(iii)	229,489 shares of Common Stock beneficially owned by AXIS,

of which companies Messrs Gutnick, Lee, Prentice and Dr. Tyrwhitt are officers and/or Directors, as they disclaim beneficial ownership of those shares.

(3)	Does not include 2,500 shares of Common Stock beneficially owned by the Company.

(4)	Includes 3,751,733 shares of Common Stock owned by Edensor Nominees Pty Ltd and 26,000 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(5)	Includes 6,000,000 options owned by Edensor.

(6)	Joseph Gutnick is the beneficial owner of 25,650 shares of Common Stock.

(7)	Joseph Gutnick and Stera Gutnick are husband and wife.

(8)	Includes 2,000,000 options owned by Delkern.

Item 13.      Certain Relationships and Related Transactions

The Company is one of five affiliated companies of which four are Australian public companies listed on Australian Stock Exchange. Each of the companies have some common Directors, officers and shareholders. In addition, each of the companies owns equity in and is substantially dependent upon AXIS Consultants for its senior management and certain mining and exploration staff. The Company owns 9.09% of the outstanding shares of AXIS Consultants. A number of arrangements and transactions have been entered into from time to time between such companies. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS Consultants.

AXIS Consultants is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS Consultants performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS Consultants procures items of equipment necessary in the conduct of the business of the Company. AXIS Consultants also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

The Company is required to reimburse AXIS Consultants for any direct costs incurred by AXIS Consultants for the Company. In addition, the Company is required to pay a proportion of AXIS Consultant’s overhead cost based on AXIS Consultant’s management estimate of the Company’s utilisation of the facilities and activities of AXIS Consultants plus a service fee of not more than 15% of the direct and overhead costs. AXIS Consultants has not charged the 15% service fee to the Company. Amounts invoiced by AXIS Consultants are required to be paid by the Company. The Company also is not permitted to obtain from sources other than AXIS Consultants, and is not permitted itself to perform or provide, the services contemplated by the Service Agreement, unless the Company first requests AXIS Consultants to provide the service and AXIS Consultants fails to provide the service within one month.

The Service Agreement may be terminated by the Company or AXIS Consultants upon 60 days prior notice. If the Service Agreement is terminated by AXIS Consultants, the Company would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS Consultants. There can be no assurance that the Company could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not have a material adverse effect on the Company. The Company’s inability to provide such services or to find a third party to provide such services would have a material adverse effect on the Company’s operations.

In accordance with the Service Agreement AXIS provides the Company with the services of the Company’s Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. As compensation therefore, the Company pays AXIS for the actual costs of such facilities plus a maximum service fee of 15%. The Company paid AXIS A$201,688 in respect of the Service Agreement for the fiscal year ended June 30, 2003, A$169,770 for the fiscal year ended June 30, 2002 and A$267,000 for the fiscal year ended June 30, 2001. At June 30, 2001, 2002 and 2003, the Company owed AXIS Consultants A$185,000, A$389,000 and A$485,801 respectively for services provided in accordance with the Service Agreement. During fiscal 2001, 2002 and 2003, AXIS Consultants charged interest of A$19,724, A$29,198 and A$46,642 respectively on outstanding balances. AXIS Consultants charged interest at rates between 9.85% and 11.10% for fiscal 2001, 9.60% and 10.10% for fiscal 2002 and 9.60% and 10.10% for fiscal 2003.

Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30, 2001 the Company had a liability to Chevas of A$641,572. During the 2002 fiscal year, Chevas loaned a further A$82,000 and charged A$60,171 in interest to the Company on the loan account. At June 30 2002, the Company owed Chevas A$783,743. During the 2003 fiscal year, Chevas loaned a further A$369,155 and charged A$86,417 in interest to the Company on the loan account. At June 30, 2003, the Company owed Chevas A$1,239,315.

Chevas charges interest to the Company on outstanding balances of the loan account at the ANZ Banking Group Limited reference rate for overdrafts over A$100,000 plus 1%. In accordance with this formula, the actual interest rate charged during the 2003 fiscal year was 8.60%.

On January 20, 2000, the Company issued 8,000,000 options over fully paid shares in the capital of the Company at an issue price of US$0.01 per option and an exercise price of US$1.00 per option to Edensor. The options have a term of 5 years with a non-exercise period of 2 years subject to a further board approval for Edensor Nominees Pty Ltd, either directly of indirectly, to exercise options in the case of a further requirement of the Company to raise working capital. On March 22, 2001, the Directors agreed to extend the term of the options from 5 years to 10 years. Edensor advised the Company in June 2003 that it had sold 2,000,000 options to Delkern Investments Ltd.

As described in the section headed “Canadian Exploration Properties” the Company has entered into an agreement to explore for gold on properties owed by Tahera. Mr Gutnick, President of the Company, is Executive Chairman of Tahera and his family company, Edensor Nominees, which is the controlling stockholder of the Company, is a shareholder of Tahera. During fiscal 2002, Tahera incurred certain exploration and administration costs in Canada on behalf of the Company amounting to A$36,365 and this amount was owing to Tahera at June 30 2002. During fiscal 2003, Tahera incurred further exploration and administration costs in Canada on behalf of the Company amounting to A$65,314 (US$43,564) .During fiscal 2003, Mr. J.I. Gutnick and Chevas paid Tahera A$47,368 (US$31,594) and A$53,350 (US$35,584)

respectively on behalf of the Company. During fiscal 2002 and 2003, Tahera did not charge the Company interest on amounts outstanding. At June 30, 2003, the Company owed Tahera A$1,361 (US$900) and Mr. J.I. Gutnick A$47,368 (US$31,594).

Quantum Resources Limited (“QUR”) incurred certain costs on behalf of the Company amounting to A$43,941 (US$29,308) in respect to the Company’s activities in Tibet China (See Item 1 – Business – General) as a result of QUR’s contacts in China. This amount remains outstanding at June 30, 2003.

Transactions with Management

The Company has a policy that it will not enter into any transaction with an officer, Director or affiliate of the Company or any member of their families unless the transaction is approved by a majority of the disinterested non-employee Directors of the Company and the disinterested majority determines that the terms of the transaction are no less favourable to the Company than the terms available from non-affiliated third parties or are otherwise deemed to be fair to the Company at the time authorised.

PART IV

Item 14.      Principal Accounting Fees and Services

                     Not Applicable

Item 15.      Exhibits, Financial Statement Schedules and Reports on
                     Form 8-K

(a)	Principal Accountant Fees and Services

(b)	Consolidated Financial Statements and Notes thereto

(I)	The Consolidated Financial Statements and Notes thereto listed on the Index at page 1 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(ii)	The Financial Data schedule as required by Item 601(c) of Regulation S-K is filed as part of this Annual Report.

(c)	Exhibits

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 19 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

BAY RESOURCES LTD.

(Registrant)

By: /s/ Peter J Lee Peter J Lee Director, Secretary, Chief Financial Officer and Principal Financial and Accounting Officer

Dated: September 25, 2003

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick Joseph Gutnick	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer), and Director.	September 25, 2003

2.	/s/ David Tyrwhitt David Tyrwhitt	Director.	September 25, 2003

3.	/s/ Peter Lee Peter Lee	Director, Secretary, Chief Financial Officer and Principal Financial and Accounting Officer.	September 25, 2003

4.	/s/ David Prentice David Prentice	Director	September 25, 2003

	/s/ Paul Ehrlich Paul Ehrlich	Director	September 25, 2003

EXHIBIT INDEX

Incorporated by		Exhibit
Reference to:		No	Exhibit

(1)	Exhibit 3.1	3.1	Certificate of Incorporation of the Registrant.
(1)	Exhibit 3.2	3.2	By-laws of the Registrant.
(2)	Exhibit B	3.3	Amendment to Certificate of Incorporation
(5)	Exhibit A	3.4	Amendment to Certificate of Incorporation
		3.5	Amendment to Certificate of Incorporation dated October 17, 2000.
(6)	Exhibit	3.4
(3)	Exhibit 10.5	10.4	Service Agreement dated November 25, 1988, by and between the Registrant and AWI Administration Services Pty Limited.
(4)	Exhibit 10.5	10.5	Form of Stock Purchase Agreement among Baynet, Solmecs and SCNV.
	Exhibit 10.6	10.6	Agreement with Tahera Corporation
	Exhibit	21 *	List of Subsidiaries as at June 30, 2003.
	Exhibit 31.1*		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	Exhibit 31.2*		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	Exhibit 32.1*		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
	Exhibit 32.2*		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
	*Filed herewith

Financial Statements for the years ended June 30, 2002 and 2003.

Bay Resources, Ltd
Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2002 and Audited Consolidated Financial Statements for the Company for the year ended June 30, 2003.

(1)	[Registrant’s Registration Statement on Form S-1 (File No. 33-14784)].

(2)	[Registrant’s Definitive Information Statement dated June 5, 1998].

(3)	[Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 1989.]

(4)	[Registrant’s Form 8-K filed on July 21, 1998]

(5)	[Registrant’s Definitive Information Statement dated August 11, 1999]

(6)	[Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000]

(7)	[Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001]

BAY RESOURCES LTD AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2003 and 2002

(with Independent Auditor’s Reports)

CONTENTS

Page

Reports of Independent Auditors	1,2
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Stockholders’ Equity (Deficit)	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7-15

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Bay Resources Ltd.

We have audited the accompanying consolidated balance sheet of Bay Resources Ltd. and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Resources, Ltd. and Subsidiaries at June 30, 2003, and the results of its operations and its cash flows for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 7, at June 30, 2003 the Company had not yet commenced revenue producing operations and had a working capital deficit of A$154,000 (US$102,000) and a retained deficit of A$27,083,000 (US$18,064,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to these matters are also discussed in note 7.

New York, NY September 19, 2003	/s/ PKF Certified Public Accountants A Professional Corporation

David T. Thomson P.C.	Certified Public Accountant

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of Bay Resources Ltd

I have audited the accompanying consolidated balance sheets of Bay Resources Ltd (formerly Baynet Ltd and Bayou International, Ltd) (a Delaware corporation) and Subsidiaries at June 30, 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Resources, Ltd. and Subsidiaries at June 30, 2002 and the results of its operations and its cash flows for each of two years in the period ended June 30, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as going concerns. The Company and its subsidiaries have suffered recurring losses from operations, have no net working capital and have stockholders’ deficits. These factors raise substantial doubt as to the consolidated entity’s ability to continue as a going concern. Management’s plans in regard to these matters are discussed in Note (7). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah September 24, 2002	David T. Thomson, P.C.

P.O. Box 571605, Murry, Utah 84157 (801) 966 9481

BAY RESOURCES LTD AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2002 and 2003

	Australian Dollars		Convenience
			Translation
	A$000’s	A$000’s	US$000’s
	2002	2003	2003

ASSETS
Current Assets:
Cash	$—	$1	$1
Receivables	—	3	2
Staking Deposit	23	—	—

Total Current Assets	23	4	3

Total Assets	$23	$4	$3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities Accounts Payable and Accrued Expenses	$449	$157	$104
Short-Term Advance — Affiliate	36	1	1

Total Current Liabilities	485	158	105
Long-Term Debt — Affiliates	784	1,773	1,182

Total Liabilities	1,269	1,931	1,287

Stockholders’ Equity (Deficit):
Common stock: $.0001 par value 25,000,000 shares authorised, 6,347,089 shares issued	1	1	1
Less Treasury Stock, at Cost, 2,500 shares	(20)	(20)	(13)
Additional Paid-in-Capital	25,175	25,175	16,792
Retained Deficit	(26,402)	(27,083)	(18,064)

Total Stockholders’ Equity (Deficit)	(1,246)	(1,927)	(1,284)

Total Liabilities and Stockholders’ Equity (Deficit)	$23	$4	$3

The accompanying notes are an integral part of
these consolidated financial statements.

BAY RESOURCES LTD AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended June 30, 2001, 2002 and 2003

				Convenience
				Translation
	A$000’s	A$000’s	A$000’s	US$000’s
	2001	2002	2003	2003

Revenues	$—	$—	$—	$—
Cost and expenses
Exploration Expenditure	—	13	198	132
Interest Expense – related entity (note 5)	69	90	133	89
Legal, Accounting and Professional	43	21	75	51
Administrative (note 6)	295	218	278	184

	407	342	684	456

(Loss) from Operations	(407)	(342)	(684)	(456)

Foreign Currency Exchange Gain (Loss)	—	—	3	2
Permanent decline of Investment	(4,516)	—	—	—

	(4,516)	—	3	2

(Loss) before Income Tax	(4,923)	(342)	(681)	(454)
Provision for Income Tax	—	—	—	—

Net (Loss)	$(4,923)	$(342)	$(681)	$(454)

Basic Net (Loss) per Common Equivalent Shares	$(.78)	$(.05)	$(.11)	$(.07)

Weighted Number of Common Equivalent Shares Outstanding (000’s)	6,345	6,345	6,345	6,345

The accompanying notes are an integral part of
these consolidated financial statements.

BAY RESOURCES LTD AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2001, 2002 and 2003

						Accumulated
			Treasury	Additional	Retained	Other
		Common Stock	Stock, at	Paid-in	Earnings	Comprehensive
	Shares	Amount	Cost	Capital	(Deficit)	Loss	Total

	000's	A$000's	A$000's	A$000's	A$000's	A$000's	A$000's

Balance June 30, 2000	6,347	$1	$(20)	$25,175	$(19,148)	$(6,456)	(448)
Comprehensive Income
Net unrealised loss on marketable securities	—	—	—	—	—	(49)	(49)
Net loss	—	—	—	—	(4,923)	4,516	(407)

Total Comprehensive Income							(456)

Balance June 30, 2001	6,347	$1	$(20)	$25,175	$(24,071)	$(1,989)	$(904)
Reclassification of Permanent Decline in Investment Securities	—	—	—	—	(1,989)	1,989	—
Net loss	—	—	—	—	(342)	—	(342)

Balance June 30, 2002	6,347	$1	$(20)	$25,175	$(26,402)	$—	$(1,246)
Net loss	—	—	—	—	(681)	—	(681)

Balance June 30, 2003	6,347	$1	$(20)	$25,175	$(27,083)	$—	$(1,927)

The accompanying notes are an integral part of
these consolidated financial statements.

BAY RESOURCES LTD AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2001, 2002 and 2003

				Convenience
				Translation
	A$000's	A$000's	A$000's	US$000's
	2001	2002	2003	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(4,923)	$(342)	$(681)	$(454)
Adjustments to reconcile net (loss) to net cash (used) in operating activities
Permanent Decline of Investment	4,516	—	—	—
Accrued interest added to principal	—	—	133	88
Net Change In :
Staking Deposit	—	(23)	23	15
Receivables	—	—	(3)	(2)
Accounts Payable and Accrued Expenses	(21)	185	(97)	(65)
Short-Term Advance — Affiliates	—	36	(35)	(22)

Net Cash (used in) Operating Activities	(428)	(144)	(466)	(310)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net Borrowing From Affiliates	427	143	467	311

Net Cash Provided by Financing Activities	427	143	467	311

Net Increase (Decrease) in Cash	(1)	(1)	1	1
Cash at Beginning of Year	2	1	—	—

Cash at End of Year	$1	$—	1	1

Supplemental Disclosures
Interest Paid	$69	$90	$133	$89

The accompanying notes are an integral part of
these consolidated financial statements.

BAY RESOURCES LTD AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

(1)	ORGANIZATION

Bay Resources, Ltd. (“Bay Resources” or the “Company”) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (“Edensor”), an Australian corporation. Edensor owned 78.9% of Bay Resources as of June 30, 2003. During fiscal 1998, Bay Resources incorporated a subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com has not traded since incorporation. On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Bay International Pty Ltd, (now known as Bay Resources (Asia) Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, 4075251 Canada Inc, a corporation incorporated under the laws of Canada. 4075251 Canada Inc is the vehicle that will be used by the Company to undertake exploration activities for gold in Canada.

(1)	RECENT ACCOUNTING PRONOUNCEMENTS

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

Major provisions of these Statements and their effective dates for the Company are as follows:

(i)	All business combinations initiated after June 30, 2001 must use the purchase method of accounting, with the pooling of interest method of accounting prohibited.

(ii)	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity.

BAY RESOURCES LTD AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

(2)	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

(iii)	Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001 will not be amortised. In the year of adoption, all previously recognised goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

(iv)	Goodwill, tested by business segment and intangible assets with indefinite lives will be tested for impairment annually and wherever there is an impairment indicator.

Management has adopted SFAS No. 141 and 142 as of June 30, 2002 and believes there was no material impact on the Company’s financial statements.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning July 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalised by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company on July 1, 2003, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections is effective for the Company on July 1, 2003 and records FASB Statement No. 4. Reporting Gains and Losses from Extinguishment of Debt and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement

BAY RESOURCES LTD AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

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

The consolidated financial statements include the accounts of Bay Resources and the 100% interest it holds in Baynex.com Pty Ltd, Bay Resources (Asia) Pty Ltd and 4075251 Canada Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)	Foreign Currency Translation

The majority of Bay Resources’ administrative operations are in Australia and as a result its accounts are maintained in Australian dollars. The income and expenses of its foreign operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate. Foreign currency translation adjustments have not been material for all periods presented.

(c)	Financial Instruments

The following methods and assumptions were used by Bay Resources to estimate the fair values of financial instruments as disclosed herein:

(i)	Cash – The carrying amount approximates fair value because of the short period to maturity of the instruments.

(ii)	Investment Securities – The carrying amounts approximate fair value.

BAY RESOURCES LTD AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

(3)	ACCOUNTING POLICIES (Continued)

(iii)	Long-term Debt – The fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to Bay Resources having the same or similar remaining maturities and collateral requirements.

The fair value of all financial instruments approximate their carrying value.

(d)	Investment Securitiesz
Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. The classification of these securities and the related accounting policies are as follows:

(i)	Trading securities are held for resale in anticipation of short-term fluctuations in market prices. Trading securities consisting primarily of actively traded marketable equity securities are stated at fair value. Realised and unrealised gains and losses are included in income.

(ii)	Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value and unrealised holding gains and losses net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.

(iii)	Dividends on marketable equity securities are recognised in income when declared. Realised gains and losses are included in income. Realised gains and losses are determined on the actual cost of the securities sold.

BAY RESOURCES, LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

(3)	ACCOUNTING POLICIES (Continued)

(e)	Cash
Bay Resources considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. For the periods presented there were no cash equivalents.

(f)	Income Tax
Income taxes are provided on financial statement income. For the periods presented there was no taxable income. There are no deferred income taxes resulting from timing differences in reporting certain income and expense items for income tax and financial accounting purposes. Bay Resources at this time is not aware of any net operating losses which are expected to be realised.

(g)	Loss per share
Basis (loss) per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the period. Dilutive loss per share has not been presented as the effects of common stock equivalents are anti-dilutive.

(h)	Exploration Expenditure Exploration expenditure consisting of prospecting and exploration costs are written off into operations as incurred.

(i)	Convenience Translation to US$
The consolidated financial statements as of and for the year ended June 30, 2003 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2003 (AUS $1.00=US$0.667). The translation was made solely for the convenience of readers in the United States.

(j)	Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

BAY RESOURCES LTD AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

		A$000's	A$000's
		2002	2003

(4)	INVESTMENT SECURITIES
	The following is a summary of Investment Securities:
	Investment in SCNV (note 8)	$4,516	$4,516
	Investment in AXIS Consultants	—	—

		4,516	4,516
	Permanent impairment	(4,516)	(4,516)

	Net Carrying Value	$—	$—

The Company accounts for its 24% investment in SCNV using the cost method of accounting (see note 8). During fiscal 2001, management provided for a full valuation on the SCNV investment. The Company also has a 9% cost basis investment in AXIS Consultants, a related party, which is recorded at no value.

		A$000's	A$000's
		2002	2003

(5)	LONG-TERM DEBT
	The following is a summary of Bay Resources’ borrowing arrangements from related entities as of June 30, 2002 and 2003
	Long Term
	Loan from Chevas, a corporation affiliated with the President of Bay Resources. Interest accrued at 8.6% (2002: 8.00%-8.75%) being the ANZ Banking Group Limited rate plus 1% for overdrafts over $100,000. Repayment of loan not required before September 30, 2004. (1)	$784	$1,240
	Loan from Mr JI Gutnick, President of Bay Resources. Repayment of non interest bearing loan not required before September 30, 2004	—	47
	Loan from AXIS Consultants, a corporation affiliated with the President of Bay Resources. Interest accrued at 10.1% being the National Australia Bank rate plus 1.5% for overdrafts over $100,000. Repayment of loan not required before September 30, 2004 (note 6)	—	486

		$784	$1,773

BAY RESOURCES LTD AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

(5)	SHORT TERM AND LONG-TERM DEBT (Continued)

(1)	During the year ended June 30, 2000, the Company issued 8,000,000 options to purchase previously unissued stock. The options to purchase shares expire January 20, 2010 and the exercise price is US$1.00 per share. The options were issued to Edensor, a company affiliated with the President of Bay Resources. Edensor advised the Company in June 2003 that it had sold 2,000,000 options.to Delkern Investments Ltd. At June 30, 2003, all 8,000,000 options are outstanding.

(6)	AFFILIATE TRANSACTIONS

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. Included in accounts payable and accrued liabilities at June 30, 2003 and 2002 was A$0 and A$389,088 due to AXIS Consultants, an affiliated management company (see note 5). During the years ending June 30, 2003, 2002 and 2001, Bay Resources paid management fees to this affiliated management company in the amounts A$201,688, A$169,770 and A$267,000 respectively. At June 30, 2001, 2002 and 2003, the Company owed AXIS Consultants A$185,000, A$389,088 and A$485,801 respectively for services provided in accordance with the Service Agreement. During fiscal 2001, 2002 and 2003, AXIS Consultants charged interest of A$19,724, A$29,198 and A$46,642 respectively on outstanding balances. These entities are affiliated through common management and ownership.

Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30, 2001 the Company had a liability to Chevas of A$641,572. During the 2002 fiscal year, Chevas loaned a further A$82,000 and charged A$60,171 in interest to the Company on the loan account. At June 30 2002, the Company owed Chevas A$783,743. During the 2003 fiscal year, Chevas loaned a further A$369,155 and charged A$86,417 in interest to the Company on the loan account. At June 30, 2003, the Company owed Chevas A$1,239,315.

During fiscal 2002, Tahera incurred certain exploration and administration costs in Canada on behalf of the Company amounting to A$36,365 and this amount was owing to Tahera at June 30 2002. During fiscal 2003, Tahera incurred further exploration and administration costs in Canada on behalf of the Company amounting to A$65,314 (US$43,564). During fiscal 2003, Mr. J.I. Gutnick and Chevas paid Tahera A$47,368 (US$31,594) and A$53,350 (US$ 35,584) respectively on behalf of the Company. During fiscal 2002 and 2003, Tahera did not charge the Company interest on amounts outstanding. At June 30, 2003, the Company owed Tahera A$1,361 (US$900) and Mr. J.I. Gutnick A$47,368 (US$31,594).

BAY RESOURCES LTD AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

(6)	AFFILIATE TRANSACTIONS (Continued)

Quantum Resources Limited incurred certain costs on behalf of the Company amounting to A$43,941 (US$29,308) in respect to the Company’s activities in Tibet China as a result of QUR’s contacts in China. This amount remains outstanding and is included in accounts payable and accrued expenses at June 30, 2003

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

The Company’s ability to continue operations through fiscal 2004 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(8)	INVESTMENT IN SCNV

Pursuant to a stock purchase agreement dated as of June 5, 1998, the Company acquired 499,701 shares in SCNV Acquisition Corp (“SCNV”), a related entity, representing approximately 24% of the issued and outstanding share capital of SCNV. The 499,701 shares has been valued at US$2,800,000 or A$4,516,000 and has been accounted for using the lower of cost or net realisable value method because the Company does not exercise significant influences over SCNV’s operating and financial activities (see note 4)

SCNV is a Delaware corporation established May 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primary by scientists who have been recently immigrated to Israel from the USSR and by scientists and institutions in Russia and other countries that formerly comprised the Soviet Union. Simultaneously with the SCNV stock.

BAY RESOURCES LTD AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

(8)	INVESTMENT IN SCNV (Continued)

acquisition by the Company, SCNV completed an initial public offering of common stock and warrants.

The Company has been granted certain demand and “piggyback” registration rights with respect to the SCNV shares. Bay Resources has requested SCNV to take the necessary steps to register Bay Resources’ shareholding in SCNV. The Company does not currently have any plans to distribute the shares.

(9)	INCOME TAXES

Bay Resources files its income tax returns on an accrual basis. Bay Resources should have carry forward losses of approximately US$18.8 million as of June 30, 2003 which will expire in the years 2004 through 2022. Bay Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carryforwards, management has provided a full valuation against the related tax benefit. The valuation allowance increased from US$6.2 million at June 30, 2002 to US$6.3 million at June 30,2003.

(10)	CANADIAN AGREEMENT

During the 2002 fiscal year, Bay Resources continued to expand its gold exploration business by entering into an agreement to explore for gold on extensive property interests in northern Canada held by Tahera Corporation; and making application via a new 100% owned subsidiary, 4075251 Canada Inc, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada.

Bay Resources currently holds 28 claims totaling 71,576 acres in the Committee Bay Greenstone Belt in central Nunavut, Canada. These claims were recorded on October 16, 2002. To keep the claims in good standing, a total of CN$286,304 of assessment work is required to be completed by the anniversary date of October 16, 2004. CN$143,152 (CN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the claims to lease must be made).

BAY RESOURCES LTD AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

(11)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FISCAL YEAR ENDED

	June 30,2002				June 30,2003
	A$000’s				A$000’s

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	—	—	—	—	—	—	—	—
Loss from Operations	(100)	(123)	(96)	(23)	(110)	(217)	(122)	(232)
(Loss) Before Income Taxes	(100)	(123)	(96)	(23)	(110)	(217)	(122)	(232)
Net (Loss)	(100)	(123)	(96)	(23)	(110)	(217)	(122)	(232)
(Loss) per Common Equivalent Share	(.02)	(.02)	(.02)	(.00)	(.02)	(.03)	(.02)	(.04)

