Form 10QSB
period 2003-09-30
BAY RESOURCES LTD
filed 2003-11-12
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM lO-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2003     or
                               ------------------------

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


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X                    No____________
   -----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
 Yes___________  No____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,344,589 outstanding shares of Common Stock as of September 30, 2003.

    Transitional Small Business Disclosure Format (Check one) Yes ____ No  X
                                                                         -----


                                                                                     PAGE NO

PART I.              FINANCIAL INFORMATION

Item 1               Financial Statements                                               2
Item 2               Management's Discussion and Analysis or Plan of Operations         9
Item 3               Controls and Procedures                                           16

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                 17
Item 2               Changes in Securities and Use of Proceeds                         17
Item 3               Defaults Upon Senior Securities                                   18
Item 4               Submission of Matters to a Vote of Security Holders               18
Item 5               Other Information                                                 18
Item 6               Exhibits and Reports on Form 8-K                                  18


SIGNATURES                                                                             19

EXHIBIT INDEX

Exh. 31.1                   Certification
Exh. 31.2                   Certification
Exh. 32.1                   Certification
Exh. 32.2                   Certification


Item 1.  FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Bay Resources Ltd. ("Bay Resources" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2003, the results of its operations for the three month periods ended September 30, 2003 and September 30, 2002, and the changes in its cash flows for the three month periods ended September 30, 2003 and September 30, 2002, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)





                                                                A$000's
                                                               --------
ASSETS
-------
Current Assets:
Cash                                                                 1
Receivable                                                           2
                                                       -----------------

Total Current Assets                                                 3
                                                       -----------------

Total Assets                                                         3
                                                       =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
Accounts Payable and Accrued Expenses                              143
Short- Term Loan - Affiliate                                        10
                                                       -----------------

Total Current Liabilities                                          153
                                                       -----------------

Long-Term Debt - Affiliates                                      1,901
                                                       -----------------

Total Liabilities                                                2,054
                                                       -----------------

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
25,000,000 shares authorized,
6,347,089 issued and outstanding                                     1
Less Treasury Stock at Cost, 2,500 shares                          (20)
Additional Paid-in-Capital                                      25,175
Retained (Deficits)                                            (27,207)
                                                       -----------------

Total Stockholders' Equity (Deficit)                            (2,051)
                                                       -----------------

Total Liabilities and
Stockholders' Equity (Deficit)                                       3
                                                       =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      Three Months Ended September 30 2003,
                             and September 30, 2002
                                   (Unaudited)


                                                                    2003                  2002
                                                                 A$000's               A$000's
                                                                 -------               -------



Revenues:                                                             $-                    $-
                                                     -------------------- ---------------------


Costs and Expenses:


Exploration Expenditure                                                9                    17
Interest Expense                                                      40                    30
Legal, Accounting & Professional                                      10                     6
Administrative                                                        65                    57
                                                     -------------------- ---------------------


                                                                     124                   110
                                                     -------------------- ---------------------


Loss from Operations                                               (124)                 (110)
                                                     -------------------- ---------------------



Income (Loss) before Income Tax                                    (124)                 (110)

Provision for Income Tax                                               -                     -

Net Income (Loss)                                                 $(124)                $(110)
                                                     -------------------- ---------------------
(Loss) Per Common Equivalent Share                                $(.02)                $(.02)
                                                     -------------------- ---------------------

Weighted Number of Common
Equivalent Shares Outstanding (in thousands)                       6,345                 6,345
                                                     -------------------- ---------------------


         The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                              2003             2002
                                                                            A$000's          A$000's
                                                                           --------         --------
Cash Flows from Operating Activities

Net Income (Loss)                                                            $(124)           $(110)

Adjustments

Accrued interest added to principal                                              40               30
Net Change in:
Receivables                                                                       1                -
Accounts Payable and Accrued Liabilities                                       (14)             (10)
Short-Term Loan - Affiliate                                                       9               17
                                                                    ---------------- ----------------

Net Cash Provided (Used) in Operating Activities                               (88)             (73)
                                                                    ---------------- ----------------

Cash Flow from Financing Activities

Net Borrowings from Affiliates                                                   88               75
                                                                    ---------------- ----------------

Net Cash Provided (Used) in Financing Activities                                 88               75
                                                                    ---------------- ----------------

Net Increase (Decrease) in Cash                                                   -                2

Cash at Beginning of Period                                                       1                -
                                                                    ---------------- ----------------

Cash at End of Period                                                             1                2
                                                                    ---------------- ----------------

Supplementary Disclosures

Interest Paid                                                                     -                -



              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003


(1)  Organisation
-----------------

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.9% of Bay Resources as of September 30, 2003. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay resources (Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, 4075251 Canada Inc, a corporation incorporated under the laws of Canada. 4075251 Canada Inc is the vehicle that will be used by the Company to undertake exploration activities for gold in Canada.



(2)  Long Term Debt
-------------------


                                                          2003
                                                          A$000's
The following is a summary of Bay                        --------
 Resources borrowing arrangements from related entities:

Loan from Chevas, a corporation affiliated
 with the President of Bay Resources. Interest
 accrued at 8.6% (2002: 8.00%-8.75%) which is the ANZ
 Banking Group Limited rate plus 1% for overdrafts
 over $100,000. Repayment of loan not required
 before September 30, 2004. (1)                           $1,307

Loan from Mr JI Gutnick, President of Bay
 Resources. Repayment of non interest
 bearing loan not required before September
 30, 2004.                                                    47

Loan from AXIS Consultants, a corporation
 affiliated with the President of Bay
 Resources. Interest accrued at 10.1% being
 the National Australia Bank rate plus 1.5%
 for overdrafts over $100,000. Repayment of
 loan not required before September 30,
 2004 (note 6)
                                                             547
                                                      ------------

                                                          $1,901
                                                      ============

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003


(2)    Long Term Debt (Cont'd)
-----------------------------

(1) During the year ended June 30, 2000, the Company issued 8,000,000 options to purchase previously unissued stock. The options to purchase shares expire January 20, 2010 and the exercise price is US$1.00 per share. The options were issued to Edensor, a company affiliated with the President of Bay Resources. Edensor advised the Company in June 2003 that it had sold 2,000,000 options to Delkern Investments Ltd. At September 30, 2003, all 8,000,000 options are outstanding.

(3)    Affiliate Transactions
-----------------------------

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. Included in accounts payable and accrued liabilities at September 30, 2002 was A$418,026 due to AXIS Consultants, an affiliated management company. During the three months ending September 30, 2003 and 2002, Bay Resources paid management fees to this affiliated management company in the amounts A$30,000 and A$30,000 respectively. At September 30, 2003 and 2002, the Company owed AXIS Consultants A$546,846 and A$418,026 respectively for services provided in accordance with the Service Agreement. During the three months ending September 30, 2003 and 2002, AXIS Consultants charged interest of A$12,736 and A$12,641 respectively on outstanding balances. These entities are affiliated through common management and ownership.

Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30 2002, the Company owed Chevas A$783,743. During the three months ending September 30, 2002, Chevas loaned a further A$87,748 and charged A$17,727 in interest to the Company on the loan account. At June 30 2003, the Company owed Chevas A$1,239,315 during the three months ending September 30, 2003, Chevas loaned a further A$40,209 and charged A$27,307 in interest to the Company on the loan account. At September 30, 2003 the Company owed Chevas A$1,306,831

During fiscal 2002, Tahera Corporation incurred certain exploration and administration costs in Canada on behalf of the Company amounting to A$36,365 and this amount was owing to Tahera at June 30 2002. During the three months ending September 30, 2002 Tahera incurred further exploration and administration costs in Canada on behalf of the Company amounting to A$16,925. During the three months ending September 30, 2002, Tahera did not charge the Company interest on amounts outstanding. At June 30, 2003, the Company owed Tahera A$1,361. During the three months ending September 30, 2003 Tahera incurred further exploration and administration costs in Canada on behalf of the Company amounting to A$9,130. During the three months ending September 30, 2003 , Tahera did not charge the Company interest on amounts outstanding. At September 30, 2003, the Company owed Tahera $10,491, which is included in short-term loan - affiliate in the accompanying balance sheet. Mr. JI Gutnick, the President of the Company, ceased to be the President and Chairman of Tahera

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003

(3)  Affiliate Transactions (Cont'd)
-----------------------------------

in October 2003 and the Company's principal stockholder, Edensor Nominees Pty Ltd., of which Mr. Gutnick is a director and shareholder, ceased to be a major stockholder of Tahera in October 2003.

During the year ended June 30, 2003, Mr JI Gutnick paid certain amounts owing to Tahera on behalf of the Company and at September 30, 2003, the amount of $47,000 was owing to Mr Gutnick.

Quantum Resources Limited ("QUR") incurred certain costs on behalf of the Company amounting to A$43,941 (US$29,308) in respect to the Company's activities in Tibet China as a result of QUR's contacts in China. This amount remains outstanding and is included in accounts payable and accrued expenses at September 30, 2003

(4)  Going Concern
------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bay Resources as a going concern. However, Bay Resources has sustained recurring losses and has a net working capital deficiency which raises substantial doubts as to its ability to continue as going concerns. Bay Resources anticipates that it will be able to defer repayment of certain of its short term and long-term loan commitments until it has sufficient liquidity to enable these loans to be repaid or other arrangements to be put in place. In addition Bay Resources has historically relied on loans and advances from corporations affiliated with the President of Bay Resources. Based on discussions with these affiliate companies, Bay Resources believes this source of funding will continue to be available. Other than the arrangements noted above, Bay Resources has not confirmed any other arrangement for ongoing funding. As a result Bay Resources may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

(5)  Income Taxes
-----------------

Bay Resources files its income tax returns on an accrual basis. Bay Resources should have carry forward losses of approximately US$18.8 million as of June 30, 2003 which will expire in the years 2004 through 2022. Bay Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry forwards, management has provided a full valuation against the related tax benefit.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FUND COSTS CONVERSION

The consolidated statements of operations and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in Australian dollars unless otherwise stated.

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         3 months ended September 30, 2002 A$1.00 = U.S. $.5435
         3 months ended September 30, 2003 A$1.00 = U.S. $.6802

RESULTS OF OPERATION

Three Months Ended September 30, 2003 vs. Three Months Ended September 30 2002.

Costs and expenses increased from A$110,000 in the three months September 30, 2002 to A$124,000 in the three months ended September 30, 2003. The Company's financial statements are prepared in Australian dollars (A$). Since September 30, 2002 the A$ compared to the United States dollar (US$) has appreciated by 25.1%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of September 2003 to 2002 does not always present a true comparison. The increase in expenses is a net result of:

a) an increase in interest expense from A$30,000 for the three months ended September 30, 2002 to A$40,000 for the three months ended September 30, 2003 as a result of the increase in long term debt of the Company required to fund the Company's operations

b) an increase in legal accounting and professional expense from A$6,000 for the three months ended September 30, 2002 to A$10,000 for the three months ended September 30, 2003 as a result of the increase in accounting fees in the three months ending September 30,2003 following the change in independent accountants compared to the three months ending September 30,2002, which was offset by an over accrual for independent accountants fees for the year ended June 30, 2003. In addition, legal fees were higher in the current quarter in relation to work undertaken in respect to the Company's share register. There was no comparable work in the comparable quarter of the prior year.

c) an increase in administrative costs including salaries from A$57,000 in the three months ended September 30, 2002 to A$65,000 in the three months ended September 30, 2003 as a result of the costs of engaging a consultant to undertaken business development and investor relations work for the Company. There was no comparable cost in the prior comparable quarter.

d) a decrease in the exploration expenditure expense from $17,000 for the three months ended September 30, 2002 to $9,000 for the three months ended September 30, 2003. During the current quarter, there was less exploration planning being undertaken as the Company was awaiting the grant of rights to explore on the land it has made application for in the Committee Bay Greenstone Belt. In the prior comparable period, the Company commenced exploration activities in Canada for the first time. In addition, in the comparable quarter in the prior year, the Company pegged land in the Committee Bay Greenstone Belt for exploration purposes and incurred costs in monitoring those applications.

As a result of the foregoing, the loss from operations increased from A$110,000 for the three months ended September 30, 2002 to A$124,000 for the three months ended September 30, 2003.

The net loss was A$124,000 for the three months ended September 30, 2003 compared to a net loss of A$110,000 for the thee months ended September 30, 2002.


Liquidity and Capital Resources

As of September 30, 2003 the Company had short-term obligations of A$153,000 comprising accounts payable, accrued expenses and a short term loan from an affiliate and long term debt of A$1,901,000.

The Company anticipates that it will be able to defer repayment of certain of its short-term loan commitments, until it has sufficient liquidity to enable these loans to be repaid, of which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes, based on discussions with such affiliates, will continue to be available during fiscal 2004.

Other than the arrangements above the Company has not confirmed any further arrangements for ongoing funding. As a result the Company will be required to raise funds from additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

The Company will require substantial additional capital over the next year in order to satisfy existing liabilities and to provide funding to achieve its current business plan. Failure to obtain such capital could adversely impact the Company's operations and prospects.

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-QSBis forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-QSB report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, and movements in the foreign exchange rate. Additional information which could affect the Company's financial results is included in the Company's Form 10-K on file with the Securities and Exchange Commission.

Item 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, such officers concluded that our disclosure controls and procedures are effective to ensure that information gathered, analyzed and disclosed on a timely basis.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company has agreed to a change in the terms of the options held by Delkern Investments Inc ("Delkern") by the inclusion of the following clause 4:

         (a) The options may be exercised, in whole at any time or in part from time to time, commencing on January 21, 2002 and prior to 5:00 P.M., New York City time, on the Expiry Date by the Holder:

          (i) by the surrender of this option certificate (with the subscription form at the end hereof duly executed) at the address set forth on the option certificate hereof, together with proper payment of the Aggregate Option Price, or the proportionate part thereof if the options are exercised in part, with payment for Options made by certified or official bank check payable to the order of the Company; or
          (ii) by the surrender of this option certificate (with the cashless exercise form at the end hereof duly executed) (a "Cashless Exercise") at the address set forth on option certificate. Such presentation and surrender shall be deemed a waiver of the Holder's obligation to pay the Aggregate Option Price, or the proportionate part thereof if the Options are exercised in part. In the event of a Cashless Exercise, the Holder shall exchange its Options for that number of Option Shares subject to such Cashless Exercise multiplied by a fraction, the numerator of which shall be the difference between the then Current Market Price Per Share of Common Stock and the Per Share Option Price, and the denominator of which shall be the then Current Market Price Per Share of the Common Stock. For purposes of any computation under this Section 1(a), the then Current Market Price shall be based on the trading day prior to the Cashless Exercise.

         The then "Current Market Price" per share (the "Current Market Price") as of any date shall be deemed to be the last sale price of the Common Stock on the trading day prior to such date or, in case no such reported sales take place on such day, the average of the last reported bid and asked prices of the Common Stock on such day, in either case on the principal national securities exchange on which the Common Stock is admitted to trading or listed, or if not listed or admitted to trading on any such exchange, the representative closing bid price of the Common Stock as reported by the National Association of Securities Dealers, Inc., Automated Quotations System ("NASDAQ"), or other similar organization if NASDAQ is no longer reporting such information, or, if the Common Stock is not reported on NASDAQ, the high per share bid price for the Common Stock in the over-the-counter market as reported by the National Quotation

         Bureau or similar organization, or if not so available, the fair market value of the Common Stock as determined in good faith by the Company's Board of Directors.

         The Company has also agreed to the following in regard to the options held by Delkern

         The holder of options in the Company shall not be entitled to exercise the options on an exercise date, in connection with that number of shares of Common Stock which would be in excess of the some of (i) the number of shares of Common Stock beneficially owned by the holder and its affiliates on an exercise date, and (ii) the number of shares of Common Stock issuable upon the exercise of this option with respect to which the determination of this proviso is being made on an exercise date, which would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock of the Company on such date. For the purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder. Subject to the foregoing, the holder shall not be limited to aggregate exercises which would result in the issuance of more than 4.99%.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibit No.      Description

                31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
                31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
                32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of Sarbanes-Oxley act of 2002
                32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of Sarbanes-Oxley act of 2002

         (b) The Company did not file any Report on Form 8-K during the three months ended September 30, 2003.

                                  (FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned the reinto duly authorised.

                     BAY RESOURCES LTD.

                     By:



                                 /s/ Joseph I. Gutnick
                                 ------------------
                                 Chairman of the Board, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

                     By:



                                 /s/ Peter Lee
                                 ----------
                                 Peter Lee, Director, Secretary and
                                 Chief Financial Officer
                                 (Principal Financial Officer)

                             Dated November 10, 2003

                                  EXHIBIT INDEX

         Exhibit No.             Description

           31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
           31.2        Certification of Chief Financial Officer required by Rule
                       13a-14(a)/15d-14(a) under the Exchange Act
           32.1        Certification of Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to
                       Section 906 of Sarbanes-Oxley act of 2002
           32.2        Certification of Chief Financial Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to
                       Section 906 of Sarbanes-Oxley act of 2002