Form 10QSB
period 2003-12-31
BAY RESOURCES LTD
filed 2004-02-12
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                  FORM lO-QSB

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2003 or

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


Yes __X__   No_____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_____ No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares  outstanding  of each of the  issuer's  classes of
common  stock,  as  of  the  latest   practicable  date.  There  were  6,344,589
outstanding shares of Common Stock as of December 31, 2003.

Transitional Small Business Disclosure Format (Check one) Yes_____ No__X__

Table Of Contents

                                                                        PAGE NO
                                                                        -------
PART I. FINANCIAL INFORMATION

Item 1 Financial Statements                                                2
Item 2 Management's Discussion and Analysis or Plan of Operations          9
Item 3 Controls and Procedures                                            13

PART II OTHER INFORMATION

Item 1 Legal Proceedings                                                  14
Item 2 Changes in Securities and Use of Proceeds                          14
Item 3 Defaults Upon Senior Securities                                    15
Item 4 Submission of Matters to a Vote of Security Holders                15
Item 5 Other Information                                                  15
Item 6 Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                16

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of December 31, 2003, the results of its operations for the three and six month periods ended December 31, 2002 and December 31, 2003, and the changes in its cash flows for the six month periods ended December 31, 2002 and December 31, 2003 have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                      BAY RESOURCES LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               December 31, 2003
                                  (Unaudited)
                                                                  A$000's
                                                                 ---------
ASSETS
------
Current Assets:
Cash                                                                    5
Receivable                                                              3
                                                                 ---------
Total Current Assets                                                    8
                                                                 ---------
Total Assets                                                            8
                                                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses                                 148
Short-Term Loan - Affiliate                                             1
                                                                 ---------
Total Current Liabilities                                             149
                                                                 ---------
Long-Term Debt - Affiliates                                         2,063
                                                                 ---------
Total Liabilities                                                   2,212
                                                                 ---------

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value 25,000,000
shares authorized, 6,347,089 issued and
outstanding                                                             1
Less Treasury Stock at Cost, 2,500 shares                             (20)
Additional Paid-in-Capital                                         25,175
Retained (Deficit)                                                (27,360)
                                                                 ---------
Total Stockholders' Equity (Deficit)                               (2,204)
                                                                 ---------
Total Liabilities and Stockholders' Equity (Deficit)                    8
                                                                 =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      BAY RESOURCES LTD. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Three and Six Months Ended December 31 2003,
                             and December 31, 2002
                                  (Unaudited)

                        Three           Three           Six             Six
                        Months          Months          Months          Months
                        Ended           Ended           Ended           Ended
                        Dec 31          Dec 31          Dec 31          Dec 31
                        2003            2002            2003            2002
                        A$000's         A$000's         A$000's         A$000's
                        -------         -------         -------         -------
Revenues:                    $-              $-              $-              $-
                        --------------------------------------------------------

Costs and Expenses:

Exploration Expenditure      17              94              26             111
Interest Expense             45              32              85              62
Legal, Accounting &
 Professional                17              22              27              28
Administrative               76              69             139             126
                        --------------------------------------------------------
                            155             217             277             327
                        --------------------------------------------------------

Loss from Operations       (155)           (217)           (277)           (327)
                        --------------------------------------------------------
Income (Loss) before
 Income Tax                (155)           (217)           (277)           (327)
Provision for Income Tax      -               -               -               -
                        --------------------------------------------------------

Net Income (Loss)          (155)           (217)           (277)           (327)
                        --------------------------------------------------------

(Loss) Per Common
 Equivalent Share         $(.02)          $(.03)          $(.04)          $(.05)
                        --------------------------------------------------------

Weighted Number of
 Common Equivalent
 Shares Outstanding
 (in thousands)           6,345           6,345           6,345           6,345





              The accompanying notes are an integral part of these
                       consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2003 and 2002
                                   (Unaudited)

                                                2003            2002
                                             A$000's         A$000's
                                             -------         -------


Cash Flows from Operating Activities

Net Income (Loss)                              $(277)          $(327)

Adjustments

Accrued interest added to principal               85               -
Net Change in:
Receivables                                        -               -
Accounts Payable and Accrued Liabilities          (9)             99
Short-Term Loan - Affiliate                        -             (16)
                                             -----------------------
Net Cash Provided (Used) in
 Operating Activities                           (201)           (244)
                                             -----------------------

Cash Flow from Financing Activities

Net Borrowings from Affiliates                   205             245
                                             -----------------------
Net Cash Provided (Used) in
 Financing Activities                            205             245
                                             -----------------------
Net Increase (Decrease) in Cash                    4               1

Cash at Beginning of Period                        1               -
                                             -----------------------
Cash at End of Period                             $5              $1
                                             -----------------------

Supplementary Disclosures

Interest Paid                                      -               -


              The accompanying notes are an integral part of these
                       consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003

(1) Organisation
----------------

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 78.9% of Bay Resources as of December 31, 2003. During fiscal 1998, Bay Resources incorporated a subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay Resources
(Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, 4075251 Canada Inc, a corporation incorporated under the laws of Canada. 4075251 Canada Inc is the vehicle that will be used by the Company to undertake exploration activities for gold in Canada.


(2) Long Term Debt
------------------

                                                                A$000's
                                                                -------

 The following is a summary of Bay Resources borrowing arrangements from related entities:

Loan from Chevas, a corporation affiliated with the
 President of Bay Resources. Interest accrued at
 8.60% - 9.10% (2002: 8.00%-8.75%) which is the ANZ
 Banking Group Limited rate plus 1% for overdrafts
 over $100,000. Repayment of loan not required before
 December 31, 2004. (1)                                           1,382

 Loan from Mr JI Gutnick, President of Bay Resources.
 Repayment of non interest bearing loan not
 required before December 31, 2004.                                  57


Loan from AXIS Consultants, a corporation affiliated
with  the President of Bay Resources. Interest accrued
at 10.10% - 10.60% being the National Australia Bank
rate plus 1.5% for overdrafts over $100,000. Repayment
of loan not required before  December 31, 2004.                     624

                                                        ---------------

                                                                  2,063
                                                        ===============

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003

     (2)  Long Term Debt (Cont'd)
          -----------------------

(1) During the year ended June 30, 2000, the Company issued 8,000,000 options to purchase previously unissued stock. The options to purchase shares expire January 20, 2010 and the exercise price is US$1.00 per share. The options were issued to Edensor, a company affiliated with the President of Bay Resources. Edensor advised the Company in June 2003 that it had sold 2,000,000 options to Delkern Investments Ltd. At December 31, 2003, all 8,000,000 options are outstanding.

(3) Affiliate Transactions
--------------------------

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. During each of the six months ending December 31, 2003 and 2002, Bay Resources paid management fees to AXIS Consultants in the amount A$60,000. At December 31, 2003, the Company owed AXIS Consultants A$623,707 for services provided in accordance with the Service Agreement. During the six months ending December 31, 2003 and 2002, AXIS Consultants charged interest of A$27,530 and A$23,281 respectively on outstanding balances. This entity is affiliated through common management and ownership.

Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30 2002, the Company owed Chevas A$783,743. During the six months ending December 31, 2002, Chevas loaned a further A$206,525 and charged A$38,772 in interest to the Company on the loan account. At June 30, 2003, the Company owed Chevas A$1,239,315. During the six months ending December 31, 2003, Chevas loaned a further A$85,209 and charged A$57,775 in interest to the Company on the loan account. At December 31, 2003 the Company owed Chevas A$1,382,299

During fiscal 2002, Tahera Corporation incurred certain exploration and administration costs in Canada on behalf of the Company amounting to A$36,365 and this amount was owing to Tahera at June 30, 2002. During the six months ending December 31, 2002 Tahera incurred further exploration and administration costs in Canada on behalf of the Company amounting to A$38,147. During the six months ending December 31, 2002, Tahera did not charge the Company interest on amounts outstanding. At June 30, 2003, the Company owed Tahera A$1,361. During the six months ending December 31, 2003 Tahera incurred further exploration and administration costs in Canada on behalf of the Company amounting to A$9,130. During the six months ending December 31, 2003 , Tahera did not charge the Company interest on amounts outstanding. At December 31, 2003, the Company owed Tahera A$1,339, which is included in short-term loan - affiliate in the accompanying balance sheet. Mr. JI Gutnick, the President of the Company, ceased to be the President and Chairman of Tahera

                      BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2003

(3) Affiliate Transactions (Cont'd)
-----------------------------------

in October 2003 and the Company's  principal  stockholder,  Edensor Nominees Pty
Ltd., of which Mr. Gutnick is a director and shareholder, ceased to be a major stockholder of Tahera in October 2003.

During the year ended June 30, 2003, Mr JI Gutnick paid certain amounts owing to Tahera on behalf of the Company and at December 31, 2003, the amount of A$56,557 was owing to Mr Gutnick.

Quantum Resources Limited ("QUR") incurred certain costs on behalf of the Company amounting to A$43,941 (US$29,308) in respect to the Company's activities in Tibet China as a result of QUR's contacts in China. This amount remains outstanding and is included in accounts payable and accrued expenses at December 31, 2003

(4) Going Concern
-----------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bay Resources as a going concern. However, Bay Resources has sustained recurring losses and has a net working capital deficiency which raises substantial doubts as to its ability to continue as going a concern. Bay Resources anticipates that it will be able to defer repayment of certain of its short term and long-term loan commitments until it has sufficient liquidity to enable these loans to be repaid or other arrangements to be put in place. In addition Bay Resources has historically relied on loans and advances from corporations affiliated with the President of Bay Resources. Based on discussions with these affiliate companies, Bay Resources believes this source of funding will continue to be available. Other than the arrangements noted above, Bay Resources has not confirmed any other arrangement for ongoing funding. As a result Bay Resources may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

(5) Income Taxes
----------------

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

        6 months ended December 31, 2002 A$1.00 = U.S. $.5650
        6 months ended December 31, 2003 A$1.00 = U.S. $.6802

RESULTS OF OPERATION

Three Months Ended December 31, 2003 vs. Three Months Ended December 31, 2002.

Costs and expenses decreased from A$217,000 in the three months December 31, 2002 to A$155,000 in the three months ended December 31, 2003. The Company's financial statements are prepared in Australian dollars (A$). Since December 31, 2002 the A$ compared to the United States dollar (US$) has appreciated by 20%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of December 2003 to December 2002 does not always present a true comparison. The increase in expenses is a net result of:

     a) an increase in interest expense from A$32,000 for the three months ended December 31, 2002 to A$45,000 for the three months ended December 31, 2003 as a result of the increase in long term debt of the Company required to fund the Company's operations

     b) a decrease in legal accounting and professional expense from A$22,000 for the three months ended December 31, 2002 to A$17,000 for the three months ended December 31, 2003 as a result of the increase in accounting fees in the three months ending December 31, 2003 following the change in independent accountants compared to the three months ending December 31,2002, a further increase in independent accountants fees as a result of work required on subsidiary companies financial statements, both of which were offset by an over accrual for independent accountants fees for the year ended June 30, 2003. In addition, legal fees were higher in the current quarter in relation to work undertaken in respect to the Company's share register. There was no comparable work in the comparable quarter of the prior year. In the prior comparable quarter of 2002 the Company incurred legal fees in respect to negotiations in Tibet in respect to a potential acquisition of exploration interests and there was no comparable work in the current period.

     c) an increase in administrative costs including salaries from A$69,000 in the three months ended December 31, 2002 to A$74,000 in the three months ended December 31, 2003 as a result of the costs of engaging a consultant to undertaken business development and investor relations work for the Company. There was no comparable cost in the prior comparable quarter.

     d) a decrease in the exploration expenditure expense from A$94,000 for the three months ended December 31, 2002 to A$17,000 for the three months ended December 31, 2003. During the current quarter, there was less exploration planning being undertaken as the Company was awaiting the grant of rights to explore on the land it has made application for in the Committee Bay Greenstone Belt. In the prior comparable period, the Company commenced exploration activities in Canada for the first time. In addition, in the comparable quarter in the prior year, the Company pegged land in the Committee Bay Greenstone Belt for exploration purposes and incurred costs in monitoring those applications.

As a result of the foregoing, the loss from operations decreased from A$217,000 for the three months ended December 31, 2002 to A$153,000 for the three months ended December 31, 2003.

The net loss was A$153,000 for the three months ended December 31, 2003 compared to a net loss of A$217,000 for the three months ended December 31, 2002.

Six Months Ended December 31, 2003 vs. Six Months Ended December 31, 2002.

Costs and expenses decreased from A$327,000 in the six months December 31, 2002 to A$277,000 in the six months ended December 31, 2003. The Company's financial statements are prepared in Australian dollars (A$). Since December 31, 2002 the A$ compared to the United States dollar (US$) has appreciated by 20%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of December 2003 to December 2002 does not always present a true comparison. The increase in expenses is a net result of:

     e) an increase in interest expense from A$62,000 for the six months ended December 31, 2002 to A$85,000 for the six months ended December 31, 2003 as a result of the increase in long term debt of the Company required to fund the Company's operations

     f) a decrease in legal accounting and professional expense from A$28,000 for the six months ended December 31, 2002 to A$27,000 for the six months ended December 31, 2003 as a result of the increase in accounting fees in the six months ending December 31, 2003 following the change in independent accountants compared to the six months ending December 31, 2002, a further increase in independent accountants fees as a result of work required on subsidiary companies financial statements, both of which were offset by an over accrual for independent accountants fees for the year ended June 30, 2003. In addition, legal fees were higher in the current six month period in relation to work undertaken in respect to the Company's share register. There was no comparable work in the comparable six month period of the prior year. In the prior comparable six month period of 2002, the Company incurred legal fees in respect to negotiations in Tibet in respect to a potential acquisition of exploration interests and there was no comparable work in the current period.

     g) an increase in administrative costs including salaries from A$126,000 in the six months ended December 31, 2002 to A$139,000 in the six months ended December 31, 2003 as a result of the costs of engaging a consultant to undertaken business development and investor relations work for the Company. There was no comparable cost in the prior comparable quarter.

     d) a decrease in the exploration expenditure expense from A$111,000 for the six months ended December 31, 2002 to A$26,000 for the six months ended December 31, 2003. During the current half year, there was less exploration planning being undertaken as the Company was awaiting the grant of rights to explore on the land it has made application for in the Committee Bay Greenstone Belt. In the prior comparable period, the Company commenced exploration activities in Canada for the first time. In addition, in the comparable quarter in the prior year, the Company pegged land in the Committee Bay Greenstone Belt for exploration purposes and incurred costs in monitoring those applications.

As a result of the foregoing, the loss from operations decreased from A$327,000 for the six months ended December 31, 2002 to A$277,000 for the six months ended December 31, 2003.

The net loss was A$277,000 for the six months ended December 31, 2003 compared to a net loss of A$327,000 for the six months ended December 31, 2002.

Liquidity and Capital Resources

As of December 31, 2003 the Company had short-term obligations of A$149,000 comprising accounts payable, accrued expenses and a short term loan from an affiliate and long term debt of A$2,063,000.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-QSB is forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10- QSB report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, and movements in the foreign exchange rate. Additional information which could affect the Company's financial results is included in the Company's June 30, 2003 Form 10-K on file with the Securities and Exchange Commission.

Item 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, such officers concluded that our disclosure controls and procedures are effective to ensure that information is gathered, analyzed and disclosed on a timely basis.

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

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Not Applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company has agreed to a change in the terms of the options held by Edensor Nominees Pty Ltd by the inclusion of the following clause 4:

     (a) The options may be exercised, in whole at any time or in part from time to time, commencing on January 21, 2002 and prior to 5:00 P.M., New York City time, on the Expiry Date January 20, 2010 by the Holder:

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

Item 5. OTHER INFORMATION

     Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No.   Description
          -----------   -----------

          31.1          Certification of Chief Executive Officer required by
                         Rule 13a-14(a)/15d-14(a) under the Exchange Act

          31.2          Certification of Chief Financial Officer required by
                         Rule 13a-14(a)/15d-14(a) under the Exchange Act

          32.1          Certification of Chief Executive Officer pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

          32.2          Certification of Chief Financial Officer pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 (b) The Company did not file any Report on Form 8-K during the three months ended December 31, 2003.

                                 (FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned the reinto duly authorised.

                                BAY RESOURCES LTD.

                                By:     /s/ Joseph I. Gutnick
                                        ----------------------------------------
                                        Joseph I. Gutnick
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                By:     /s/ Peter Lee
                                        ----------------------------------------
                                        Peter Lee
                                        Peter Lee, Director, Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                            Dated February 11, 2004

                                 EXHIBIT INDEX

          Exhibit No.   Description
          -----------   -----------

          31.1          Certification of Chief Executive Officer required by
                         Rule 13a-14(a)/15d-14(a) under the Exchange Act

          31.2          Certification of Chief Financial Officer required by
                         Rule 13a-14(a)/15d-14(a) under the Exchange Act

          32.1          Certification of Chief Executive Officer pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

          32.2          Certification of Chief Financial Officer pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 (b) The Company did not file any Report on Form 8-K during the three months ended December 31, 2003.