Form 10QSB
period 2004-03-31
BAY RESOURCES LTD
filed 2004-05-12
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM lO-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2004     or
                               --------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 15,041,630 outstanding shares of Common Stock as of March 31, 2004.

    Transitional Small Business Disclosure Format (Check one) Yes ____ No _x_



Table Of Contents



                                                                                                            PAGE NO
                                                                                                            -------

PART I.              FINANCIAL INFORMATION

Item 1               Financial Statements                                                                         2
Item 2               Management's Discussion and Analysis or Plan of Operations                                  10
Item 3               Controls and Procedures                                                                     13

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                                           14
Item 2               Changes in Securities and Use of Proceeds                                                   14
Item 3               Defaults Upon Senior Securities                                                             14
Item 4               Submission of Matters to a Vote of Security Holders                                         14
Item 5               Other Information                                                                           14
Item 6               Exhibits and Reports on Form 8-K                                                            14


SIGNATURES                                                                                                       15

EXHIBIT INDEX                                                                                                    16

Exh. 31.1                   Certification                                                                        17
Exh. 31.2                   Certification                                                                        19
Exh. 32.1                   Certification                                                                        21
Exh. 32.2                   Certification                                                                        22




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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2004, the results of its operations for the three and nine month periods ended March 31, 2003 and March 31, 2004, and the changes in its cash flows for the nine month periods ended March 31, 2003 and March 31, 2004 have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)






                                                                                            A$000's
                                                                                            -------
ASSETS
------

Current Assets:
Cash                                                                                             1
Receivable                                                                                      14
                                                                                   -----------------

Total Current Assets                                                                            15
                                                                                   -----------------

Non Current Assets:
Property, Plant & Equipment                                                                      4
                                                                                   -----------------
Total Non Current Assets                                                                         4
                                                                                   -----------------

Total Assets                                                                                    19
                                                                                   =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses                                                          158
Short-Term Loan - Affiliates                                                                    63
                                                                                   ----------------

Total Current Liabilities                                                                      221
                                                                                   ----------------

Long-Term Debt - Affiliates                                                                      -
                                                                                   ----------------

Total Liabilities                                                                              221
                                                                                   ----------------

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
25,000,000 shares authorized,
15,044,130 issued and outstanding                                                                1
Less Treasury Stock at Cost, 2,500 shares                                                      (20)
Additional Paid-in-Capital                                                                  27,448
Retained (Deficit)                                                                         (27,631)
                                                                                   ----------------

Total Stockholders' Equity (Deficit)                                                          (202)
                                                                                   ----------------

Total Liabilities and
Stockholders' Equity (Deficit)                                                                  19
                                                                                   ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three and Nine Months Ended March 31 2004,
                               and March 31, 2003
                                   (Unaudited)



                                              Three Months    Three Months            Nine           Nine
                                               Ended March     Ended March          Months   Months Ended
                                                  31 2004         31 2003            Ended       March 31
                                                   A$000's         A$000's        March 31           2003
                                                                                      2004        A$000's
                                                                                   A$000's
                                          ---------------------------------------------------------------

Revenues:                                              $-              $-              $-             $-
                                          ---------------------------------------------------------------

Costs and Expenses:

Exploration Expenditure                                61              19              87            130
Interest Expense                                       40              34             125             96
Legal, Accounting & Professional                       12               7              40             35
Administrative                                        176              62             297            188
                                          ---------------------------------------------------------------

                                                      289             122             549            449
                                          ---------------------------------------------------------------

Loss from Operations                                 (289)           (122)           (549)          (449)
                                          ---------------------------------------------------------------


Income (Loss) before Income Tax                      (289)           (122)           (549)          (449)

Provision for Income Tax                                -               -               -              -
                                          ---------------------------------------------------------------

Net Income (Loss)                                    (289)           (122)           (549)          (449)
                                          ---------------------------------------------------------------

(Loss) Per Common Equivalent Share                 $(0.03)          $(.02)         $(0.08)        $(0.07)
                                          ---------------------------------------------------------------

Weighted Number of Common
Equivalent Shares Outstanding (in
 thousands)                                         8,302           6,347           6,992          6,347
                                          ---------------------------------------------------------------

              The accompanying notes are an integral part of these
                        consolidated financial statements




                       BAY RESOURCES LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                               2004             2003
                                                                            A$000's          A$000's
                                                                            -------          -------
Cash Flows from Operating Activities

Net Income (Loss)                                                             (549)            (449)

Adjustments

Accrued interest added to principal                                             125                -
Net Change in:
Receivables                                                                    (11)                -
Accounts Payable and Accrued Liabilities                                          1              111
                                                                    ---------------- ----------------

Net Cash Provided (Used) in Operating Activities                              (434)            (338)
                                                                    ---------------- ----------------

Cash Flow from Investing Activities

Payments for Plant and Equipment                                                (4)                -
                                                                    ---------------- ----------------

Net Cash (Used) in Investing Activities                                         (4)                -
                                                                    ---------------- ----------------

Cash Flow from Financing Activities

Short-Term Loan - Affiliate                                                      62                3
Proceeds from issued shares of common stock                                   2,273                -
Net (Repayment) Borrowings from Affiliates                                   (1,897)             336
                                                                    ---------------- ----------------

Net Cash Provided (Used) in Financing Activities                                438              339
                                                                    ---------------- ----------------

Net Increase (Decrease) in Cash                                                   -                1

Cash at Beginning of Period                                                       1                -
                                                                    ---------------- ----------------

Cash at End of Period                                                             1                1
                                                                    ---------------- ----------------

Supplementary Disclosures

Interest Paid                                                                   125                -
Conversion of debt to equity - 1,753,984 shares                               2,273                -


              The accompanying notes are an integral part of these
                        consolidated financial statements


                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004


(1)  Organisation

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 59.12% of Bay Resources as of March 31, 2004. During fiscal 1998, Bay Resources incorporated a subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay Resources
(Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, 4075251 Canada Inc, a corporation incorporated under the laws of Canada. 4075251 Canada Inc is the vehicle that will be used by the Company to undertake exploration activities for gold in Canada.



(2)  Short Term Debt


                                                                                        A$000's
                                                                                        -------
The following is a summary of Bay Resources borrowing arrangements from related entities:

  Loan from Edensor Gold Pty Ltd, a corporation affiliated with the President of
  Bay Resources. Interest accrued at 8.60% - 9.10% which is the ANZ Banking
  Group Limited rate plus 1% for overdrafts over $100,000.
                                                                                            22

  Loan from AXIS Consultants, a corporation affiliated with the President of Bay
  Resources. Interest accrued at 10.10% - 10.60% being the National Australia
  Bank rate plus 1.5% for overdrafts over $100,000.
                                                                                            41

                                                                                     -----------
                                                                                            63
                                                                                     ===========


                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004


(3)  Affiliate Transactions

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

During the nine months ending March 31, 2004 and 2003, Bay Resources paid management fees to AXIS Consultants in the amount of A$100,000 and A$60,000 respectively. During the nine months ending March 31, 2004 and 2003, the Company repaid A$675,253 and A$130,364 respectively to AXIS Consultants. At March 31, 2004, the Company owed AXIS Consultants A$41,468 for services provided in accordance with the Service Agreement. During the nine months ending March 31, 2004 and 2003, AXIS Consultants charged interest of A$24,437 and A$34,840 respectively on outstanding balances. This entity is affiliated through common management and ownership.

Chevas Pty Ltd, a company associated with the President of the Company, Mr J I Gutnick, has provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30, 2002, the Company owed Chevas A$783,743. During the nine months ending March 31, 2003, Chevas loaned a further A$274,989 and charged A$ 61,204 in interest to the Company on the loan account. At June 30, 2003, the Company owed Chevas A$1,239,315. During the nine months ending March 31, 2004, Chevas loaned a further A$187,631 and charged A$82,268 in interest to the Company on the loan account. During March 2004 the Company repaid the loan in full amounting to A$1,509,214.

During fiscal 2002, Tahera Corporation incurred certain exploration and administration costs in Canada on behalf of the Company amounting to A$36,365 and this amount was owing to Tahera at June 30, 2002. During the nine months ending March 31, 2003 Tahera incurred further exploration and administration costs in Canada on behalf of the Company amounting to A$56,477. During the nine months ending March 31, 2003, Tahera did not charge the Company interest on amounts outstanding. At June 30, 2003, the Company owed Tahera A$1,361. During the nine months ending March 31, 2004 Tahera incurred further exploration and administration costs in Canada on behalf of the Company amounting to A$9,130. During nine months ending March 31, 2004 , Tahera did not charge the Company interest on amounts outstanding. At March 31, 2004, the Company owed Tahera A$1,339, which is included in short-term loan - affiliate in the accompanying balance sheet. Mr. JI Gutnick, the President of the Company, ceased to be the President and Chairman of Tahera

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004

(3)  Affiliate Transactions (Cont'd)

in October 2003 and the Company's principal stockholder, Edensor Nominees Pty Ltd., of which Mr. Gutnick is a director and shareholder, ceased to be a major stockholder of Tahera in October 2003.

During the year ended June 30, 2003, Mr JI Gutnick paid certain amounts owing to Tahera on behalf of the Company. During March 2004, the Company repaid the loan in full amounting to A$56,557 (transferred to Chevas balance).

Quantum Resources Limited ("QUR") incurred certain costs on behalf of the Company amounting to A$43,941 (US$29,308) in respect to the Company's activities in Tibet China as a result of QUR's contacts in China. During March 2004, the Company repaid the loan in full amounting to A$43,941.

Kerisridge Pty Ltd ("Kerisridge"), a company associated with the President of the Company, Mr J I Gutnick, loaned the Company A$2,273,186 in March 2004 for the purpose of repaying the long term debt of the Company. On March 31, 2004 Kerisridge agreed to convert all of its debt owing by the Company into common stock and warrants in the Company. The Company issued 1,753,984 shares of common stock and 1,753,984 warrants exercisable at US$1.30 and at any time up to March 31, 2006 in full repayment of the amount owing to Kerisridge.

On February 19, 2004 Edensor Nominees Pty Ltd ("Edensor") advised the Company that it was exercising the 6,000,000 options over common stock of the Company it held utilizing the cashless exercise feature of the terms and conditions of the issue of the options. The Company issued 5,142,857 shares of common stock to Edensor on March 3, 2004 as a result of the exercise of the options.

(4)  Event Subsequent to Balance Date

In April 2004 the Company completed a private placement of 1,670,000 common stock at a price of US$1.00 raising US$1.67 million. As part of the private placement the investor was issued 1,670,000 warrants over common stock with an exercise price of US$1.30 per warrant and a latest exercise date of March 31, 2006.

(5)  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Bay Resources as a going concern. Bay Resources has sustained recurring losses and has a net working capital deficiency which raises substantial doubts as to its ability to continue as going a concern. However, as set out in note 4 above, the Company has raised US$1,670,000 subsequent to balance date through a private placement.

(6)  Income Taxes

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         9 months ended March 31, 2003 A$1.00 = U.S. $0.5650
         9 months ended March 31, 2004 A$1.00 = U.S. $0.7589

RESULTS OF OPERATION

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003.

Costs and expenses increased from A$122,000 in the three months March 31, 2003 to A$289,000 in the three months ended March 31, 2004. The Company's financial statements are prepared in Australian dollars (A$). Since March 31, 2003 the A$ compared to the United States dollar (US$) has appreciated by 34%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of March 2004 to March 2003 does not always present a true comparison. The increase in expenses is a net result of:

a) an increase in interest expense from A$34,000 for the three months ended March 31, 2003 to A$40,000 for the three months ended March 31, 2004 as a result of the increase in long term debt of the Company required to fund the Company's operations and an increase in interest rates both of which were offset partially by the repayment of long term debt during March 2004.

b) an increase in legal accounting and professional expense from A$7,000 for the three months ended March 31, 2003 to A$12,000 for the three months ended March 31, 2004 as a result of the increase in accounting fees in the three months ending March 31, 2004 following the change in independent accountants compared to the three months ending March 31,2003, an increase in legal fees as a result of work undertaken on general corporate activities for which there was no comparable cost in the prior comparable quarter.

c) an increase in administrative costs including salaries from A$62,000 in the three months ended March 31, 2003 to A$176,000 in the three months ended March 31, 2004 as a result of the costs of engaging a consultant to undertaken business development and investor relations work for the Company for which there was no comparable cost in the prior comparable quarter; an increase in the costs of lodgement of documents with authorities following the completion of financial statements for subsidiary companies for a number of years for which there was no comparable cost in the prior comparable quarter; consultants costs in planning exploration activities in Canada for which there was no comparable cost in the prior comparable quarter and an increase in the management fees and share of salaries billed by AXIS Consultants pursuant to the service arrangements as a result of the increase in the level of activity of the Company.

d) an increase in the exploration expenditure expense from A$19,000 for the three months ended March 31, 2003 to A$61,000 for the three months ended March 31, 2004. During the current quarter, exploration planning was being undertaken for the exploration program to be undertaken between July and August 2004 in the Committee Bay Greenstone Belt.

As a result of the foregoing, the loss from operations increased from A$122,000 for the three months ended March 31, 2003 to A$289,000 for the three months ended March 31, 2004.

The net loss was A$122,000 for the three months ended March 31, 2003 compared to a net loss of A$289,000 for the three months ended March 31, 2004.


Nine Months Ended March 31, 2004 vs. Nine Months Ended March 31, 2003.

Costs and expenses increased from A$449,000 in the nine months ended March 31, 2003 to A$549,000 in the nine months ended March 31, 2004. The Company's financial statements are prepared in Australian dollars (A$). Since March 31, 2003 the A$ compared to the United States dollar (US$) has appreciated by 34%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of March 2004 to March 2003 does not always present a true comparison. The increase in expenses is a net result of:

e) an increase in interest expense from A$96,000 for the nine months ended March 31, 2003 to A$125,000 for the nine months ended March 31, 2004 as a result of the increase in long term debt of the Company required to fund the Company's operations, an increase in interest rates compared to 2003 both of which were partially offset by the repayment of long term debt during March 2004.

f) an increase in legal accounting and professional expense from A$35,000 for the nine months ended March 31, 2003 to A$40,000 for the nine months ended March 31, 2004 as a result of the increase in accounting fees in the nine months ending March 31, 2004 following the change in independent accountants compared to the nine months ending March 31, 2003, a further increase in independent accountants fees as a result of work required on subsidiary companies financial statements, both of which were offset by an over accrual for independent accountants fees for the year ended June 30, 2003. In addition, legal fees were higher in the current nine month period in relation to work undertaken in respect to the Company's share register, private placement and general corporate activities for which there was no comparable work in the comparable nine month period of the prior year. In the prior comparable nine month period of 2003, the Company incurred legal fees in respect to negotiations in Tibet in respect to a potential acquisition of exploration interests and there was no comparable work in the current period.

g) an increase in administrative costs including salaries from A$188,000 in the nine months ended March 31, 2003 to A$297,000 in the nine months ended March 31, 2004 as a result of the costs of engaging a consultant to undertaken business development and investor relations work for the Company for which there was no comparable cost in the prior comparable quarter, an increase in the costs of lodgement of documents with authorities following the completion of financial statements for subsidiary companies for a number of years for which there was no comparable cost in the prior comparable period, an increase in consultants costs in planning exploration activities in Canada for which there was no comparable cost in the prior comparable period and an increase in the management fee and share of salaries billed by AXIS Consultants pursuant to the service arrangements as a result of the increase in the level of activity of the Company.

h) a decrease in the exploration expenditure expense from A$130,000 for the nine months ended March 31, 2003 to A$87,000 for the nine months ended March 31, 2004. During the current year, there has been no costs incurred in pegging land in the Committee Bay Greenstone Belt. In the prior comparable period, the Company commenced exploration activities in Canada for the first time and pegged land in the Committee Bay Greenstone Belt for exploration purposes and incurred costs in monitoring those applications.

As a result of the foregoing, the loss from operations increased from A$449,000 for the nine months ended March 31, 2003 to A$549,000 for the nine months ended March 31, 2004.

The net loss was A$549,000 for the nine months ended March 31, 2004 compared to a net loss of A$449,000 for the nine months ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004 the Company had short-term obligations of A$221,000 comprising accounts payable, accrued expenses and a short term loan from an affiliates.

Effective as of March 31, 2004, the Company converted US$1,753,984 in long term debt into equity through the issuance of 1,753,984 shares of common stock and 1,753,984 warrants over common stock, with a 2 year exercise period and an exercise price of US$1.30.

Subsequent to March 31, 2004 the Company raised US$1,670,000 through a private placement and has initiated its exploration program in the Committee Bay Greenstone Belt which will be carried out during July/August 2004.

Depending on the success of the exploration program at Committee Bay and the exploration program to be undertaken on the Slave properties, the Company may require substantial additional capital over the next year in order to provide funding to achieve its current business plan. Failure to obtain such capital could adversely impact the Company's operations and prospects.

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

         (b) The Company did not file any Report on Form 8-K during the three months ended March 31, 2004.

                                  (FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned the reinto duly authorised.

              BAY RESOURCES LTD.

              By:

                                        /s/ Joseph I. Gutnick
                                        ---------------------
                                        Joseph I. Gutnick
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

              By:

                                        /s/ Peter Lee
                                        --------------
                                        Peter Lee
                                        Peter Lee, Director, Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

         Dated: May 11, 2004

                                  EXHIBIT INDEX

         Exhibit No.     Description
         ----------      -----------

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