Form 10KSB
period 2004-06-30
BAY RESOURCES LTD
filed 2004-09-29
CIK 814904

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

 (Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       June 30, 2004      or
                                -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                              -----   -----

Commission File Number    0-16097
                          -------

                               BAY RESOURCES LTD.
             (Exact name of Registrant as specified in its charter)

              Delaware                                98-0079697
              --------                                ----------
        (State or other jurisdiction of               (IRS Employer
        incorporation or organisation)                Identification No.)


        Level 8, 580 St Kilda Road Melbourne, Victoria, 3004, Australia
                                   ------------------------------------
               (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code   011 (613) 8532 2860
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

                           Yes    X                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                  Yes                           No   X
                        ---                         ---

State Issuer's Revenues for its most recent fiscal year.

None

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was US$17,540,579 as at June 30, 2004.

There were 16,711,630 outstanding shares of Common Stock as of September 22, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Issuer Yes:         No:
                                        ----       ----


TABLE OF CONTENTS                                                               PAGE

PART I
Item 1            Business                                                         4
Item 2            Properties                                                      36
Item 3            Legal Proceedings                                               36
Item 4            Submission of Matters to a Vote of Security Holders             36

PART II
Item 5            Market for Common Equity and Related Stockholder Matters        37

Item 6            Management's Discussion and Analysis of                         38
                  Financial Condition or Plan of Operation

Item 7            Financial Statements                                            44
Item 8            Changes in and Disagreements with Accountants on
                  Accounting and Financial Statement Disclosure                   44
Item 8A           Controls and Procedures                                         45

PART III
Item 9            Directors and Executive Officers of the Registrant              46
Item 10           Executive Compensation                                          48
Item 11           Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters                  49
Item 12           Certain Relationships and Related Transactions                  50

Part IV
Item 13           Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                     53
Item 14           Principal Accounting Fees and Services                          53

                  Signatures                                                      54
                  Exhibit Index                                                   56

Appendix A -      Glossary                                                       A-1
Appendix B -      List of Mining Interests                                       B-1

                                     PART I

Item 1            Business

General

Our name is Bay Resources Ltd. and we sometimes refer to ourselves in this annual report as "Bay Resources", the "Company" or as "we," "our," or "us." We are an exploration stage mining company. Our objective is to exploit our interest in the mineral claims in Nunavut, Canada which are in the Committee Bay Greenstone Belt and in the Slave Craton. Our principal exploration target is for gold and we are seeking to determine whether adequate gold reserves are present on the property covered by our claims to develop an operating mine. We are in the initial stages of our exploration program and have not yet identified any ore reserves.

We hold the interest in the Slave Craton and our wholly owned subsidiary named "Golden Bull Resources Corporation" (formerly 4075251 Canada Inc.) holds the interests in the Committee Bay Greenstone Belt. Our wholly-owned subsidiary is referred to in this annual report as `Golden Bull."

We sometimes refer to our claims collectively in this annual report as either the "Committee Bay Properties" or the "Slave Properties". Our claims are registered in the Mining Recorders Office in the Mining District of Nunavut and give us the right to explore and mine minerals from the property covered by the claims.

We were incorporated in the State of Delaware on February 1, 1973. We commenced our mineral exploration activities in 2002. Prior thereto, we were engaged in a number of other business activities that have been discontinued. Our executive offices are at Level 8, 850 St. Kilda Road, Melbourne, Victoria 3004 Australia and we have an office at 1 Yonge Street, Suite 1801, Toronto, Ontario M5E 1W7, Canada. Our website location is www.bayresourcesltd.com and you can send an email to us at peter@bayresourcesltd.com. Our wholly owned subsidiary, Golden Bull, was incorporated on May 27, 2002 in the Province of Ontario, Canada and is licensed to do business in the Northwest Territories and Nunavut Canada.

Currency

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars. References to dollars are to Australian dollars (A$) unless otherwise indicated as being Canadian dollars (CDN$) or United States dollars (US$). As of September 22, 2004, the currency exchange rate was approximately US$1.00 equals A$1.4171, and US$1.00 equals CDN $1.2878, as published by Bloomberg at www.Bloomberg.com. For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 2004 have been translated into United States Dollars ("US$) using the rate of exchange at June 30, 2004 of A$1.00=US$0.6903.

History of the Company

Our predecessor corporation, Bayou Oil, was incorporated under the laws of Minnesota in 1973 and since that time it had a number of activities that have been ceased.

On February 13, 1998, we incorporated a 100% owned subsidiary, Bayou Australia Pty Ltd, a corporation incorporated under the laws of Australia.

On June 29, 1999 we undertook a reverse stock split on a 1:20 basis and changed our Articles of Incorporation to amend the par value of our shares from US$0.15 cents to US$0.0001 cents per share. On September 27, 1999 we changed our name from Bayou International, Ltd to Baynet, Ltd.

In May 2000, we commenced work on the development of a B2B mining portal however, this is no longer proceeding as it was considered uneconomic.

On July 13, 2000 we changed the name of our subsidiary, Bayou Australia Pty Ltd to Baynex.com Pty Ltd. On August 21, 2000 we incorporated a new wholly owned subsidiary, Baynet International Pty Ltd, a corporation incorporated under the laws of Australia. In October 2000, it changed its name to Bay Resources (Asia) Pty Ltd.

During fiscal 2001, we conducted a due diligence review of St. Andrew Goldfields Ltd ("St. Andrew") with a view to taking a substantial investment in St. Andrew. Following the conclusion of the review, we decided not to proceed with the investment.

During the 2002 fiscal year we commenced our gold exploration business by:

(i) entering into an agreement to explore for gold on Tahera's extensive property interests on the Slave Craton in northern Canada; and

(ii) making application via Gold Bull, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada.

In October 2002 we entered into an agreement (via our wholly owned subsidiary Bay Resources (Asia) Pty Ltd) with the Tibet Bureau of Geology and Minerals Exploration Development, China to earn a minimum 51% interest in the Xigaze copper belt running in a 200 kilometer east-west trend either side of Lhasa. However, in February 2003 we decided to withdraw from these arrangements as a result of further hurdles being placed before us by the Chinese authorities that were not known at the time of entering into the agreement.

It is the policy of our Board of Directors that we will not engage in any activities which would subject us to registration and reporting requirements of the Investment Company Act of 1940.

Description Of Business

We are an exploration stage mining company. Our objective is to exploit our interest in the mineral claims in Nunavut, Canada. We hold interests in the Slave Craton and our wholly owned subsidiary, Golden Bull holds interests in the Committee Bay Greenstone Belt in Nunavut. Our principal exploration target is for gold and we are seeking to determine whether adequate gold reserves are present on the property covered by our claims to develop an operating mine. We are in the initial stages of our exploration program and have not yet identified any ore reserves.

Slave Craton Project

During 2002, we reached an agreement with Tahera Corporation, a Canadian corporation to explore for gold on Tahera's extensive properties on the Slave Craton in Nunavut, Canada. Tahera's Slave land package includes 177 claims and 11 Inuit Land Concessions covering approximately 471,000 acres. Tahera is a diamond exploration company conducting diamond exploration in the northern Slave Craton. Tahera has put together an extensive database of information and geological samples to explore for diamonds and does not wish to conduct exploration for gold and base metals. Under the agreement, they will allow us to use the database to explore for gold. We have agreed to pay them a two percent net smelter return royalty on any production from gold and base metals we discover having used Tahera's samples and database.

The diamond exploration data to which we have access, includes electromagnetic geophysical surveys, overburden and bedrock mapping, overburden sampling and drilling data. The overburden samples cover some 60,000 square kilometers of the northern Slave Craton with some 17,000 samples being potentially available for gold and base-metal analysis. The overburden samples have been taken on a reconnaissance scale with line intervals at 2.5-5.0 kilometers with some detailed surveys at 50-100 meter sample spacings. The samples cover areas of known gold mineralisation including in the vicinity of the Lupin and Ulu gold deposits.

We believe there are some exceptional gold targets on Tahera's ground; principally in the High Lake Volcanic Belt, and in the Contwoyto Formation near Lupin. In the High Lake Volcanic Belt, several high grade gold showings on the ground include surface samples of 24 grams per tonne ("gpt gold"), 130 gpt gold, 176 gpt gold, and 220 gpt gold, and drillhole intersections to 25.5 gpt gold /
1.54 meters. The target is silicified shear-hosted gold, similar to the 565,000 ounce ULU gold deposit located 3-5 kilometers away.

Tahera's Jericho and Contwoyto properties lie in close proximity to the Lupin gold mine, which is a large, high grade, gold deposit. Over three million ounces of gold have been produced here to date. We believe that this shows there is significant potential for gold mineralization, similar to that found at Lupin, on Tahera's Jericho and Contwoyto properties. Research of previous work reveals surface gold values of 11 gpt, 15 gpt, 21 gpt, and 28 gpt gold in Banded Iron Formation ("BIF"). The geology is very similar to the nearby Lupin gold mine (2-3 kilometers to the west) where gold mineralization is in a "Z" folded iron formation. The R43-R45 target on Tahera's ground is a 10 meters wide, 1.3 kilometers long iron formation, that has an unsampled "Z" fold of the same magnitude as Lupin.

We have included a list of the mining claims that are covered under our agreement with Tahera in Appendix B to this report.

Committee Bay Greenstone Belt Project

In June 2002, we staked land in the highly prospective Committee Bay Greenstone Belt.

The Committee Bay Greenstone Belt is located approximately 240 kilometers northeast of Baker Lake in Nunavut, Canada and is believed to represent one of the largest unexplored greenstone belts in North America, with potential to host world-class gold deposits. The Baker Lake area is best known for the Meliadine gold Project, currently in the pre-feasibility stage.

We hold 29 claims totalling a land area of 71,694 acres in the Committee Bay Greenstone Belt in central Nunavut, Canada. These claims were recorded on October 16, 2002. To keep the claims in good standing, we need to spend a total of CDN$286,776 of assessment work by October 16, 2004. CDN$143,388 (CDN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the claims to lease must be made). We have included a list of our mining claims in the Committee Bay Greenstone Belt in Appendix B to this report.

The Canadian Government completed a Targeted Geoscience Initiative ("TGI") between 2000-2003 in the Archean Committee Bay Greenstone Belt. Total government funding for the Committee Bay Greenstone Belt TGI area was approximately CN$3.5 million. The stated objective of the TGI was to increase the level and cost-effectiveness of private sector exploration for mineral resources. Government work in the Committee Bay Greenstone Belt included 1:100,000 scale geologic mapping, prospecting, surficial mapping, drift prospecting, and airborne geophysics (400 meter flight line spacing). A joint government-industry (GSC - DeBeers Exploration Canada Ltd.) partnership initiated in 2001, involves heavy-mineral analysis of esker samples for diamond indicator minerals. We may access this data as it is released.

The stratigraphy of the Committee Bay Greenstone Belt includes BIF up to 50 meters thick, komatiite volcanic flows, basalts, intermediate to felsic tuffs, and quartz-cobble conglomerates. Deformation is recorded by major shear zones, second order faults, complex folding, and felsic intrusions. Numerous gold showings are spread out over a 260 x 40 kilometer area including the Inuk zone (12.8 gpt gold over 5 meters) in northeast Committee Bay and the Three Bluffs zone (27.41 gpt gold over 9.44 meters) in the Hayes River area.

Our Wrench claim group adjoins the Bluff claim block, where the mine grade/width intersections of 27.41 gpt gold over 9.44 meters and 61.6 gpt gold over 4.84 meters were announced in September 2003 by Committee Bay Resources Ltd ("CBR"), a company listed on the Toronto Venture Exchange with a large landholding in the Committee Bay Greenstone Belt. The government airborne magnetic survey shows that oxide iron formation (the host at the Three Bluffs discovery) strikes northeast from their showing onto our Wrench claims. A number of gold occurrences are known on this trend, including a 9.7 gpt gold sample taken in an area of folded oxide iron formation, quartz veining and pyrite + pyrrhotite on our Wrench claim.

The geology is highly prospective for BIF hosted gold (as in the 3 million ounce Meadowbank and the 4.6 million ounce Meliadine gold deposits to the south). Our claims protect several auriferous iron formations with surface values to 9.7 gpt gold. In addition to the BIF hosted gold targets, this Belt has potential for shear-hosted lode gold, Witswaterstrand style gold, komatiite hosted stratiform nickel-copper (Kambalda analogy), and platinum group elements ("PGE's") in layered igneous complexes (Laughland Lake Anorthosite Suite). Samples from previous work in the Committee Bay area returned samples up to 245 gpt gold, 0.5% nickel, and 0.8% copper.

The region is best known for the Meliadine Gold Project, which is currently in the pre-feasibility stage, as well as the Meadowbank Project of Cumberland Resources, which is in post feasibility stage. These two projects host 7.5 million ounces of gold resources. The Committee Bay Greenstone Belt is also situated in the same general area as the developing diamond play currently being explored by De Beers, BHP-Billiton, and Stornoway Ventures Ltd. We have accumulated a large landholding in the Belt.

CBR signed a letter of intent with Gold Fields Explorations Ltd, in June 2003, to form a joint venture, whereby Gold Fields Exploration will take an equity position in CBR and will spend US$10 million on exploration to earn a 65% interest in that project.

Mining In Canada

The mining industry in Canada operates under both federal and provincial or territorial legislation governing the exploration, development, production and decommissioning of mines. Such legislation relates to the method of acquisition and ownership of mining rights, labour, health and safety standards, royalties, mining and income taxes, exports, reclamation and rehabilitation of mines, and other matters. The mining industry in Canada is also subject to legislation at both the federal and provincial or territorial levels concerning the protection of the environment. Legislation imposes high standards on the mining industry to reduce or eliminate the effects of waste generated by extraction and processing operations and subsequently deposited on the ground or emitted into the air or water. The design of mines and mills, and the conduct of extraction and processing operations, are subject to the regulatory restrictions. The exploration, construction, development and operation of a mine, mill or refinery require compliance with environmental legislation and regulatory reviews, and the obtaining of land use and other permits, water licenses and similar authorizations from various governmental agencies. Legislation is in place for lands under federal jurisdiction or located in certain provinces and territories that provides for the preparation of costly environmental impact assessment reports prior to the commencement of any mining operations. These reports require a detailed technical and scientific assessment as well as a prediction of the impact on the environment of proposed mine exploration and development.

Failure to comply with the requirements of environmental legislation may result in regulatory or court orders being issued that could result in the cessation, curtailment or modification of operations or that could require the installation of additional facilities or equipment to protect the environment. Violators may be required to compensate those suffering loss or damage by reason of mining activities and the violators, including our officers and directors, may be fined or, in some cases, imprisoned if convicted of an offence under such legislation. Provincial and territorial mining legislation establishes requirements for the decommissioning, reclamation and rehabilitation of mining properties that are closed. Closure requirements relate to the protection and restoration of the environment and the protection of public safety. Some former mining properties must be managed for a long time following closure in order to fulfill regulatory closure requirements. The cost of closure of existing and former mining properties and, in particular, the cost of long-term management of open or closed mining properties can be substantial.

Government Regulations

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. Our exploration work is subject to the Mining Land Use Regulations of the Indian and Northern Affairs Canada Mining Act. This Act requires us to obtain permits prior to performing significant exploration programs. We are currently conducting exploration under a Land Use Permit, which is valid until June 20, 2006.

We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the development of our Canadian properties, including those with respect to mining claims. Our activities are not only subject to extensive federal, provincial and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. We will be obligated to take steps to ensure that such streams draining the property do not become contaminated as a result of our activities on the property. We are not aware of any environmental problems on the property as of the date of this prospectus.

The mining industry in Nunavut, where our exploration properties are situated, operates under Canadian federal and territorial legislation governing prospecting, development, production, environmental protection, exports, income taxes, labour standards, mine safety and other matters. We believe our Canadian operations are operating in substantial compliance with applicable law.

Our exploration works is subject to environmental regulation primarily by the Federal Department of Indian Affairs and Northern Development and the Nunavut Water Board. The Department of Fisheries & Oceans (Canada) and the Department of the Environment (Canada) have an enforcement role in the event of environmental incidents, but presently have no direct regulatory role in relation to exploration activity.

On April 1, 1999, the Nunavut Land Claims Agreement, dated May 28, 1993, between the Inuit of Canada's eastern arctic region and Her Majesty the Queen in right of Canada, came into force. Under this agreement, the Inuit were granted ownership of approximately 360,000 square kilometers of land in an area referred to as the Nunavut Settlement Area, including ownership of subsurface rights in approximately 37,500 square kilometers of those lands. Third party interests in lands in the Nunavut Settlement Area created prior to April 1, 1999 are protected under the Nunavut Land Claims Agreement. Where a third party was granted a mining lease under the Canada Mining Regulations in lands comprising the Nunavut Settlement Area, that interest continues in accordance with the terms and conditions on which it was granted, including any rights granted under the legislation that give rise to the interest. However, where any successor legislation has the effect of diminishing the rights afforded to the federal government, it will not bind the Inuit without its consent. The Inuit are entitled to receive whatever compensation is payable by the interest holder for the use of exploitation of mineral rights. The federal government continues to administer the third party interest on behalf of the Inuit, unless the third party and the Inuit enter into an agreement under which the third party agrees to the administration of their interest by the Inuit. In the event such an agreement is reached, the applicable legislation will cease to apply to the third party interest. Subsurface interests in such lands continue to be administered in accordance with applicable legislation relating to those interests and are not affected by the Nunavut Land Claims Agreement.

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

Government Requirements For Maintenance Of Claims

Committee Bay Greenstone Belt

The Nunavut Government has granted our interest in the 29 mineral claims in the Committee Bay Greenstone Belt described in this Report.

To keep the 29 claims in good standing, we need to spend a total of CDN$286,776 of assessment work by October 16, 2004. An assessment report detailing these expenditures will need to be filed CDN$143,388 (CDN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the claims to lease must be made).

Slave Craton

Fees and exploration expenditures associated with the maintenance of Tahera Corporation's ground covered under the Slave Craton Agreement with Bay Resources is the responsibility of Tahera.

Description Of Exploration Properties

Please note that the Glossary at the end of this Report contains definitions for the geological and other specialized terms used in this section.

Property Location And Description

Slave Craton

Hood River Ground

The Hood River mineral claims and Inuit Owned Land Concessions are in the High Lake Volcanic Belt located in the northwest section of the Slave Structural Province in the Mackenzie District of Nunavut (Figure 1) on NTS Map Sheets:
76L/10, 14, and 15 and 76M/3. The land holdings here include 4 mining claims (Hod 3, 4, 12, and 14) totalling 10,330 acres, and 5 contiguous IOL concessions (CO 20-00-01, CO 20-00-03a, CO 20-00-03b, CO 20-00-04, and CO 20-01-01)
totalling 21,381.64 acres. Only the IOL concessions are within the greenstone component of the High Lake Volcanic Belt and therefore of exploration interest to us. The approximate center of the Inuit Concessions is about 45 kilometers north of the Arctic Circle, and 530 kilometers NNE of Yellowknife at 66o 54' 37" N, 110 o 55' 12"W. The Inuit Concessions are held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera). The total cost to maintain these concessions will be $51,918.9 for 2004 (January 1, 2005 next anniversary date). This includes $17,306.30 in fees and $34,612.60 in exploration expenditures. The IOL concessions are not surveyed. There are no known encumbrances on the concessions. Tahera's land use permits are in effect for 2004 and will cover proposed exploration work by us.

Contwoyto Lake Ground

The CO-08 IOL Concession underlain by the Contwoyto Formation on the east side of Contwoyto Lake contains blocks (CO 08-00-01, CO 08-00-02, CO 08-00-03, CO 08-00-05, and CO 08-00-06). The C0-08 Concession Agreement totals 65,250.8 acres and is located in the Mackenzie District of Nunavut (Figure 1) on NTS Map 76E/15. These concessions are all contiguous except for CO 08-00-01 which is approximately 1-2 kilometers west of the main block, separated by the northeast arm of Contwoyto Lake. The approximate center of the C0-08 Concession is about 100 kilometers south of the Arctic Circle, 100 kilometers north-northwest of Lac de Gras, and 380 kilometers NNE of Yellowknife at 65o 49' 23" N, 111 o 13' 08"W. The C0-08 Concession Agreement is held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera). The total cost to maintain these concessions will be $316,884 in 2004 (December 31, 2004 is the next anniversary date). This includes $52,814 in fees and $264,070 in exploration expenditures. The IOL concessions are not surveyed and there are no known encumbrances on the concessions. Tahera's land use permits for 2004 are in effect and will cover proposed exploration work by us.

Committee Bay Greenstone Belt

Our Committee Bay Claims are located 245 to 365 kilometers northeast of the town of Baker Lake (Qamani'tuaq), Nunavut, Canada, or 210 to 320 kilometers west to southwest of the town of Repulse Bay (Ngoldjat). The community of Kagaaruk (formerly Pelly Bay) is 190 to 305 kilometers northeast of the claim groups. The centre of the claim area is approximately 66(degree) 37'N, 92(degree) 00'W.

Our land holdings in the Committee Bay Greenstone Belt include 29 claims in 12 claim blocks on NTS (National Topographic System) sheets 56 K, 56 J, and 56 O. These claims total approximately 71,576 acres and all were recorded on October 16, 2002. To keep the claims in good standing, a total of CDN$286,304 of assessment work is required to be completed by the anniversary date of October 16, 2004. CDN$143,152 ($2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the claims to lease must be made). Assessment work must be filed with the Mining Recorder within 30 days of the claim's anniversary date or within 60 days of the lapsing notice date. These claims have not been legally surveyed.

Access, Infrastructure, Local Resources

Slave Craton

Access to all the areas in the Slave Craton is by aircraft. In summer months, float equipped aircraft can utilize local lakes of appropriate size including Contwoyto Lake, Napatulik Lake, Penthouse Lake (unofficial name), and Carat Lake. In addition airstrips are available for fixed wing aircraft equipped with tundra tires at Kinross' Lupin mine site, Wolfden's Ulu gold deposit, and Tahera's Carat Camp (Jericho). Helicopter support is needed to mobilize personnel to and within the property areas. The winter road which links Yellowknife to the Lupin mine site on Contwoyto Lake has historically been used for economical transportation of supplies in winter months.

Tahera's properties are located in the treeless Arctic within the zone of permanent permafrost. Vegetation consists primarily of lichen and moss. The weather in the property areas is typical of the continental barrenlands which experience cool summers and extremely cold winters. Winter temperatures can reach -45 degrees Celsius occasionally accompanied by high winds creating extreme wind chill conditions and extensive drifting snow. Summer temperatures are generally in the 5 to 10 degree Celsius range but can reach the high 20's degrees Celsius. Minimum and maximum temperatures recorded at the nearest permanent weather stations are -530 C at the Lupin mines site, and +320 C at Coppermine. The ground remains snow covered for more than 250 days a year. Snow accumulation begins in September and remains into June. Average annual snowfall rarely exceeds 1 meter, most of which falls during autumn and spring storms. Small lakes are clear of ice usually by the third week in June (though ice on the larger lakes can persist into the middle of July) and start freezing over again in late September. Wind speeds have been recorded in excess of 100 kilometers per hour.

The topography of the C0-08 Concession Agreement consists of low rolling hills with areas of low-lying swampy muskeg near Contwoyto Lake at the south end of the concessions. Local relief is low, rarely exceeding 150 meters. On the C0 20-01-01 Hood River Concession, there is about 115 meters of relief in the form of deeply incised linears and steep cliffs. The basalt units form topographic plateaus, elevated over the sediments and granitic rocks. Outcrop density here is typically 50 - 60%, with the cover consisting of north-trending lakes, grassy swamps, and boulder-strewn glacial drift.

The closest community with regularly scheduled air service is Kugluktuk (formerly Coppermine) which is 145 kilometers northwest of the Anuri/Rockinghorse concessions and 200 kilometers northwest of the Hood River concessions. First Air has scheduled flights everyday from Yellowknife to Kugluktuk. The main centre for transportation to the land holdings is through Yellowknife, 530 kilometers southwest of the Hood River concessions, and 410 kilometers southwest of the Contwoyto concessions. Fixed wing and helicopter charter services are available in Yellowknife, as are all supplies (groceries, lumber, fuel, etc.) and expediting services. The only infrastructure that exists to service the land holdings includes Tahera's 40 person Carat Camp (Jericho site), the 20 person camp at Tahera's Rockinghorse property, the 12 person Tahera camp northwest of the Hood River concession, and possibly the Wolfden camp on the ULU claim. A limited network of approximately 3.5 kilometers of roads connects the airstrip, camp, fuel farm, and Jericho mine site on the Jericho claim area northwest of Contwoyto Lake.

Committee Bay Greenstone Belt

Access to the claims is by fixed wing aircraft equipped with tundra tires able to land on short natural features such as eskers. Alternatively, float equipped planes have the option of landing at some of the larger lakes (Laugh land Lake for example) or on sections of the Hayes River. The closest community with regularly scheduled air service is Baker Lake, about 350 kilometers to the southwest. Canadian North and First Air flights arrive from Yellowknife and Iqaluit. Calm Air flies from Winnipeg to Rankin Inlet (Kangiqliniq) and then on to Baker Lake daily except Sundays. Kivalliq Air flies from Cambridge Bay (Qaluktuuttiaq) to Baker Lake enroute to Rankin Inlet. Fuel and expediting services are available in Baker Lake. There is no infrastructure in the claim area.

The Committee Bay Greenstone Belt lies within the zone of permanent permafrost. The mean annual temperature of -20oC reflects its Arctic location (the Arctic Circle transects the property area). The climate is typical of the Eastern

Arctic with average temperatures in the winter months of -30oC to -35oC, and +10oC to +12oC in the summer. The ground remains snow covered for more than 250 days a year (generally September to June). Rivers break up in June and lakes are ice bound until mid July. In the summer and fall, the temperature differential between the warm land and the cooler ocean can create fog blankets in low lying areas. Wind speeds have been recorded in excess of 100 kilometers per hour.

The project area is on the northern section of the Wager Plateau, a shield area that has been significantly modified by glacial processes. Elevations range from 122 meters above sea level. In the southwest to 560 meters above sea level in the northeast. The Hayes River and its tributaries flow northwest into Chantrey Inlet. In the southwest, the Brown River flows into northwestern Hudson Bay. The Arrowsmith River, to the north, flows into the Gulf of Boothia.

Property History

Slave Craton

The following section deals with historic exploration on Tahera's land holdings. Non diamond-related exploration activities are emphasized as these relate to Bay's interest and exploration agreement with Tahera. Specifically, previous exploration work on the Hood River/High Lake and Contwoyto Lake land holdings are detailed as these are deemed to be most prospective for gold.

Hood River/ High Lake Belt

Borealis Exploration conducted a field program in 1970 in the "Penthouse" area (now part of Tahera's Concession CO 20-00-01). The program consisted of mapping, trenching, sampling and drilling. Trenching on the "Penthouse gossan" returned values up to 1.37 g/t gold, 92.57 g/t silver, 6.48% copper, and 1.10% palladium. An X-ray sized drillhole drilled under the trench intersected 1.37 g/t gold,
15.09 g/t silver, and 0.18% palladium over 0.9 meters. The PH 1-13 claims were staked over this showing and these had lapsed by 1983.

The Blackridge area was first investigated between 1965 and 1970 by Borealis Exploration. Borealis conducted an airborne electromagnetic ("EM")/magnetic gamma ray spectrometer survey over their Permit 62 (NTS 76L/15). The actual auriferous zone was discovered in 1974 by Long Lac Minerals during regional prospecting in the Hood River area. This showing is now within Tahera's Concession 20-00-04. A claim was staked here in 1975 and surface grab samples of
6.2 g/t gold and 8.4 g/t gold were reported. Noranda Exploration Ltd. is reported to have done airborne geophysics with follow up ground work in 1981. Aber Resources Ltd. was the next company to have filed assessment work for the showing, having staked the Blackridge claim in 1983, along with a contiguous claim BR1-2. A program of gridding, geophysical surveys (magnetics and very low frequency "VLF"), and drilling (6 holes totalling 199 meters) was undertaken in 1985. The principal mineralized zone was traced for at least 700 meters northeast in a 2.5-3.5 meter wide zone within gabbro at a gabbro/sediment contact. The highest surface grades included a chip sample of 7.5 g/t gold/ 9 meters and the best intersection from drilling was 10.3 g/t gold / 1.07 meters.

Hy-Tech Resources Ltd. conducted an exploration program in 1988 on the HY 17-19 claims to the west of Aber's claims. These claims which belonged to Expeditor Resource Group Ltd. were staked on January 13, 1988. The work by Hy Tech included 113 rock samples and 60 soil samples. The best value was 610 parts per billion ("ppb") gold (with 4.3 % arsenic) at a volcanic -sediment contact in the southeast corner of historic HY 17. BHP Minerals Ltd. evaluated the HY 17-19 claims in an agreement with the claim owners (Consolidated Envirowaste Industries Inc.) in 1992. Nineteen rock samples and one soil sample was taken. The best result was 2.87 g/t gold.

BHP Minerals Ltd. staked the CROWN and CROWN 2 claims in 1987 following the discovery of auriferous mineralization during reconnaissance traversing. Samples of silicified material with mineralization at a sediment/volcanic contact returned values to 4 g/t gold. This "Main zone" was traced for 800 meters. Further work on the Crown claims in 1988 and 1989 included 63 kilometers of gridding, geological mapping, rock chip sampling (181 samples), limited soil geochemical sampling (4 samples), 55 kilometers of ground magnetics-VLF surveys and 77.5 meters of trenching.

Aber Resources staked the DEN 1 - 16, 19, 20 claims in 1987 to the west of BHP's CROWN claims. Covello, Bryan, and Associates then staked the JEB 1-3 and FIDO 1-3 claims in 1988 to be included in this Aber claim group. Work by Covello, Bryan, and Associates in 1988 included gridding, mapping, sampling and geophysics. High values (up to 15.63 oz/t gold from grab samples) were returned from these claims prompting BHP to enter into a joint venture with Aber on this land package. From 1989 to 1991 BHP drilled 951.87 meters in eighteen drillholes and took 253 core samples, 1,109 rock samples and 573 soil samples. Along the 55 kilometers of gridding they performed a number of geophysical surveys.

Following discovery of the ULU gold deposit in 1989, BHP mapped the core ULU claims (including part of Tahera's current IOL Concession 20-01-01) at 1:5,000 scale and select areas were mapped at 1:1,000. Geochemical surveying included humus and B horizon soil samples. A limited trenching program exposed mineralisation in a 45 meter x 15 meter section in the northwest portion of the main deposit (the "Flood" Zone). Geophysical surveys over the mineralised zones included Total Field Magnetics, VLF-EM, VLF-Resistivity, Induced Polarisation, Applied Potential, and Radiometrics.

The 1993 Nunavut Land Claims Agreement came into effect on April 1, 1999. Under this agreement the Inuit were granted surface ownership of about 360,000 square kilometers of land, of which they have the subsurface rights for approximately 37,500 square kilometers. Nunavut Tungavik Incorporation ("NTI") is the entity through which these subsurface rights are administered. The areas that BHP worked on in the Hood River (CROWN, DEN, FIDO and ULU) were ultimately incorporated into NTI lands, with the exception of the original ULU claim which was brought to lease by Echo Bay Mines Ltd.

In March, 2003, Strongbow Resources Inc. and Nunavut Tungavik Incorporated announced an agreement whereby Strongbow could explore 604,723 hectares of Inuit Owned Lands in 28 non-contiguous parcels within the West Kitikmeot region of Nunavut. Their IOL parcel CO-27 covers all the south half of the High Lake Greenstone Belt and borders Tahera's IOL concession on the east, south, and west.

Contwoyto Formation

Following the discovery of the Lupin Mine on the western shore of Contwoyto Lake in 1960, exploration for additional Lupin-style BIF hosted gold deposits commenced throughout the Contwoyto Formation. This resulted in the discovery of a number of showings including Fingers Lake, Butterfly, Raft, (143 g/t gold surface grab), Pan (34 g/t gold surface grab, 11.31 g/t gold/3.11meters trenching), Musk (8.4 g/t gold/10 meters surface grab), Mud (14.1 g/t gold/15.8 meters), Esker Lake, Brad (11.3 g/t gold/ 4.82 meters drilling) , Striker (9.39 g/t gold/3 meters surface, 47.3 g/t gold/3.4 meters drilling), Troy, and Donut (24.41 g/t gold /3 meters surface grab). The bulk of this work was done in two stages; (i) after the discovery of the "Main Showing" (later to become the Lupin mine) in 1960 by Canadian Nickel Company; and (ii) after Echo Bay Mines Ltd. optioned the Lupin showing in 1979 and started mining in 1982. Limited exploration for BIF hosted gold targets continued to 1995, after which much of the ground was staked over for diamond exploration.

Gold exploration specific to the Tahera-Bay agreement on the northeast side of Contwoyto Lake started in 1962 with Canico (Canadian Nickel Company Limited). Canico held Prospecting Permit 35 which covered NTS sheets 76E/10 and 76E/15. From 1962 to 1964 they preformed mapping, prospecting, trenching, and airborne and ground magnetometer surveys.

Echo Bay mapped and sampled their C1 - C4 claims on the northeast border of the northeastern arm of Contwoyto Lake in 1983, retaining just the C2 claim in 1984. During the course of taking 97 grab samples on the C2 claim in 1983, they discovered the R43-R45 and R44-R47 showings which returned values up to 11.1 g/t gold. Limited follow up surface sampling in 1984 did not yield anomalous results. Echo Bay used a syngenetic gold model at this time, and this sampling therefore would not have been properly focused on important structural considerations (such as quartz veining in fold hinges) crucial to locating the gold bearing rock.

Hecla Mining optioned a total of 33 claims over the northeastern arm of Contwoyto Lake in 1985 from Contwoyto Goldfields. A helicopter-borne EM, magnetics, and VLF-EM survey was conducted over these claims by Dighem Surveys in 1985. This was followed in 1986-1989 with both ground and airborne geophysics, surface mapping and sampling, geochemical soil and till surveys, trenching and diamond drilling. The claims were transferred to Hecla in 1986. In 1986, Hecla investigated 74 of the 363 airborne anomalies. 327 rock samples were taken and 57 silicate-facies iron formations were mapped. Drilling by Hecla on the 5-5 grid (currently within Tahera's Contwoyto Concession CO 08-00-02) included eight holes totalling 942 meters in 1987 and four holes totalling 352.9 meters in 1988.

Cominco performed sampling, geophysics, and drilling on their Coco 6 and 15 claims from 1988 to 1990. They discovered the Ox showing by surface sampling in 1988 and this was followed up by more sampling (9.65 g/t gold/ 3 meters chip) and drilling. Gold bearing iron formations were intersected (see mineralization section).

Hecla acquired and merged into Acadia Mineral Ventures Ltd. Acadia and Contwoyto Goldfields optioned the main Contwoyto property to Kingswood Ventures Ltd in 1992. Their ground position covered all of the main gold showings known on Tahera's Contwoyto Concessions. Drilling by Hecla in 1987 on the 5-5 land grid included 8 holes totalling 942 meters. All eight holes intersected iron formation with five of the eight holes intersecting sulphide-rich and/or siliceous sulphidic iron formation. The best intercept was 2.31 g/t gold/ 7.85 meters (6.27 meters true width).

Four short drill holes on the 5-5 grid in 1988 tested a folded iron formation as outlined by an IP survey. Diamond drillhole ("DDH") 88-4 tested 225 meters west of the 2.31 g/t gold/ 7.85 meter intercept in DDH 87-6. DDH 88-4 intercepted
2.88 g/t gold/ 3.9 meters in a pyrite-rich siliceous iron formation. Excalibur International Consultants were contracted to perform a review of previous work on the property. Excalibur recommended a seven-hole drill program after reviewing the database. Two of the seven drillholes were recommended for the 5-5 grid area which is on Tahera's current concession CO 08-00-02.

Tahera's predecessors started exploring the northern Slave Stuctural Province for diamonds in 1993. (Tahera was the result of the amalgamation of Lytton Minerals Ltd and New Indigo Resources Inc. in 1999.) 4.3 million hectares were staked encompassing a significant portion of the northern Slave Craton. More than 37,000 till samples and 11,000 square kilometers of airborne geophysics were collected since exploration commenced in 1993. This work resulted in the discovery of 20 kimberlite bodies on various Tahera properties.

Additional geophysical surveys in 1995-1997 included a helicopter-borne VLF EM and magnetic survey over a 110 square kilometers in the Contwoyto Lake area. A total of 1,500 square kilometers was covered in a helicopter-borne survey over the Jericho and Contwoyto Lake land holdings in 1998. Survey line spacings were at 50 meters with a sensor height of 30 meters.

Committee Bay Greenstone Belt

The Committee Bay Greenstone Belt was the subject of two separate 3 year (2000-2003) government TGI. These TGIs are a collaboration between the Geological Survey of Canada, Canada-Nunavut Geoscience Office and university partners. The stated objective of TGI was to increase the level and cost-effectiveness of private sector exploration for mineral resources. Government work in the Committee Bay Greenstone Belt included 1:100,000 scale geologic mapping, prospecting, surficial mapping, drift prospecting, and airborne geophysics. Airborne magnetic surveys (400 meter flight line spacing) were carried out within three 1:250,000-scale NTS map sheet areas (56K, 56J/9-16, 56O/1-8, and 56P) and released as total field maps in 2002. Quaternary research involved multimedia sampling for gold and base metals and this drift prospecting/sampling was carried out between 2001 and 2003.

Following the release of Heywood's original geology map in 1961, several exploration companies performed work in the Committee Bay Greenstone Belt. The nickel copper potential of ultramafic rocks was the primary target of this first exploration wave. King Resources staked 400 claims in the Committee Bay Greenstone Belt (NTS 56I, 56J, 56K, 56O, 56P) in 1969/1970. They mapped the "A" claims that year (site of our current "A" claim) and conducted trenching, and geophysical surveys. This program outlined several electromagnetic conductors coincident with surface mineralization. Values up to 0.18% nickel were returned from trenching. King Resources also mapped, trenched, and conducted geophysical surveys on the "E" claims (site of our current "E" claim) and identified several similar conductors. The best trench value on the "E" claims was 0.51% nickel on a 1.46 kilometer long conductor. King Resources also spent time on their "B" claims evaluating a prospective rusty zone of rocks with disseminated and locally massive of pyrite and pyrrhotite with trace chalcopyrite. King Resources conducted geophysical surveys looking for nickel on the "B" claims in 1969. A VLF conductor was outlined coincident with rusty zones in sedimentary rocks adjacent to ultramafic rocks. The ground magnetic survey revealed a strong anomaly at least one kilometer long. Mapping and trenching over the zone produced a high of 0.19% nickel.

Aquitaine Company staked 347 claims in 56J and 56K in 1970. This claim package included the HAR claims over the Laugh land Lake Anorthosite Suite or LLAS (site of our current "ANOR" claim). Aquitane preformed airborne and ground geophysical surveys over the LLAS in 1971. A weak airborne EM response was generated. A sulphide-bearing oxide facies BIF, traceable for 2 kilometers along the northern border of the LLAS was drilled with eight Winkie holes totalling 175 meters in 1971. Intervals of pyrite + pyrrhotite +/- chalcopyrite were encountered in the BIF (including 2 meters of massive pyrrhotite). The highest value was 0.7% copper, and 0.2% nickel. Gold was not analyzed for. The anorthosite itself was apparently not drilled.

Cominco undertook general nickel-copper reconnaissance in 1970 and 1974 and more detailed work in 1975 and 1976. Geologic mapping, ground magnetic and EM surveys were conducted over permit 349 (granted April 1, 1975) on 56J/13 in the Hayes River area. Although prospective rock units with nickel and copper values were found, no further follow up was recommended. Some rock geochemistry was done by Cominco on their "OX" grid and other sulphide showings. The Ox grid is 1 kilometers north of King Resources "A" Claims.

In 1992, R.A Olson Consulting Ltd. ("ROACL") conducted reconnaissance in the Committee Bay area on behalf of the Committee Bay joint venture (CBJV). Several highly anomalous gold values were returned from the 392 rock samples taken, with a high of 121 gpt gold (Williamson, 1993). ROACL preformed follow-up work in 1993, taking 348 samples, mapping, prospecting. Higher gold values corresponded with BIF with quartz veining and/or silicified, and pyrite + pyrrhotite +/- arsenopyrite. In 1995, 505 rock chip and grab samples were taken, and eight drillholes totalling 811.41m completed (producing 596 samples core samples). This work exclusively focused on the Bluff 1-7 claims (Hayes River area, 56J), and the Inuk area further to the northeast. Part of the geological crew was from Cyprus Canada, who had entered into the Committee Bay joint venture. In 1996, the CBJV collected 447 rock samples, drilled 6 holes totalling 781 meters (at Three Bluffs), and flew a 13,262 line kilometers detailed geophysical survey (magnetics and VLF). This survey covered an area between the current KIM claims over to the Bluff 1-7 claims. Approximately CDN$5.4 million was collectively spent on the Committee Bay Greenstone Belt between 1992 and 2001 by Committee Bay North Ltd., Echo Bay Mines Ltd., and Apex Geoscience. This exploration focused on three areas: Laugh land Lake, Hayes River and Curtis River.

Numerous gold occurrences were discovered by the CBJV on the Laughland Lake
(56K) 1:250,000 sheet between 1992 and 2001. Initial reconnaissance sampling by the CBJV in the now Bay Pickle Claim area returned values of 5.77 and 8.61 gpt gold.

More than 677 rock samples were taken on two showings, "Four Hills" and "Cop" further to the north. Gold values included highs of 28.02 and 48.07 gpt gold. Additional work included airborne and ground geophysical surveying, gridding, and detailed geologic mapping. Four claims (Cop 1-4) totalling 10,330 acres are still held here by Apex Geoscience and Committee Bay North Ltd. CBR completed a 227 kilometer helicopter-borne Time Domain Electromagnetic geophysical survey over the Four Hills and Cop showings in 2003.

Further to the south, the CBJV discovered the Ghost and West Plains showings. within their Prospecting Permits 1333, and 1485 (granted to CBJV on February 1, 1993 and February 1, 1994 respectively). gold values to 13.37 gpt gold are found within complexly folded silicate IF. The Ghost 1 claim was staked here by the CBJV in 1995. Reconnaissance sampling 10 to 15 kilometers further south by the CBJV in 1992-1994 (within their Prospecting Permits 1333 and 1484) returned values of up to 6.95 gpt gold. The Plains 1 claim was staked in 1995. CBJV reports the gold assays were from high strain zones in silicate iron formation with sulfides. CBR completed a 180 kilometers helicopter-borne Time Domain Electromagnetic geophysical survey over the West Plains claims in 2003.

Numerous gold occurrences were also discovered by the CBJV on the 56J 1:250,000 sheet between 1992 and 2001. These include the Coyote, Ridge, and Bluff group of showings. Reconnaissance sampling in the Coyote area was first done by CBJV in 1995 (within their Permit 1981) and then again in 1996. Values to 246 gpt gold were returned from intensely sheared gabbro with quartz veins, pyrite + pyrrhotite + chalcopyrite + visible gold. CBR completed an 86 kilometer helicopter-borne geophysical survey over their single Coyote claim in 2003.

The Ridge showing was discovered in 1995 on CBJV's Permit 1771. Gold values to
2.34 gpt gold were returned from silicified, intensely folded oxide + silicate BIF. Quartz veins with up to 10% disseminated pyrrhotite + pyrite are found within "Z-shaped" fold noses. The BIFs are traceable on surface for 500 meters, and on the magnetics for several kilometers. Only limited follow-up work (11 samples) was done in 1996, and the prospecting permit was allowed to lapse. The stratigraphy and structure is similar to the Meadowbank's North Portage deposit. The showings were recently restaked by CBR with 13 claims (HYR 1-12, and HYR 15, recorded August 30, 2002). CBR completed a 225 kilometer helicopter-borne Time Domain Electromagnetic geophysical survey over these Ridge claims in 2003. Recent sampling results to 27 gpt gold.

The Bluff 1 to 7 Claims in the Hayes River area (56 J) cover four main gold showings. These 7 claims, totalling 18,077.5 acres, were staked in 1995. They are now held by Committee Bay North Ltd and have an anniversary date of October 12, 2005. Exploration work included rock chip sampling, detailed ground magnetics (5 meter x 20 meter stations), 1:500 scale mapping, and drilling of lower amphibolite-grade, highly folded BIF (oxide, silicate, and sulphide facies). Surface grab samples returned 26 rock samples greater than 10 gpt gold. Some visible gold was discovered in chloritic and silicified oxide IF. The four main showings are "Three Bluffs", "Antler", "Hayes", and "Ledge."

At Three Bluffs (on the Bluff 3 claim), the BIF is 10-55 meters wide, and was originally traceable for at least 1.9 kilometers. The best chip samples were
6.81 gpt gold /21.00 meters, 11.61 gpt gold/4.80 meters, and 19.04 gpt gold/3.90 meters. The best results from 12 drillholes in 1994-1996 included 11.52 gpt gold/1.89 meters, 8.58 gpt gold/2.55 meters, and 6.31gpt gold/4.15 meters. Follow up drilling here in 2003 included 6 holes totalling 694 meters. This work extended the known mineralization approximately 240 meters and returned spectacular intercepts of 19.93 gpt gold/5 meters, 61.6 gpt gold/4.84 meters, and 27.41 gpt gold/9.44 meters. The iron formation has now been traced for 6 kilometers along strike and mineralization in the form of sulphides and silicification is reported to increase towards the northeast (towards our Wrench claims). Chip samples taken in the central and eastern portions of the iron formation included 11.6 gpt gold/4.8 meters and 19.04 gpt gold/3.9 meters. Also in 2003, a helicopter-borne time domain electromagnetic survey was undertaken totaling 214.1 line kilometers at 120/60 meter spacing.

Another gold occurrence on the BLUFF 3 claim is the Ledge showing. A 10 meters wide oxide BIF has been traced for 1.2 kilometers. The best grab sample result was 21.43 gpt gold from a pyrrhotite + pyrite bearing sections of the BIF. A ground magnetic survey in 1996 showed continuation of the magnetic signature to the northeast.

The Antler showing is on the BLUFF 2 claim. Sheared oxide BIF with sulphide-rich, silicified quartz arenite, is traceable for approximately 420 meters. Mineralisation includes quartz veins and brecciated BIF with pyrrhotite + pyrite. A high of 120.82 gpt gold was returned from grab sampling. The best result from the two holes drilled in 1994 was 6.72 gpt gold/0.75 meters.

The Hayes showing on BLUFF 1 claim contains a 4-5m wide sulphidic (pyrrhotite + pyrite) BIF with narrow sheared and siliceous intervals traceable for 260 meters. Rock chip samples included 11.67 gpt gold/0.60 meters and 23.38 gpt gold/0.30 meters.

The CBJV also discovered several gold showings in the Curtis
River area (56 P). These included the "Inuk", "Mist", and "Koffy" showings with gold assays to 1,894 gpt, 31 gpt and 334 gpt gold respectively, in BIF. Shearing, silicification, quartz veining, and pyrite plus pyrrhotite are present. Some of the current claims were previously covered by CBJV Permit 1772. An airborne magnetic survey was completed over these showings in 1996. Ground geophysical surveys (total field magnetic and VLF-EM) and 773.6 meters in six drillholes was completed on the Inuk showing (56 P/7) in 1997. A high value of
12.81 g/t gold over 4.99 meters was obtained from mineralized iron formation. 5 holes totalling 544 meters of drilling were completed at the Inuk showing in 2003. The best intersection was 16 gpt gold / 12.6 meters. 12.4 line-kilometers of gridding and 3.0 line kilometers of ground geophysical surveying (total field magnetics and VLF-EM) were performed in 1997 over the Mist-Koffy Grid. Rock samples returned values to 12.04 gpt gold. Additional sampling in 2001 included an assay of 31.29 gpt gold. Surface channel sampling in 2003 yielded an assay of
334.15 gpt gold over 0.8 meters. Three drillholes totaling 238.9m were completed at the Koffy showing in 2003. The highest grade intersection was 3 gpt gold /
3.4 meters. Also in 2003, a helicopter-borne time domain electromagnetic survey was undertaken totaling 108 line kilometers.

CBR, a company with landholding in the Committee Bay area, signed a letter of intent with an affiliate of Gold Fields Explorations Ltd in February 2003, to form a joint venture, whereby Goldfields Exploration will earn a 65% equity position in CBR upon spending US$10 million on exploration over 8 years.

Our five Wrench claims (WREN 1-5) were previously within Prospecting Permits 1477, 1481, and 1482 granted to the Committee Bay Joint Venture (CBJV) on February 1, 1994. Reconnaissance sampling by the CBJV in 1993 returned a series of gold anomalies (high of 3.68 gpt gold) over approximately three kilometers in sheared oxide BIF in their northern part of their BLUFF claim block (BLUFF 7). The government aeromagnetic survey shows a continuation of this auriferous iron formation for at least three kilometers onto the Wrench claims. Government sampling in 2001 on this trend returned a high of 9.7 gpt gold from sulphide bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide BIF. Additional kilometer-scale segments of IF with anomalous gold are present further to the east within the Wrench claim block.

In 1986, Wollex Exploration Ltd. of Calgary (division of Comaplex) took reconnaissance rock samples within the current Pickle claims area. The highest values were 908 ppb gold and 0.5% nickel from a 13 meter wide gossanous shear zone in a folded ultramafic flow. No further work was done here by Wollex. Our current three Pickle claims (PICK 1-3) are found southwest of the Central Tonalite. This claim area was investigated as Prospecting Permits 1332 and 1333 which were granted to the Committee Bay Joint Venture (CBJV) on February 1, 1993. Reconnaissance sampling by CBJV returned values of 5.77 and 8.61 gpt gold in sheared BIF with pyrite + arsenopyrite. Although the Pickle 1 claim was staked in 1995, no follow-up work was filed. The IF is 70-100 meters thick and traceable for 1.5 kilometers. The gold values are found in sulphidic sections (arsenopyrite and pyrite) of the sheared oxide + silicate BIF over a distance of
1.35 kilometers.

The developing Eastern Arctic diamond plays currently being explored by De Beers, BHP-Billiton, Northern Empire Minerals Ltd., and Stornoway Ventures Ltd. are to the northeast and southeast of the Committee Bay Greenstone Belt. Impressive diamond results were returned from the Melville Island kimberlites. The Churchill diamond play north of Rankin Inlet intersected 11 kimberlites in their first drill program in the spring/summer of 2003.

Geological Setting

Slave Craton

The Slave Structural Province encompasses an elliptical area 500 kilometers wide by 750 kilometers long and is located between Great Slave Lake to the south and Coronation Gulf to the north. Rocks within the Slave Structural Province are assigned to three lithotectonic assemblages identified as: an early assemblage of granitic rocks, gneisses and quartz arenites; Yellowknife Supergroup sediments, volcanic rocks and synvolcanic intrusions; and a younger sedimentary-plutonic assemblage of clastic sediments and granitic rocks. The distribution of ultramafic rocks in the Slave is volumetrically insignificant when compared to Archean cratons of a similar age (e.g. the Superior Province). Another significant difference is the greater percentage of turbidite domains within the Slave.

The earliest assemblage includes the ca. 4.03 Ga Acasta gneisses, 2.82 Ga - 3.15 Ga granitoid gneisses as well as a 2.85 Ga quartzite-banded iron formation group generally found west of 111(Degree). The Yellowknife Supergroup is exposed as twenty-six linear volcanic belts surrounded by granitic batholiths. These volcanic belts are typically isoclinally folded and largely range in age from 2715-2671 Ma. The belts have been divided in the literature into mafic volcanic-dominated (Yellowknife type) and felsic volcanic-dominated (Hackett River type). Yellowknife-type volcanic belts are dominated by massive to pillowed basalt flows with lesser amounts of felsic volcanic and volcaniclastic rocks, clastic sedimentary rocks and occasionally synvolcanic conglomerate and carbonate units. The Hackett River-type belts are defined by the abundance of calc-alkaline felsic and intermediate volcanic rocks intercalated with turbidite. A late (2.62 - 2.60 Ga) volcanic and sedimentary assemblage consisting of felsic to intermediate volcanic rocks associated with conglomerate and sandstone ("Timiskaming-type") has been identified overlying some of the volcanic belts. A pan-Slave deformation event is recorded in all supracrustal rocks by the presence of at least greenschist facies mineral assemblages. Higher metamorphic grades, indicated by the presence of cordierite and andalusite, are recognised in some belts.

Granitoid rocks that are coeval with, or postdate the supracrustal assemblages comprise greater than 50% of the Slave Province. Synvolcanic granitoid rocks are typically tonalites, diorites, and granodiorites, and these have been dates at
2.70 to 2.64 Ga. Late to post-deformational granitoids include megacrystic biotite granodiorite and two-mica granites and range in age from 2605 to 2580 Ma.

At least five episodes of Proterozoic diabase dyke "swarms" (2400 Ma - 600 Ma) have been recorded in the Slave Structural Province. These include the northeasterly trending 2.23 Ga Malley dikes, the east-west Mackay suite of 2.21 Ga, the north trending 2.02 Ga Lac de Gras dikes (2.02 Ga) and the north-northwest trending 1.27 Ga Mackenzie set. These dyke sets form local positive relief where they intrude easily eroded lithologies such as the metaturbidites and negative relief in areas where they are juxtaposed with granites and gneisses.

Proterozoic metasedimentary cover rocks, having limited aerial extent in the Slave Structural Province, are located near Rockinghorse Lake and northeast of Contwoyto Lake, straddling the Burnside River, and extending to Bathurst Inlet. These rocks comprise the Goulburn and Epworth groups and represent cratonic and marginal geosynclinal environments and lie unconformably on Archean basement.

Committee Bay Greenstone Belt

The Prince Albert Group ("PAG") incorporates a series of Archean aged greenstone belts that stretch approximately 600 kilometers northeast from the Aylmer Shear Zone in the south to the eastern tip of Melville Peninsula in the north. The 300 kilometers long section southwest of Committee Bay is referred to here as the Committee Bay Greenstone Belt. This diverse supracrustal assemblage includes iron formation (oxide + silicate facies), semipelite, quartzite, komatiite, basalt and intermediate to felsic tuffs. Synvolcanic intrusions include gabbro, quartz diorite, tonalite, granite and granodiorite. An anorthosite complex intrudes the sequence northeast of Laughland Lake. Based on stratigraphic and age similarities, the PAG is interpreted to be correlative with the Woodburn Lake Group, on the order of 100 kilometers to the southwest. The Mary River Group, 230 kilometers northeast of the Melville Peninsula on Baffin Island, may represent the northern continuation of the PAG. The 2.718 to 2.732 Ga age of the Committee Bay Greenstone Belt places it in the Timmins (2.70 - 2.725 Ga) to Red Lake (2.73 - 2.99 Ga) range.

Government mapping in conjunction with the regional aeromagnetic survey has outlined three predominant crustal domains in the central Committee Bay Greenstone Belt: (i) the central domain comprises northeast-striking, tightly-folded, amphibolite-facies supracrustal belts, cored by younger plutons;
(ii) the northern domain comprises high-grade metasedimentary and plutonic rocks separated from the central domain by shallowly-dipping, high-strain zones and;
(iii) the southeastern domain includes a large northeast-striking foliated, K-feldspar-magnetite granodiorite batholith, intrusive into the central domain.

The approximate supracrustal stratigraphic sequence in Committee Bay from the base up is basalt (~2.73 Ga), porphyritic felsic rocks, komatiite, and oxide iron formation (~2.722 - 2732 Ga), psammite and quartzite (~2.718 - 2.722 Ga), intermediate volcaniclastic rocks interlayered with psammite and komatiite (~2706 - 2711 Ga) and wacke/semipelite with oxide iron formation (~<2.706 Ga -
<2.691 Ga). The lower volcanic dominated supracrustal sequence is intruded by a
2.718 Ga foliated biotite- and hornblende- tonalite called the Central Tonalite. Other synvolcanic intrusions include plagioclase phyric quartz diorite and biotite+titanite granodiorite.

The sedimentary sequences of the PAG include siliciclastics rocks, conglomerate, quartz arenite and iron formation. The siliciclastics rocks are dominated by interbedded fine grained, biotite psammite and semi pelite. Conglomeratic rocks include polymictic matrix-supported conglomerates with angular to subrounded clasts of quartzite, felsic volcanics, and mafic to ultramafic volcanics. Quartz cobble conglomerates have also been noted. Quartz arenites form prominent ridges and are well bedded. The deposition of oxide and silicate-facies iron formation is recorded at two major stratigraphic horizons between 2.73 Ga and 2.71 Ga interbedded with semipelitic rocks as well as quartz arenite and komatiite. Garnet and grunerite are common in the silicate facies, and magnetite and chert comprise the oxide facies. Minor sulphide facies iron formation has been noted.

The komatiite bodies are generally thick spinifex-textured, pillowed, and cumulate dominated peridotitic flows. Rare amount of basalt and komatiitic basalt are found associated with the main komatiite flows. The total aggregate thickness of komatiite in the lower sequence is on the order of 300 meters thick. The largest and best preserved exposures of komatiite are to the northeast of the Central Tonalite, where the sequence is 5 to 10 kilometers wide and up to 25 kilometers long. Basaltic rocks include thin chlorite schist units interlayered with oxide and silicate iron formation. A large exposure of pillowed and massive basaltic flows is exposed north and east of the Central Tonalite. Felsic volcanic rocks appear to be confined to laminated lapilli, crystal, and lithic tuff units found associated with komatiite and semipelite.

The supracrustal stratigraphy and associated synvolcanic plutons were intruded by voluminous, 2610-2593 Ma granodiorite and tonalite plutons. The 2610 Ma Walker Lake intrusive complex, a 300 kilometer long, northeast trending, K-feldspar megacrystic, biotite-hornblende-magnetite granodiorite batholith is found along the belt's southeastern margin. Biotite + titanite tonalite and monzogranite are also contained within the Walker Lake intrusive complex. The Laughland Anorthosite Suite is a layered mafic complex of gabbroic anorthosite northeast of Laughland Lake. Mafic phases include gabbroic anorthosite, pyroxenite, and layered gabbro-pyroxenite. Meter-scale igneous layering occurs between anorthosite and coarse-grained plagioclase megacrystic gabbro (gabbroic-anorthosite). Contacts are poorly exposed, though alteration of the Prince Albert Group along the margins indicates that the LLAS is younger. In NTS 56 0 (northern Committee Bay) biotite- and K-feldspar-granodiorite intrudes the upper sedimentary sequence at ~ 2.580 Ga.Younger plutonic intrusions include the ~ 1830 Ma equigranular biotite + magnetite +/- fluorite Hudson monzogranites, also found along the belt's southeastern margin, especially in the Laughland to Walker Lake region. Laterally continuous northeast trending quartz-feldspar porphyry dykes, 0.5m to 10m wide, are traceable for hundreds of meters in the Three Bluffs area. Age dates for these porphyry dykes are not currently available.

Deposit Types

Slave Craton

Ulu Deposit
The Flood Zone on Wolfden Resources' ULU claim is approximately 1.2 kilometers west of Tahera Concession CO 20-00-01's western boundary. It is the best example of the target being explored for in the High Lake area. The Flood Zone was estimated by Echo Bay in their 1998 Ulu feasibility study update to host a geological resource of 1,368,953 tonnes grading 12.91g/t gold (approximately 565,000 ounces of gold between surface and the 360 meter level) using a 5 g/t cut-off grade and a 1.5 meter minimum mining width (Wolfden Resources Press Release December 3, 2003).

At the Ulu gold deposit, the Flood Zone is a southeast trending, shear-controlled vein system in basalt at the core of the Ulu anticline. Several anatomizing gold zones comprise the deposit which has been traced on surface for 435 meters, and ranges in true width from 2.0 to 17.9 meters. BHP's drill program on the Flood Zone from 1989 - 1992 outlined a series of mineralised zones 320 meters along strike and down to a depth of 620 meters.

Lupin Gold Mine

The Lupin Mine, having produced 3,275,000 ounces of gold at an average grade of
9.5 g/t gold from 1982 to 2003, is the largest example of the target in the Contwoyto area. The stratabound auriferous ores at Lupin are largely confined to a single continuous horizon of amphibolitic (silicate-facies) iron formation which has been traced in excess of 3 kilometers along strike and more than 1.2 kilometers downdip.

The ore grade mineralization is concentrated in a distinct "Z" fold with an overall strike length of approximately 1.07 kilometers and a downdip projection of 1.85 kilometers. This isoclinal "Z"fold plunges 75 - 80 degrees to the north and is part of a larger anticlinorium. The highest gold values and sulphide concentrations are within 1 meter of quartz vein-iron formation contacts.

Committee Bay Greenstone Belt

The Committee Bay Greenstone Belt is interpreted to correlate with the Woodburn Lake Group, on the order of 100 kilometers southwest, which hosts the 3.0 M ounce gold iron formation hosted Meadowbank deposit. The similar Committee Bay geology is also highly prospective for BIF hosted gold. There are several such showings already discovered in the Belt including "Three Bluffs" (61.6 gpt gold / 4.84 meters, and 27.41 gpt gold / 9.44 meters from drilling) and "Inuk" (12.81 gpt gold / 5 meters from drilling). Auriferous iron formations on our claims include those found on the Wrench, Pickle, NN1, NN2, and Goose claims.

Mineralization

No known mineral reserves are known on our land. The program proposed is exploratory in nature.

Slave Craton

Hood River Property

High grade gold showings are found within a 9 by 7 kilometer block in the Ulu-Crown-Blackridge area in the west-central portion of the High Lake belt. The mineralisation style is best illustrated at the Ulu gold deposit where gold occurs in brecciated basaltic wallrock clasts which are replaced by acicular arsenopyrite + quartz + K-feldspar.

There is a close spatial association of the gold bearing zones on the original ULU claims with the axial trace of the ULU anticline. Tahera's Concession 20-01-01 includes the previous ULU 2 claim which covers the northernmost two kilometers of this important fold axis. Several gold bearing zones were identified by BHP in this area. The exploration drilling outside of the main deposit included drilling on the "Northern Fold Nose" ("NFN") zone, which is now part of Tahera's land holdings. Values of 27.7 and 66.0 g/t gold were obtained from surface grab samples of a 1 meter wide quartz vein containing arsenopyrite, pyrite, pyrrhotite, chalcopyrite, and native copper. Highly anomalous silver and bismuth were also returned from these samples. This quartz vein is variably exposed over 40 meters at the volcanic-sediment contact on the east limb of the fold. Two drill holes tested this vein. The first drillhole returned 25.63 g/t gold/1.54 meters (estimated true width of 1.49 meters) at a vertical depth of 60 meters in 1990. The second hole was drilled underneath the first hole the following year and intersected 54.94 g/t gold/0.95 meters (estimated true width of 0.80 meters) at a vertical depth of 95 meters below surface. The vein remains concordant to the contact which changes dip from -45 degrees west at the 60 meter level to 73 degrees west at the 95 meter level. This mineralization is open at depth.

Further mineralized zones were discovered in the core of the NFN. A gold value of 176 g/t gold was produced from narrow quartz-pyrite vein rubble taken from within a northeast linear. Coarse acicular arsenopyrite was noted in narrow shears within silicified basalt just south of the NFN. The best value in this 50 meters x 70 meters area was 11.7 g/t gold. This area is within Tahera's land holdings (Concession CO 20-01-01).

BHP outlined five zones of gold mineralization on their Crown claims (now largely within Tahera's Concessions). At the "Main Zone", several highly anomalous gold values to 24 g/t were returned from along 800 meters of a silicified basalt/biotite schist contact. In addition to the 24.35 g/t gold /
1.00 meter chip sample, values of 13.6 and 5.6 g/t gold were returned from grab samples. Seven trenches were dug in the Main Zone area. Silicified zones up to 6 meters wide with arsenopyrite were noted. The best value returned was 14.4 g/t gold / 0.8 meters. The "B" zone is parallel to, and 80 meters east of the Main Zone. The structural setting (NE-trending basalt/sediment contact) and mineralogy here is similar to the Main Zone. Gold values (including highs of 12.4 and 8.7 g/t gold) are found along 450 meters and the zone is reported open to the north. gold values to 1.8 and 4.6 g/t gold were reported from grab samples of silicified basalt and sediments with arsenopyrite in the "Western Zone." Anomalous gold values were also reported in the folded stratigraphy of the "Eastern" and "Fold" zone.

To the immediate northwest of BHP's historic Crown claims are the Penthouse showings on the historic DEN 16 and 19, and Fido 3 and 6 claims. The original sampling for Aber Resources Ltd. on the Penthouse grid returned values of 23.9 to 220.1 g/t gold. The highest sample taken by Aber here was from a silicified north-trending shear zone which was discontinuously traceable for 200 meters on the south part of their Longspur grid (South Penthouse). A northeast trending shear, traceable for 250 meters on the north part of their Longspur grid (North Penthouse) produced a value of 130.1 g/t gold from narrow (0.1 - 0.5 meter wide) arsenopyrite bearing veins. Several zones of mineralization were identified by BHP on the Penthouse grid. Sediment-hosted mineralization was found in narrow intercalations (1.0 - 4.5 meters wide) within basalt along 750 meters of the main western sediment-basalt contact on Den 16 and 19. BHP reports that gold values for this style were "generally in the 2-10 g/t range with an isolated value of 33.1 g/t that came from a massive arsenopyrite sample on the southern Penthouse grid." The Spent showing is at the south edge of the South Penthouse grid. Here a 1 meter wide black quartz vein with fine grained arsenopyrite was traced on surface for 200 meters. The selvages of the vein were also silicified up to 30 centimeters and beyond into the host basalt. The best grab samples were
9.6 and 32.0 g/t gold. There is no indication in the assessment reports that the SPent Zone was drilled. Drilling by BHP on the South Penthouse area in 1989 included 235 meters of NQ core in 3 drillholes testing surface anomalies to 33 g/t gold. These holes intersected silicified sediment intercalations within basalt. The highest assay value returned from drill core was 1.5 g/t gold.

Four "gopher" drill holes tested anomalous value on the North Penthouse area in 1989. gold values to 1.97 g/t gold were returned from silicified sediment intercalations with 1-7% arsenopyrite. Feldspar porphyry was intersected in the last 1989 drill hole and a value of 2.3 g/t gold was returned from an intensely silicified interval at the lower contact of the porphyry. BHP mentions a 76.8 g/t gold sample from North Penthouse in their 1992 report. Five drillholes tested recessive linears, anomalous surface results (to 15 g/t gold) and VLF conductors in 1991. The best value was 7.8 g/t gold / 0.5 meters from sulphides-rich (7% arsenopyrite and pyrite) selvages to quartz veins.

Polymetallic quartz veins became the focus of exploration for BHP in 1990. Average gold values were reported to range from 2-9 g/t with highs up to 21.2 g/t. Highly elevated silver values up to 473 g/t were noted in the galena-rich samples along with anomalous zinc, lead, cadmium, and antimony values. This style of mineralization is very similar to the auriferous polymetallic quartz vein at the Northern Fold Nose on the historic ULU 2 claim. The 21.2 g/t gold sample was from a silicified shear at a basalt-gabbro contact and contained 10% acicular arsenopyrite with strong actinolite alteration. Several other showings of fine grained acicular arsenopyrite mineralization were discovered including grab samples of 3.29 and 4.28 g/t gold on the North Penthouse grid and 9.6 and
20.4 g/t gold along an 80 meter strike on the Southern Penthouse grid.

Five drillholes totalling 171.5 meters tested anomalies on the small FIDO 3 claim in 1990. The majority of these holes intersected narrow zones of silicification +/- brecciation with up to 5% arsenopyrite + pyrrhotite. The best value returned from drill core was 1.92 g/t gold.

Massive sulphide mineralization is present as discontinuous pods up to 1.5 meters thick along the western basalt-sediment contact on the south Penthouse grid. Values of up 4.8% zinc, 0.5% palladium, 0.5% copper, 40 g/t silver and 0.5 g/t gold were returned from surface sampling. No drilling was carried out on this showing by BHP, though they noted that it had been trenched by previous workers. This may be from Borealis Exploration's work in 1970 which returned trench values of 1.37 g/t gold, 92.57 g/t silver, 6.48% copper, and 1.10% palladium%.

South of the historic Crown claims, across the southeastern edge of a granitic intrusion is the North Mare/Blackridge showing last worked by Aber Resources Ltd. The mineralization consists of an altered, and locally brecciated gabbro-hosted silicified zone with up to 20% arsenopyrite and 10% pyrite +/- pyrrhotite. The principal mineralized zone was traced on surface for at least 700 meters northeast in a 2.5 - 3.5 meter wide zone. The highest surface grades included a chip sample of 7.5 g/t gold/ 9 meters and the best intersection from drilling was 10.3 g/t gold / 1.07 meters.
Contwoyto Property

More than 100 iron formation-hosted gold occurrences occur in the Point Lake - Contwoyto Lake meta-sediment sequence. The most notable gold-bearing iron formation in the vicinity is the Lupin gold mine. Mineralization specific to the Tahera held ground includes a number of significant iron formation hosted gold showings including the R43-R45, the R44-R47, the 4-2 grid, the Ox, and the 5-5 grid showings.

The R43-R45 showing is hosted by a Z-shape folded silicate iron formation up to 10 meters wide and traceable for over 1.3 kilometers. A surface grab sample returned 4.69 g/t gold, however the area is mainly unsampled. The geology, mineralisation, alteration and structure are extremely similar to the Lupin gold mine (located just 28 kilometers to the west) where gold mineralization is in a "Z" folded iron formation with pyrrhotite and arsenopyrite. The R43-R45 "Z" fold is of the same magnitude as Lupin. No drilling was reported here.

The R44-R47 showing is hosted by a banded garnet-silicate iron formation up to 5 meters wide and traceable on surface for 1.9 kilometers. The best gold values returned from surface sampling have been 2.98 and 11.1 g/t gold. No drilling was reported here.

Siliceous and sulphide-rich boulders of iron formation up to 2 meters in size were traced on surface for 200 meters on Helca's 4-2 grid. The best gold assay was 14.7 g/t gold. No follow-up drilling appears to have been done.

Cominco's Ox showing was discovered by surface sampling in 1988 on the lakeshore along the northern boundary of the historic Coco 6 claim. This area is now part of Tahera's IOL concession CO 08-00-05. The initial sampling of iron formation produced values of 3.29 g/t gold/ 4.0 meters. Follow up chip sampling in 1990 returned a value of 9.65 g/t gold/ 3 meters from a pyrrhotite-rich boulder. DDH-CC-89-4 was drilled underneath the showing and intersected two separate iron formation horizons 8.2 meters apart. The upper iron formation assayed 2.12 g/t gold/ 2.02 meters. The lower iron formation averaged 2.4 g/t gold/ 1.81 meters.

Several 080-0900 trending, 300 - 2700 meters long EM conductors were identified on Hecla Grid 5-5. A total of six iron formations were identified here, four of which were coincident with the EM conductors. Sulphide rich boulders of iron formation at the southwest section of Grid 5-5 yielded values to 28 g/t gold. The "Fox A" Canico showing is also within the Hecla 5-5 Grid area. Here the iron formation is 33 meters wide and 220 meters long and returned values to 5.1 g/t gold. Camico's "Grid 60" covered the shoreline on the west end of Hecla's Grid 5-5. A pyrite-bearing amphibolite iron formation sample on the shore of Contwoyto Lake assayed 11.0 g/t gold. This amphibolite unit trends westward into the lake.

Drilling by Hecla in 1987 on the 5-5 land grid included 8 holes totalling 942 meters. All eight holes intersected iron formation with five of the eight holes intersecting sulphide-rich and/or siliceous sulphidic iron formation. The best intercept was 2.31 g/t gold/ 7.85 meters (6.27 meters true width) from a section of 15% pyrite +/- arsenopyrite and pyrrhotite in DDH 87-6. Drillhole 87-15 is reported to have tested 30 meters below this intercept and only a narrow interval of iron formation was encountered. Faulting was interpreted to explain the change. DDH 87-8 was collared close to the baseline at L 9+00E and intersected 25.57 g/t gold/0.30 meters in garnet-bearing siliceous iron formation with <5% pyrrhotite. Several other intervals of iron formation, <1.0 -
5.5 meters wide were intersected in this hole. The surface samples values targeted for each drillhole were not explicitly given, although a value of 20.81 g/t gold was noted from surface sampling of a sulphidic siliceous iron formation 35 meters south of the collar for DDH 87-17. An 11.73 g/t gold surface sampling value within sulphidic iron formation was located approximately 75 meters east of the collar for DDH 87-17 and may have been the target of DDH 88-3.

Four short drill holes on the 5-5 grid in 1988 tested a folded iron formation as outlined by an IP survey. DDH 88-4 tested 225 meters west of the 2.31 g/t gold/ 7.85m intercept in DDH 87-6. DDH 88-4 intercepted 2.88 g/t gold/ 3.9m in pyrite-rich siliceous iron formation. DDH 88-3 tested an area 370 meters southeast of the 28 g/t gold surface sample and intersected 5.9 meters of siliceous and garnet-bearing iron formation with 1-2% pyrite. The bottom 1.7 meters of this unit contained 20% pyrite and assayed 4.2g/t gold /1.7 meters. The actual high grade surface showing (28 g/t gold in arsenopyrite and quartz-rich iron formation boulders) was apparently not drilled. DDH 88-5 tested still further to the southeast (several hundred meters away). Three iron formations were intersected and the uppermost unit returned 2.07 g/t gold / 0.9 meters from a pyritiferous upper contact. DDH 88-2 intersected six horizons of siliceous +/- sulphidic iron formation ranging from 5.7 to 15.0 meters thick. The best value was 3.2g/t gold/1.4 meters.

Committee Bay Greenstone Belt

The Committee Bay Greenstone Belt is prospective for a number of mineral deposit types including BIF hosted gold, shear-hosted lode gold, Witwatersrand style gold, komatiite hosted stratiform nickel-copper (Kambalda analogy), and PGEs in layered igneous complexes.

Examples of iron formation hosted gold include our Wrench claims where government sampling in 2001 returned a high of 9.7 gpt gold from sulphide bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide BIF. This section of iron formation is over 6.5 kilometers long. Additional kilometer-scale segments of IF with anomalous gold (200 -390 ppb gold) are present further to the east within the Wrench claim block.

Other iron formation hosted gold examples include mineralisation on our Pickle claims. The IF here is 70-100 meters thick and traceable for 1.5 kilometers. The gold values are found in sulphide rich sections (arsenopyrite and pyrite) of the sheared oxide + silicate BIF over a distance of 1.35 kilometers. In addition gold values in iron formation are also found on our NN1 and NN2 claims.

An example of shear-hosted gold in the belt is CBR's Coyote showing where values to 246 gpt gold were returned from intensely sheared gabbro with quartz veins, pyrite + pyrrhotite + chalcopyrite + visible gold. The hosting structure is a splay off the east-west Walker Lake Shear Zone and is a classic setting for shear-hosted gold. We have a claim on either side of the Coyote claim showing. Another shear-hosted target is our Goose Claims where a value of 1.6 gpt gold was reported in a folded sequence of sheared mafic and ultramafic volcanics. Sulphides (pyrrhotite + arsenopyrite + pyrite) are found with oxide +/- silicate BIF, and quartz veins. The stratigraphy and structure has parallels to the Red Lake camp.

Komatiite hosted (Kabalda-style) nickel potential exists on our three EE claims (EE 1-3). These claims cover nickel values from 0.2% to 0.5% spread over 930 meters of a contact between a thick ultramafic body and sediments. The highest copper value was 0.2%. A second ultramafic/sediment contact on the western edge of the western E claim also has anomalous nickel over a similar strike length. The folded stratigraphy in the centre of the EE claim block is also prospective for gold (samples to 200 ppb). The Laughland Lake Anorthosite Suite ("LLAS") has good PGE potential. Rusty zones defined by sulphide gossans of up to 100 meters wide and 500 meters long have been reported in this area. Values to 185 ppb Pt, 41 ppb Pd, 1530 ppm nickel, and 1.35% copper have originated fro these zones. Our "ANOR" claim group protects the north portion of the LLAS.

Exploration

Slave Craton

To date, we have not commenced any exploration work on the Slave Craton agreement (Tahera land).

Committee Bay Greenstone Belt

We started an exploration program on our Committee Bay claims in late May 2004. This is covered in the "Geophysical Surveys" section.

Geophysical Surveys

Committee Bay Greenstone Belt

We completed a 195 line-kilometer ground magnetic and Horizontal Loop Electromagnetic ("HLEM") survey on its Wrench claims in early June 2004. The geophysical survey was conducted by Aurora Geosciences and will form the basis for our detailed examination of the area during its summer exploration program.

The Wrench claim group comprise five contiguous claims covering approximately 4,900 hectares. The claims are underlain by metasediments and over 10 kilometers of strike length of a folded and faulted BIF. A government aeromagnetic survey confirms that the signature of the Wrench iron formation is directly connected with and along strike of CBR's Three Bluffs high grade iron formation (45.4 grams per tonne ("gpt") gold over 6.9 meters) discovered in 2003.

Government sampling in 2001 on what is now the Wrench claims, returned a high of
9.7 gpt gold from sulphide-bearing (pyrite and pyrrhotite) iron formation in the west portion of the claim group.

The geophysical program served a number of purposes. The magnetics accurately trace the iron formation and delineate important structural information such as faulting and folding. The HLEM component highlights where the conductive pyrrhotite-rich sections of the iron formation are and, in conjunction with the magnetics, may define trenching and drill targets.

Further Exploration

Committee Bay Greenstone Belt

The 2004/2005 exploration program involves geophysical surveys, mapping, prospecting, sampling, and drilling. Identifying and defining high-grade showings with mine-scale dimensions will be the primary objective. Given the high grade results (61.6 gpt gold / 4.84m, and 27.41 gpt gold / 9.44m) from CBR's recent drilling on the Three Bluff's showing, on strike to the southeast, our Wrench showing (values to 9.7 gpt gold) is a possible drill target. The series of gold anomalies (up to 8.61 gpt gold) found in sheared BIF with pyrite + arsenopyrite over 1.35 kilometers on the Pickle claims also represents an excellent drill target.

A budget of CDN$1.52 million is proposed for our Committee Bay Greenstone Belt 2004 program. This would involve a 10 person crew working for two months. All field, office, and camp supplies, as well as fuel, must be purchased and shipped to a transfer site prior to being flown into this fairly remote location. Given the absence of roads, all activities must be helicopter supported.

Slave Craton

The Phase 1 program recommended for 2004 (June 2004 - May 2005) would involve a field examination of all significant mineralized zones on the Hood River and Contwoyto Lake Concessions. The locations of existing grids, trenches, and drillholes will be established. Mapping and prospecting in and around the higher priority area is recommended. More detailed sampling (especially on the Contwoyto R43-R45 and R44-R47 zones, and the Hood River Spent showing) and structural analysis is recommended to define drill targets for 2005. Phase 1 at an estimated cost of approximately CDN $300,000 would involve a five person field crew working for three weeks based out of Tahera's Carat Camp and supported by helicopter.

Contingent on a successful Phase 1 program, a Phase 2 field program estimated to cost $700,000 should occur in the summer of 2005 and would involve a ten person crew working for six weeks. A 1,500 meter drill program is included in the proposed activities to test the highest priority showings identified in the 2004 program. Mapping and prospecting should continue into new areas of interest developed from Phase 1. For both phases, field, office, and camp supplies, as well as fuel must be purchased and shipped to a transfer site prior to being flown to the camp location. Given the absence of roads, all activities must be helicopter supported.

Employees

We have a Vice President Exploration who is a full-time employee. We also use casual employees in our field exploration program and we have a consultant who provides Investor Relations and Business Development services. The services of our Chief Executive Officer and Chief Financial Officer as well as clerical employees are provided to us on a part-time basis pursuant to a Service Agreement dated November 25, 1988 (the "Service Agreement") by and between AXIS Consultants Pty Limited and ourselves. AXIS also provides office facilities, equipment, administration and clerical services to the Company pursuant to the Service Agreement. The Service Agreement may be terminated by written notice from the parties thereto.

Further detail relating to additional terms of the Service Agreement is included in "Item 2- Properties", "Item 13- Certain Relationships and Related Transactions" and "Item 11- Executive Compensation".

We utilize Eugene Flood as a consultant to oversee exploration programs. Mr Flood is a seasoned exploration geologist with 20 years of gold exploration experience in northern Canada and abroad. During the 1990's, Mr Flood was a Senior Project Geologist with BHP Minerals Canada Ltd., where he managed drilling programs from discovery to deposit delineation. (i.e.Doris and ULU gold deposits).

Canadian Governmental and Environmental Regulation

The mining industry in the Nunavut Territory, where our exploration properties are situated, operates under Canadian federal and territorial legislation governing prospecting, development, production, environmental protection, exports, income taxes, labor standards, mine safety and other matters. We believe our Canadian operations are operating in substantial compliance with applicable law.

Our exploration works is subject to environmental regulation primarily by the Federal Department of Indian Affairs and Northern Development and the Nunavut Water Board. The Department of Fisheries & Oceans (Canada) and the Department of the Environment (Canada) have an enforcement role in the event of environmental incidents, but presently have no direct regulatory role in relation to our exploration activity.

On April 1, 1999, the Nunavut Land Claims Agreement, dated May 28, 1993, between the Inuit of Canada's eastern arctic region and Her Majesty the Queen in right of Canada, came into force. Under this agreement, the Inuit were granted ownership of approximately 360,000 square kilometers of land in an area referred to as the Nunavut Settlement Area, including ownership of subsurface rights in approximately 37,500 square kilometers of those lands. Third party interests in lands in the Nunavut Settlement Area created prior to April 1, 1999 are protected under the Nunavut Land Claims Agreement. Where a third party was granted a mining lease under the Canada Mining Regulations in lands comprising the Nunavut Settlement Area, that interest continues in accordance with the terms and conditions on which it was granted, including any rights granted under the legislation that give rise to the interest. However, where any successor legislation has the effect of diminishing the rights afforded to the federal government, it will not bind the Inuit without its consent. The Inuit are entitled to receive whatever compensation is payable by the interest holder for the use of exploitation of mineral rights. The federal government continues to administer the third party interest on behalf of the Inuit, unless the third party and the Inuit enter into an agreement under which the third party agrees to the administration of their interest by the Inuit. In the event such an agreement is reached, the applicable legislation will cease to apply to the third party interest. Subsurface interests in such lands continue to be administered in accordance with applicable legislation relating to those interests and are not affected by the Nunavut Land Claims Agreement.

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

Risk Factors

Risks of Our Business

We Lack an Operating History And Have Losses Which We Expect To Continue Into the Future.

To date we have no source of revenue. We have no operating history as a mineral exploration or mining company upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-    exploration and development of the property covered by our mineral claims;

- our ability to locate economically viable mineral reserves in the property covered by our mineral claims;

- our ability to raise the capital necessary to conduct exploration and preserve our interest in the mineral claims, increase our interest in the mineral claims and continue as an exploration and mining company; and

- our ability to generate revenues and profitably operate a mine on the property covered by our mineral claims.

We Have No Known Gold Or Other Mineral Reserves And We Cannot Assure You That We Will Find Such Reserves. If We Develop A Gold Or Other Mineral Reserve, There Is No Guarantee That Production Will Be Profitable.

We have not identified any gold or other commercial mineral reserves on the properties covered by our mineral claims and we cannot guarantee we will ever find any. Even if we find a gold or other commercial minerals reserve, there is no assurance that we will be able to mine them. Even if we develop a mine, there is no assurance that we will make a profit. If we do not find gold or other commercial minerals you could loose part or all of your investment.

We Will Need Additional Financing To Determine If There Is Gold Or Other Commercial Minerals And To Maintain The Mineral Claims.

Our success will depend on our ability to raise additional capital. We have met our exploration commitments for the 2 years to October 16, 2004 and must spend CDN$143,388 each year until 2012 otherwise we will not have any interest in the mineral claims. There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make these investments. If funds are not available in the amounts required to maintain an interest, we will be unable to proceed further on the Committee Bay properties and our operations would be severely limited, and we would be unable to reach our objective. This could cause the loss of all or part of your investment.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2004 and for the years ended June 30, 2004 and 2003 includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of A$28,743,000 (US$19,841,000) which conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We Are A Small Operation And Do Not Have Significant Capital.

Because we will have limited working capital, we must limit our exploration. If we are unable to raise the capital required to undertake adequate exploration, we may not find gold or other commercial minerals even though our property may contain gold or other commercial minerals. If we do not find gold or other commercial minerals we may be forced to cease operations and you may lose your entire investment.

We May Not Find Any Ore Reserves That Are Economical

If we are unable to raise the required capital or we do not find gold or other commercial minerals on the properties or we cannot remove the gold or other commercial minerals discovered economically, we may have to look for other mineral rights on other properties in Canada or other parts of the world. Alternatively, we may cease operations altogether and you may lose your entire investment.

Weather Interruptions In Nunavet May Affect And Delay Our Proposed Exploration Operations.

We can only work above ground at our mineral claims in Nunavet, Canada from late May until early October of each year. Once we are able to work underground, we plan to conduct our exploration year round, however, it is possible that snow or rain could cause roads leading to our claims to be impassible. This could impair our ability to meet our objectives and may increase our costs beyond our ability, if any, to secure financing, which would adversely affect the value of your investment and our ability to carry on business.

If Our Officers And Directors Stopped Working For Us, We Would Be Adversely Impacted.

Our Vice President Exploration is employed on a full time employment contract until March 31, 2005. Other than this officer, none of our other officers or directors work for us on a full-time basis. There are no proposals or definitive arrangements to compensate our officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. They each have a conflict of interest in that they are officers and directors of other companies. You must rely on their skills and experience in order for us to reach our objective. We have no employment agreements or key man life insurance policy on any of them. The loss of some or all of these officers and directors could adversely affect our ability to carry on business and could cause you to loose part or all of your investment.

We Could Encounter Delays Due To Regulatory And Permitting Delays.

We could face delays in obtaining mining permits and environmental permits. Such delays, could jeopardize financing, if any, in which case we would have to delay or abandon work on the properties.

Gold Price Fluctuations.

If we are successful in developing a gold ore reserve, our ability to raise the money to put it into production and operate it at a profit will be dependant on the then existing market price of gold. Declines in the market prices of gold may render reserves containing relatively low grades of ore uneconomic to exploit, and we may be required to discontinue exploration, development or mining on the properties, or write down our assets. If the price of gold is too low we will not be able to raise the money or produce any revenue. We cannot predict the future market price of gold. A sustained decline in the market price of gold could cause a reduction in the value of your investment and you may lose all or part of your investment.

There Are Uncertainties Inherent In The Estimation Of Gold Or Other Mineral Reserves.

Based upon our preliminary study of the properties we believe that the potential for discovering gold reserves exists, but we have not identified such gold reserves and we are not able to estimate the probability of finding recoverable gold ore. Such estimates cannot be calculated from the current available information. Reserve estimates, including the economic recovery of gold ore, will require us to make assumptions about recovery costs and gold market prices. Reserve estimation is, by its nature, an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. The economic feasibility of the properties will be based upon our estimates of the size and grade of ore reserves, metallurgical recoveries, production rates, capital and operating costs, and the future price of gold. If such estimates are incorrect or vary substantially it could effect our ability to develop an economical mine and would reduce the value of your investment.

If We Define An Economic Ore Reserve And Achieve Production, It Will Decline In The Future. An Ore Reserve Is A Wasting Asset.

Our future ore reserve and production, if any, will decline as a result of the exhaustion of reserves and possible closure of any mine that might be developed. Eventually, at some unknown time in the future, all of the economically extractable ore will be removed from the properties, and there will be no ore remaining. This is called depletion of reserves. Ultimately, we must acquire or operate other properties in order to continue as an on going business. Our success in continuing to develop reserves, if any, will affect the value of your investment.

There Are Significant Risks Associated With Mining Activities.

The mining business is generally subject to risks and hazards, including quantity of production, quality of the ore, environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, our mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. We could incur significant costs that could adversely affect our results of operation. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available to us or to other companies in the industry. What liability insurance we carry may not be adequate to cover any claim.

We Are Subject To Significant Environmental And Other Governmental Regulations That Can Require Substantial Capital Expenditure, And Can Be Time-Consuming.

We are required to comply with various Canadian laws and regulations pertaining to exploration, development and the discharge of materials into the environment or otherwise relating to the protection of the environment, all of which can increase the costs and time required to attain operations. We will have to obtain exploration, development and environmental permits, licenses or approvals that may be required for our operations. There can be no assurance that we will be successful in obtaining, if required, a permit to commence exploration, development and operation, or that such permit can be obtained in a timely basis. If we are unsuccessful in obtaining the required permits it may adversely affect our ability to carry on business and cause you to lose part or all of your investment.

Mining Accidents Or Other Adverse Events At Our Property Could Reduce Our Production Levels.

If and when we reach production it may fall below estimated levels as a result of mining accidents, cave-ins or flooding on the properties. In addition, production may be unexpectedly reduced if, during the course of mining, unfavorable ground conditions or seismic activity are encountered, ore grades are lower than expected, or the physical or metallurgical characteristics of the ore are less amenable to mining or processing than expected. The happening of these types of events would reduce our profitably or could cause us to cease operations which would cause you to lose part or all of your investment.

The acquisition of gold mineral properties is subject to substantial competition. If we must pursue alternative properties, companies with greater financial resources, larger staffs, more experience, and more equipment for exploration and development may be in a better position than us to compete for properties. We may have to undertake greater risks than more established companies in order to compete which could affect the value of your investment..

We May Lose Our Claims If We Do No Maintain A Minimum Level of Work On The
Claims

We are required to carry out a minimum level of work on each claim to maintain each of our claims in good standing. We are required to spend CDN$2 each year per acre on exploration and development, for an aggregate of CDN$143,388 as of June 30, 2004. If we cannot afford to carry out the work or pay the fees we could lose our interest in the claims. The loss of some or all of our mineral claims would adversely effect the value of your investment.

On our Slave Craton claims it is the responsibility of Tahera to carry out the minimum level of work necessary to maintain these claims. If Tahera fails to do so, we may lose access to these claims.

We are substantially dependent upon AXIS Consultants To Carry Out Our Activities

We are substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal and other corporate headquarters functions. For example, each of our officers is employed by AXIS and, as such, is required by AXIS to devote substantial amounts of time to the business and affairs of the other shareholders of AXIS.

Pursuant to a services agreement, AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us. In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. To date, AXIS has not charged us a service fee but there can be no assurance that AXIS will not charge a fee in the future. This service agreement may be terminated by us or AXIS on 60 days' notice. See "Certain Relationships and Related Party Transactions."

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. There are presently approximately 15,661,358 outstanding shares of our common stock held by stockholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, there shares may be sold without registration pursuant to the provisions of Rule 144. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our common stock.

Our Common Stock Is Traded Over the Counter, Which May Deprive Stockholders Of The Full Value Of Their Shares

Our common stock is quoted via the Over The Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ. These factors may result in higher price volatility and less market liquidity for the common stock.

A Low Market Price May Severely Limit The Potential Market For Our Common Stock

Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

The Market Price Of Your Shares Will Be Volatile.

The stock market price of gold mining exploration companies like us has been volatile. Securities markets may experience price and volume volatility. The market price of our stock may experience wide fluctuations that could be unrelated to our financial and operating results. Such volatility or fluctuations could adversely affect your ability to sell your shares and the value you might receive for those shares.


Item 2            Properties

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See "Item 1- Business- Employees" and "Item 12- Certain Relationships and Related Transactions". The Company believes that its administrative space is adequate for its current needs.

In addition, we have an office in North America at Suite 1801, 1 Yonge Street, Toronto ON Canada. The office receives mail, couriers and facsimiles on our behalf and forwards any documents received to us. The lease is for six months and can be renewed on a month to month basis. We pay a fee of CDN$30 per month. This is a temporary arrangement whilst we determine whether to open a permanent office.

Item 3            Legal Proceedings

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 4            Submission of Matters to a Vote of Security Holders

Effective as of June 27, 2003, Messrs Joseph Gutnick, Peter Lee, Paul Ehrlich and Dr David Tyrwhitt were re-elected as directors of the Company pursuant to an action by written consent signed by the holders of more than a majority of the issued and outstanding shares of Common Stock of the Company.

                                     PART II

Item 5            Market for Common Equity and Related Stockholder Matters

Our Common Stock is traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol "BYRE". The trading for the Common Stock has been sporadic and the market for the Common Stock cannot be classified as an established trading market.

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:


Calendar Period          High Bid (1)    Low Bid (1)
---------------          ---------       --------


2002
First Quarter              1.20            0.90
Second Quarter             2.25            1.75
Third Quarter              2.50            1.05
Fourth Quarter             3.25            1.75

2003
First Quarter              3.50            1.01
Second Quarter             2.25            1.75
Third Quarter              2.50            1.50
Fourth Quarter             3.20            2.25

2004
First Quarter              10.01           2.40
Second Quarter              9.50           9.50

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Shareholders

As of August 31, 2004 the Company had approximately 259 shareholders of record.

Dividend Policy

It is the present policy of the Board of Directors to retain earnings, when incurred, for use in our business. We have not declared any cash dividends to the holders of its Common Stock and does not intend to declare such dividends in the foreseeable future

Transfer Agent

Our United States Transfer Agent and Registrar is The Bank of New York.

Proposed Dual Listing on Toronto Venture Exchange

We have lodged an application with TSX-V to dual list our shares of common stock on TSX-V. Cannacord Capital Corporation, have agreed to act as sponsor for the listing and may offer to act as agent on a commercially reasonably basis, following a successful listing, to assist us in raising up to CDN$3 million in flow through financing to assist us with funding our operations.

Item 6 Management's Discussion and Analysis of Financial Condition or Plan of Operation

General

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such a s believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially form those projected in the forward-looking statements.

We are an exploration stage mining company. Our objective is to exploit out interest in the mineral claims in Nunavut, Canada. Our principal exploration target is for gold and we are seeking to determine whether adequate gold reserves are present on the property covered by our claims to develop an operating mine. We are in the initial stages of our exploration program and we have not yet identified any ore reserves. We have not generated any revenues from operations.

Selected Financial Data

Our selected consolidated financial data presented below for each of the years in the two-year period ended June 30, 2004, and the balance sheet data at June 30, 2003 and 2004 have been derived from consolidated financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended June 30, 2004, and Notes thereto, which are included elsewhere in this Annual Report.

Consolidated Statement of Operations Data
(in thousands, except per share data)

                               Year ended June 30


                                                                        Conv.
                                                                      Transl.
                                             2003          2004          2004
                                               A$            A$           US$

Revenues                                       -             -            -
                                ------------------------------------------------


Costs and expenses                            684         1,722         1,189
                                ------------------------------------------------

Loss from operations                         (684)       (1,722)       (1,189)

Other income (loss)                             3            (1)           (1)
                                ------------------------------------------------

Profit (loss) before income
taxes                                        (681)       (1,723)       (1,190)

Provision for income taxes                      -             -             -
                                ------------------------------------------------

Net profit (loss) from                       (681)       (1,723)       (1,190)
Continuing Operations

Net loss from                                   -              -            -
Discontinued Operations
                                ------------------------------------------------

Net profit (loss)                            (681)      (1,723)       (1,190)
                                ------------------------------------------------


                                               A$            A$           US$
Net profit (loss) per share

On continuing operations                    (.11)         (.18)         (.13)

On discontinued                                  -             -            -
operations                      ------------------------------------------------
                                            (.11)         (.18)         (.13)
                                ------------------------------------------------

Weighted average number
of shares outstanding                       6,345         9,385         9,385
                                ------------------------------------------------

Consolidated Balance Sheet Data
-------------------------------
                                               A$            A$           US$
Total assets                                    4         1,466         1,012
Total liabilities                           1,931           599           413
                                ------------------------------------------------

Stockholders' equity                      (1,927)           867           599
                                ------------------------------------------------

Foreign Currency Translation

The majority of our administrative operations are in Australia and, as a result, our accounts are reported in Australian dollars. The income and expenses of its foreign operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian and Canadian dollar compared with the US dollar during the periods indicated.

                    Year ended
                       June 30

                           2003             A$1.00           =     US$0.667
                                            CDN$1.00         =     US$0.7421
                           2004             A$1.00           =     US$0.6903
                                            CDN$1.00         =     US$0.7433

Plan of Operation

We have A$1,118,000 in cash at June 30, 2004.We are investigating the possibility of raising cash flow through money in Canada for exploration purposes.

Exploration had commenced on the Committee Bay Properties at June 30, 2004 and a budget of CDN$1.52 million has been approved, of which approximately CDN$0.8million had been paid by June 30, 2004. Since June 30, 2004, we have also agreed a budget of CDN$300,000 for the Slave Properties. Our budget for general and administration for fiscal 2005 is A$0.8 million.

It is our intention to complete the exploration programs set out in Item 1 "Description of Business - Further Exploration". Upon completion we will assess the results of these programs to determine the appropriate exploration programs for the next field season. Depending on the success of the current programs, we may surrender certain claims if we do not believe them to be prospective.

We have leased equipment such as camps and associated infrastructure for the current field exploration season. Until we plan the 2005 field exploration program, we are not in a position to determine whether we need to acquire plant or the value of the 2005 field exploration program.

As set out in Item1 "Employees" we have a Vice President Exploration and a Vice President Investor Relations and Business Development, use temporary employees in our field exploration program and the services of our Chief Executive Officer and Chief Financial Officer as well as certain clerical employees are provided by AXIS. At the current time, we have no plans to change these arrangements or employ any further persons.

Results of Operations

Year ended June 30, 2004 versus Year ended June 30, 2003

Total costs and expenses have increased from A$684,000 for the year ended June 30, 2003 to A$1,722,000 (US$1,189,000) for the year ended June 30, 2004. The increase was a net result of:

i) An increase in exploration expenditure written off from A$198,000 in fiscal 2003 to A$951,000 (US$657,000) in fiscal 2004. In fiscal 2004, we appointed a Vice President Exploration in Canada and commenced the exploration program on the Committee Bay Properties. These properties are in Nunavet in an isolated area and exploration can only be undertaken between June and August each year due to ground conditions. Exploration is costly as we were required to hire and construct a temporary camp which also had to be transported by charter flight. All supplies and casual employees also needed to be transported to the temporary camp by charter flights and/or helicopter. The properties are located approximately 100 kilometers from the camp and employees are transported by helicopter daily from camp to the exploration site. During the 2003 fiscal year, the Company entered into an arrangement in Tibet in China (see Item 1 Business - General and History of the Company). This arrangement was subsequently cancelled however the Company incurred exploration expenditure totalling A$109,000 in the form of salaries, consulting fees, travel and accommodation and legal expenses. There was no comparable transaction in the 2004 fiscal year. In fiscal 2003, exploration in Canada related to the staking of claims in the Committee Bay Greenstone Belt at a cost of A$88,000 in the form of staking costs, consulting fees and miscellaneous costs.

ii) A decrease in interest expense from A$133,000 in fiscal 2003 to A$122,000 (US$84,000) in fiscal 2004 as a result of the decrease in debt owing to Chevas Pty Ltd and AXIS as the debts due to these companies were repaid in full in March 2004. During the year, the interest rate of 8.60% was charged on outstanding amounts by Chevas did not change. Chevas is a company associated with Mr. J.I. Gutnick, our President, which provided funding for the Company's operations during the year. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged interest at a rate between 10.10% and 10.60% for fiscal 2004 compared to 9.60% and 10.10% for fiscal 2003.

iii) An increase in legal, accounting and professional costs from A$75,000 in fiscal 2003 to A$112,000 (US$77,300) in fiscal 2004. During fiscal 2004, we incurred legal expenses of A$31,500 (US$21,700) which relates to the preparation of documentation for a dual listing on Toronto Venture
     Exchange; A$23,000 (US$15,900) being legal costs involved in the preparation of a registration statement for the purpose of registering shares of common stock and warrants issued to RAB in the placement that occurred in April 2004; and general legal expenses to do with the normal activities of the Company. During fiscal 2003, the Company incurred legal expenses in respect to the proposed exploration in Tibet China (see item 1
     - Business - General) amounting to A$12,000 for which there was no comparable transaction in fiscal 2004. The Company also incurred legal fees in fiscal 2003 of A$7,000 for advice in respect to a potential listing on Toronto Venture Exchange and sundry corporate matters We also changed independent accountants during the fiscal 2003 year and as a result, incurred additional costs of A$5,000 (US$3,500) during fiscal 2004.

iv) An increase in administrative costs from A$278,000 to A$537,000 (US$371,000). During fiscal 2004, the management fee charged by AXIS to the Company was A$100,000 (US$69,000). In fiscal 2004, AXIS charged the Company A$205,000 (US$142,000) for Director's fees and salaries incurred on behalf of the Company which related to fees paid to independent Directors and the cost of the President and Chief Executive officer, Director, Secretary and Chief Financial officer and other staff of AXIS who provided services to the Company. One independent director charged the Company directly from January 1, 2004 and this amounted to A$11,000 (US$7,600). The Company incurred A$56,000 (US$38,700) in travel and accommodation costs in relation to travel by Directors and officers on capital raising trips and trips in relation to the proposed dual listing of the Company's securities on the Toronto Venture Exchange; A$131,000 (US$90,400) for consultants, a majority of which related to the costs of the Vice President Investor Relations and Business Development, who was a consultant during the year; and A$19,000 (US$13,000) for lodgement costs of filings with the SEC. There were no comparable costs during fiscal 2003 for these costs. During fiscal 2003, the management fee charged by AXIS to the Company was A$120,000. In fiscal 2003, AXIS charged the Company A$94,000 for Director's fees and salaries incurred on behalf of the Company which related to fees paid to independent Directors and the cost of the President and Chief Executive officer, Director, Secretary and Chief Financial officer and other staff of AXIS who provided services to the Company.

Accordingly, the loss from operations increased from A$684,000 for the year ended June 30, 2003 to A$1,722,000 (US$1,189,000) for the year ended June 30, 2004.

The net loss amounted to A$1,723,000 (US$1,190,000) for the year ended June 30, 2004 compared to a net loss of A$681,000 for the year ended June 30, 2003. The net loss per common equivalent share in 2004 was A$0.18 cents (US$0.13) compared with a net loss with a common equivalent share of A$0.11 cents in the prior year.

Liquidity and Capital Resources

For the fiscal year 2004, net cash used in operating activities was A$1,614,000 (US$1,114,000) primarily consisting of amounts spent on exploration of A$951,000 (US$657,000), prepayments and deposits of A$241,000 (US$166,000) for the exploration programme, accounts payable and accrued expenses of A$338,000 (US$233,000) and short term advance - affiliates of A$103,000 (US$71,000); net cash provided by financing activities was A$2,752,000 (US$1,899,000) made up of proceeds from sale of shares of common stock of A$2,253,000 (US$1,555,000), proceeds from loans of A$2,273,000 (US$1,569,000) and net repayments of borrowings from affiliates of A$1,774,000 (US$1,225,000); and net cash used in investing activities of A$21,000 (US$14,000) being purchase of plant and equipment.

As of June 30, 2004 we had short-term obligations of A$599,000 (US$413,000) consisting mainly of accounts payable and accrued expenses and a short term advance from an affiliate.

We have A$1,118,000 in cash at June 30, 2004. We are investigating the possibility of raising cash flow through money in Canada for exploration purposes. We have lodged an application with TSX-V to dual list our shares of common stock on TSX-V. Cannacord Capital Corporation, have agreed to act as sponsor for the listing and may offer to act as agent on a commercially reasonably basis, following a successful listing, to assist us in raising up to CDN$3 million in flow through financing to assist us with funding our operations.

Exploration had commenced on the Committee Bay Properties at June 30, 2004 and a budget of CDN$1.52 million has been approved, of which approximately CDN$.0.8 million had been paid by June 30, 2004. Since June 30, 2004, we have also agreed a budget of CDN$300,000 for the Slave Properties. The budgets for the Committee Bay and Slave Properties are for the 2004/2005 summer season. Until we receive the results from the exploration, we are not able to prepare field programs and budgets for the 2005/2006 summer season field activities. Our budget for general and administration for fiscal 2005 is A$0.8 million.

We have been preparing a listing application for the dual listing of our shares of common stock on Toronto Venture Exchange. The listing application was lodged with TSX in June 2004 and we are currently in the process of responding to questions raised by TSX. We believe that a dual listing of our shares of common stock will provide liquidity in our shares. There can be no assurance that the dual listing on TSX will eventuate or that such listing will create an increase in the volume of trading of our shares of common stock.

Recent Issuances of Securities

On February 19, 2004 Edensor Nominees Pty Ltd advised us in writing that it wished to exercise the 6,000,000 options over common stock it held using the cashless exercise feature. Pursuant to this request, we issued 5,142,857 common stock to Edensor Nominees Pty Ltd on March 3, 2004.

On March 17, 2004 Delkern Investments Ltd. advised us in writing that it wished to exercise the 2,000,000 options over common stock in the Company it held using the cashless exercise feature. Pursuant to this request, we issued 1,800,200 common stock to Delkern Investments Ltd.

On March 31, 2004 we entered into a subscription agreement with RAB Special Situations LP ("RAB") pursuant to which RAB agreed to subscribe for 1,670,000 shares of common stock at a price of US$1.00, raising US$1.67 million. As part of the placement, 1,670,000 warrants were issued to RAB. These warrants have a 2 year exercise period with an exercise price of US$1.30.

On March 31, 2004 we reached agreement with Kerisridge Pty Ltd ("Kerisridge") to convert all debt owed by us to Kerisridge, being US$1,753,984) into equity. We issued 1,753,984 units of common stock and 1,753,984 warrants over common stock, with a 2 year exercise period and an exercise price of US$1.30, in satisfaction of the conversion of debt into equity.

The issuances of shares and warrants described above were exempt from the registration requirements of the Securities Act of 1953, as amended, pursuant to
Section 4(2) thereof.

Cautionary "Safe Harbour" Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-KSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 ("the Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-KSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of gold prices and movements in foreign exchange rates.

Impact of Australian Tax Law

Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 30% of the foreign source income.

Under the U.S./Australia tax treaty, a U.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a "permanent establishment" in Australia. A "permanent establishment" is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

Impact of Australian Governmental, Economic, Monetary or Fiscal Policies

Although Australian taxpayers are subject to substantial regulation, we believe that our operations are not materially impacted by such regulations nor is it subject to any broader regulations or governmental policies than most Australian taxpayers.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company's financial statements, see Note 2 to the Company's Consolidated Financial Statements which are attached hereto.

Quantitative and Qualitative Disclosures about Market Risk

We have no interest bearing liabilities and therefore are not exposed to interest rate risks at the current time and do not believe it will be necessary to borrow any funds over the next 12 months.

Item 7.           Financial Statements

                  See F Pages

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

Item 8A         Controls and Procedures

(a)       Evaluation of disclosure controls and procedures.

          Our principal executive officer and its principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)       Change in Internal Control over Financial Reporting.

          No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company during the year ended June 30, 2004.


Name                       Age              Position(s) Held

Joseph Gutnick             52               Chairman of the Board
                                            President, Chief Executive Officer
                                            and Director.

David Tyrwhitt             66               Director.

Peter Lee                  46               Director, Secretary, Chief Financial
                                            Officer and Principal Accounting
                                            Officer.

Paul Ehrlich               46               Director


Joseph Gutnick
Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since March, 1988. He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently a Director of Astro Mining N.L., Great Gold Mines N.L.,. and Quantum Resources Limited. Mr. Gutnick was previously Executive Chairman of Tahera Corporation, a company that is listed on Toronto Stock Exchange from May 2000 to October 2003 and has previously been a Director of the World gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt
Dr Tyrwhitt was appointed a Director in November 1996. He is a geologist, holding a Bachelor of Science and PhD degrees and has 40 years experience in mineral exploration and management development and operation of gold mines in Australia. Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Astro Mining N.L., Great Gold Mines N.L., and Quantum Resources Limited.

Peter Lee
Mr Lee has been Chief Financial Officer and Principal Accounting Officer since August 1989 and was appointed a Director in February 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 20 years commercial experience and is currently General Manager Corporate and Company Secretary of several listed public companies in Australia.

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

Board of Directors

Our Certificate of Incorporation provides that the number of Directors of the Company shall be not less than six nor more than nine as shall be fixed in the by-laws of the Company.

Directors need not be stockholders of the Company or residents of the State of Delaware. Directors are elected for an annual term and generally hold office until the next Directors have been duly elected and qualified. Directors may receive compensation for their services as determined by the Board of Directors. A vacancy on the Board may be filled by the remaining Directors even though less than a quorum remains. A Director appointed to fill a vacancy remains a Director until his successor is elected by the Stockholders at the next annual meeting of Shareholder or until a special meeting is called to elect Directors.

The executive officers of the Company are appointed by the Board of Directors. There are no family relationships between any Directors or executive officers of the Company.

Audit Committee

Our Board of Directors has an Audit Committee comprised of Dr Tyrwhitt and Mr Ehrlich, both of whom are independent Directors. Our Audit Committee does not include a "financial expert" as defined in Item 401 (e) of Regulation S-B. The Company only has two independent Directors and neither of these independent Directors has a finance background.

Code of Ethics

We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees. A copy of the Code of Conduct and Ethics is posted on our website and we will provide a copy to any person without charge. If you require a copy, you can download it from our website or alternatively, contact us by facsimile or email and we will send you a copy.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2003 all such filing requirements were complied with in a timely manner by all Directors and executive officers.

Item 10. Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal year ended June 30, 2004, 2003 and 2002. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table


                                        Annual Compensation               Long Term Compensation Awards
                                        -------------------               -----------------------------
                                                                                    Restricted      Securities
                                                                   Other Annual        Stock        Underlying
Name and Principal Position            Year         Salary         Compensation       Awards         Options
                                       ----         ------         ------------       ------        ----------
Joseph Gutnick, Chairman
of the Board and CEO                   2004       $76,000(1)(2)         $16,484(1)       --              --
                                       2003            $-(1)(2)         $28,553(3)       --              --
                                       2002      $108,000(1)(2)                 $-       --              --


1. The amounts listed were paid by us to AXIS, which provides the services of Mr. Gutnick and Mr Lee as well as certain other officers and employees to the Company.
2. Excludes options granted to Edensor of which Mr JI Gutnick is a Director and Shareholder (see Item 13 - Certain Relationships and Related Party Transactions)
3. Includes amounts paid by AXIS to an accumulation superannuation plan on behalf of Joseph Gutnick.

For additional information about the Service Agreement and the Consulting Agreement see "Item 1- Business- Employees" and "Item 12- Certain Relationships and Related Transactions".

We have a policy that we will not enter into any transaction with an officer, Director or affiliate of the Company or any member of their families unless the transaction is approved by the Audit Committee and the Audit Committee determines that the terms of the transaction are no less favourable to us than the terms available from non-affiliated third parties or are otherwise deemed to be fair to the Company at the time authorised.

Compensation Pursuant to Plans.

The Company does not have any pension or profit sharing plans. The Company's Vice President Exploration and temporary staff employed in the exploration programme in Canada are subject to Canadian requirements for contributions to pension plans. At June 30, 2004, the Company has an obligation to pay CDN$3,930. This amount was paid in July 2004. Other than this amount, there were no contributions to any employee benefit or health plans during the year ended June 30, 2004.

Compensation to Directors

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings. Independent Directors are paid Directors fees of A$20,000 per annum.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at June 30, 2004 by:

(i)      each of our present Executive Officers and Directors,

(ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii)    all of our present Directors and officers as a group.

Name                          Number of Shares Owned             Percentage of
                                                                 Shares (1)

Edensor Nominees
Pty Ltd                          8,894,590                               48.2

Kerisridge Pty Ltd               3,507,968                               19.0

Joseph Gutnick                  12,454,208       (2)(3)                  67.4
                                           (4)(5)(6)(7)

Stera Gutnick                   12,428,558 (4)(5)(6)(7)                  67.3

Delkern Investments Ltd          3,050,778                               18.2

David Tyrwhitt                      -               (2)                     -

Peter Lee                           -               (2)                     -

Paul Ehrlich                        -                                       -
                                ------------------------------------------------

All officers and Directors
As a group                      12,454,208                               79.4
                                ------------------------------------------------

Notes relating to Item 11:

(1)  Based on 16,711,630 shares outstanding

(2)  Does not include:

     (i) 8,949 shares of Common Stock beneficially owned Great Gold Mines NL or
     (ii) 1,918 shares of Common Stock beneficially owned by Quantum Resources Limited or
    (iii) 229,489 shares of Common Stock beneficially owned by AXIS,

         of which companies Messrs Gutnick, Lee, and Dr. Tyrwhitt are officers and/or Directors, as they disclaim beneficial ownership of those shares.

(3)  Does not include 2,500 shares of Common Stock beneficially owned by us.

(4) Includes 8,894,590 shares of Common Stock owned by Edensor Nominees, 1,753,984 shares of Common Stock owned by Kerisridge and 26,000 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(5) Includes 1,753,984 shares issuable upon exercise of stock purchase warrants owned by Kerisridge.

(6)  Joseph Gutnick is the beneficial owner of 25,650 shares of Common Stock.

(7)  Joseph Gutnick and Stera Gutnick are husband and wife.

Item 12. Certain Relationships and Related Transactions

We are one of five affiliated companies of which four are Australian public companies listed on Australian Stock Exchange. Each of the companies have some common Directors, officers and shareholders. In addition, each of the companies owns equity in and is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. The Company owns 9.09% of the outstanding shares of AXIS. A number of arrangements and transactions have been entered into from time to time between such companies. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

AXIS is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, we are required to pay a proportion of AXIS's overhead cost based on AXIS's management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. AXIS has not charged the 15% service fee to us. Amounts invoiced by AXIS are required to be paid by us. We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

The Service Agreement may be terminated by AXIS or ourselves upon 60 days prior notice. If the Service Agreement is terminated by AXIS, we would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS. There can be no assurance that we could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not have a material adverse effect on us. Our inability to provide such services or to find a third party to provide such services may have a material adverse effect on our operations.

In accordance with the Service Agreement AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%. The Company paid AXIS A$759,410 (being A$335,987 in respect to the current year and A$486,000 in respect to prior years) in respect of the Service Agreement for the fiscal year ended June 30, 2004, A$201,688 for the fiscal year ended June 30, 2003 and A$169,770 for the fiscal year ended June 30, 2002. At June 30, 2002, 2003 and 2004, the Company owed AXIS A$389,000,
A$486,000 and A$104,000 respectively for services provided in accordance with the Service Agreement. During fiscal 2002, 2003 and 2004, AXIS Consultants charged interest of A$29,198, A$46,642 and A$42,742 respectively on outstanding balances. AXIS charged interest at rates between 9.60% and 10.10% for fiscal 2002, 9.60% and 10.10% for fiscal 2003 and 10.10% and 10.60% for fiscal 2004.

Chevas, a company associated with our President, Joseph Gutnick, has provided loan funds to enable us to meet our liabilities and has paid certain expenses on our behalf. At June 30, 2002 we had a liability to Chevas of A$783,743. During the 2003 fiscal year, Chevas loaned a further A$369,155 and charged A$86,417 in interest to us on the loan account. At June 30 2003, we owed Chevas A$1,239,315. During the 2004 fiscal year, Chevas loaned a further A$187,122 and charged A$82,776 in interest to us on the loan account. During fiscal 2004, we repaid the loan in full. Chevas charged interest to us on outstanding balances of the loan account at the ANZ Banking Group Limited reference rate for overdrafts over A$100,000 plus 1%. In accordance with this formula, the actual interest rate charged during the 2003 fiscal year was 8.60% and during the 2004 fiscal year was 8.60% to9.10%.

Edensor Gold Pty Ltd , a company associated with our President, Joseph Gutnick, provided loan funds during fiscal 2004 to enable us to meet our liabilities. During the 2004 fiscal year, Edensor Gold loaned A$69,000 and charged A$670 in interest to us on the loan account. During fiscal 2004, we repaid the loan in full. Edensor Gold charged interest to us on outstanding balances of the loan account at the ANZ Banking Group Limited reference rate for overdrafts over A$100,000 plus 1%. In accordance with this formula, the actual interest rate charged during the 2004 fiscal year was 8.85% to 9.10%.

On January 20, 2000, we issued 8,000,000 options over fully paid shares in our capital at an issue price of US$0.01 per option and an exercise price of US$1.00 per option to Edensor. The options had a term of 5 years with a non-exercise period of 2 years subject to a further board approval for Edensor, either directly of indirectly, to exercise options in the case we required to raise further working capital. On March 22, 2001, the Directors agreed to extend the term of the options from 5 years to 10 years. Edensor advised us in June 2003 that it had sold 2,000,000 options to Delkern Investments Ltd. In March 2004, we received notification from Edensor that it was exercising all of the options it held utilising the cashless exercise feature of the terms and conditions of the options. As a result of the exercise of the options, we issued 5,142,857 shares to Edensor.

As described in the section headed "Canadian Exploration Properties" we entered into an agreement to explore for gold on properties owed by Tahera. Mr Gutnick, our President, was Executive Chairman of Tahera and his family company, Edensor Nominees, who are our controlling stockholder, was a shareholder of Tahera. During fiscal 2002, Tahera incurred certain exploration and administration costs in Canada on our behalf amounting to A$36,365 and this amount was owing to Tahera at June 30, 2002. During fiscal 2003, Tahera incurred further exploration and administration costs in Canada on our behalf amounting to A$65,314. During fiscal 2003, Mr. J.I. Gutnick and Chevas paid Tahera A$47,368 and A$53,350 respectively on our behalf. During fiscal 2002 and 2003, Tahera did not charge us interest on amounts outstanding. At June 30, 2003, we owed Tahera A$1,361 (US$900) and Mr. J.I. Gutnick A$47,368 (US$31,594). During fiscal 2004 we paid Mr J I Gutnick the amount in full and Tahera advised the Company in writing that there was no monies owing to it by the Company.

Quantum Resources Limited incurred certain costs on our behalf amounting to A$43,941 (US$29,308) in respect to our activities in Tibet China (See Item 1 - Business - General) as a result of Quantum's contacts in China. This amount was outstanding at June 30, 2003. During fiscal 2004, we repaid the principal in full.

Kerisridge Pty Ltd, a company associated with our President, Mr J I Gutnick, loaned us A$2,273,186 in March 2004 for the purpose of repaying our long term debt. On March 31, 2004, Kerisridge agreed to convert all of the debt we owed to it into common stock and warrants in us. We issued 1,753,984 shares of common stock and 1,753,984 warrants exercisable at US$1.30 and at any time up to March 31, 2006 in full repayment of the amount owing to Kerisridge.

Transactions with Management.

We have a policy that we will not enter into any transaction with an Officer, Director or affiliate of us or any member of their families unless the transaction is approved by a majority of our disinterested non-employee Directors and the disinterested majority determines that the terms of the transaction are no less favourable to us than the terms available from non-affiliated third parties or are otherwise deemed to be fair to us at the time authorised.

                                     PART IV

Item 13.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K


(a)      Consolidated Financial Statements and Notes thereto.

          (I) The Consolidated Financial Statements and Notes thereto listed on the Index at page 58 of this Annual Report on Form 10-KSB are filed as a part of this Annual Report.


(b)      Exhibits

         The  Exhibits to this  Annual  Report on Form 10-KSB are listed in the
         Exhibit Index at page 19 of this Annual Report.

(c)      Form 8-K

         Form 8-K dated March 31, 2004 with respect to Item 5.

Item 14. Principal Accounting Fees and Services

The following table shows the audit fees we were billed by PKF and our prior auditors for fiscal 2004 and 2003.

                         2004                         2003
                         ----                         ----

Audit fees                        $41,121                       $25,626
Audit related fees                      -                             -
Tax fees                                -                             -
                         ----------------           -------------------
Total                             $41,121                       $25,626
                         ================           ===================

Audit fees were for the audit of our annual financial statements, review of financial statements included in our 10-QSB/10-Q quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

As part of its duties, our Audit Committee pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors' independence. Our Audit Committee does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                        BAY RESOURCES LTD.

                                        (Registrant)

                                        By: /s/ Peter J Lee
                                            ---------------
                                            Peter J Lee
                                            Director, Secretary,
                                            Chief Financial Officer
                                            and Principal Financial
                                            and Accounting Officer


Dated: September 27, 2004

                           FORM 10-KSB Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                               Title                                   Date

1.      /s/ Joseph Gutnick              Chairman of the Board,
        ------------------              President and Chief Executive
        Joseph Gutnick                  Officer (Principal Executive
                                        Officer), and Director.                 September 27, 2004


2.       /s/ David Tyrwhitt             Director.                               September 27, 2004
         ------------------
         David Tyrwhitt


3.       /s/ Peter Lee                  Director, Secretary,
         -------------                  Chief Financial Officer and
         Peter Lee                      Principal Financial and
                                        Accounting Officer.                     September 27, 2004


5.       /s/ Paul Ehrlich               Director                                September 27, 2004
         ----------------
         Paul Ehrlich


                                  EXHIBIT INDEX

Incorporated by                Exhibit
Reference to:                  No               Exhibit

(1)         Exhibit 3.1        3.1         Certificates of Incorporation of the Registrant

(1)         Exhibit 3.2        3.2         By-laws of the Registrant

(2)         Exhibit A          3.3         Amendment to Certificate of Incorporation dated July 17, 1999

(3)                            3.4         Amendment to Certificate of Incorporation dated October 17,2000

(4)         99.3               4.1         Warrant to purchase 1,670,000 shares of common stock

(4)         99.4               4.2         Warrant to purchase 1,783,984 shares of common stock

(5)         Exhibit 10.5       10.4        Service Agreement dated November 25, 1988, by and between
                                           the Registrant and AWI Administration Services Pty Limited

(6)         Exhibit 10.6       10.5        Agreement with Tahera Corporation

(4)         Exhibit            10.6        Subscription Agreement with RAB Special Solutions LP

            *                  10.7        Employment Agreement between the Registrant and C. Alford

            *                  10.8        Sponsorship Agreement with Canaccord Capital

            *                  21          List of Subsidiaries as at June 30, 2004.

            *                  31.1        Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by
                                           Peter James Lee.

            *                  31.2        Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by
                                           Joseph Isaac Gutnick.

            *                  32.1        Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                                           Joseph Issac Gutnick.

            *                  32.2        Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                                           Peter James Lee

         *Filed herewith

        Financial Statements for the years ended June 30, 2003 and 2004.

        Bay Resources, Ltd

        Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2003 and Audited Consolidated Financial Statements for the Company for the year ended June 30, 2004.

(1) Registrant's Registration Statement on Form S-1 (File No. 33-14784).

(2) Registrant's Definitive Information Statement dated August 11, 1999.

(3) Registrant's Definitive Information Statement dated October 17, 2000.

(4) Registrant's Form 8-K filed on April 8, 2004.

(5) Registrant's Annual report on Form 10-K for the fiscal year ended June 27, 1989.

(6) Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)


                        Consolidated Financial Statements

                             June 30, 2004 and 2003

         (with Report of Independent Registered Public Accounting Firm)

CONTENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm                     F-2
Consolidated Balance Sheet                                                  F-3
Consolidated Statements of Operations                                       F-4
Consolidated Statements of Stockholders' Equity (Deficit)                   F-5
Consolidated Statements of Cash Flows                                       F-6
Notes to Consolidated Financial Statements                           F-7 - F-17

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders of Bay Resources Ltd.

We have audited the accompanying consolidated balance sheet of Bay Resources Ltd. and Subsidiaries (An Exploration Stage Company) as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Resources, Ltd. and Subsidiaries at June 30, 2004, and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at June 30, 2004 the Company had not yet commenced revenue producing operations and had a retained deficit of A$28,806,000 (US$19,885,000). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.



New York, NY                                    PKF
July 23, 2004                                   Certified Public Accountants
                                                A Professional Corporation

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2004

                                                                     Convenience
                                                                     Translation
                                                   A$000's           US$000's
                                                      2004             2004
ASSETS                                                ----             ----

Current Assets:
Cash                                                 1,118              772
Receivables                                             87               60
Prepayments and Deposits                               241              166
                                            ------------------------------------
Total Current Assets                                 1,446              998
                                            ------------------------------------
Non Current Assets:
Property and Equipment, net                             20               14
                                            ------------------------------------
Total Non Current Assets                                20               14
                                            ------------------------------------
Total Assets                                         1,466            1,012
                                            ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                  495              341
Short-Term Advance - Affiliate                         104               72
                                            ------------------------------------
Total Current Liabilities                              599              413
                                            ------------------------------------
Total Liabilities                                      599              413
                                            ------------------------------------

Stockholders' Equity:
Common stock: $.0001 par value
25,000,000 shares authorised,
16,714,130 shares issued                                 2                1
Less Treasury Stock, at Cost, 2,500 shares             (20)             (14)
Additional Paid-in-Capital                          29,700           20,503
Other Comprehensive loss                                (9)              (6)
Retained Deficit                                   (28,806)         (19,885)
                                            ------------------------------------
Total Stockholders' Equity                             867              599
                                            ------------------------------------
Total Liabilities and Stockholders' Equity           1,466            1,012
                                            ====================================

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                   For the years ended June 30, 2003 and 2004

                                                                     Convenience
                                                                     Translation
                                        A$000's    A$000's           US$000's
                                           2003       2004             2004
                                           ----       ----             ----

Revenues                                     $-         $-               $-
                                        ----------------------------------------
Cost and expenses

Exploration Expenditure                     198        951              657
Interest Expense net - related entity       133        122               84
Legal, Accounting and Professional           75        112               77
Administrative                              278        537              371
                                        ----------------------------------------

                                            684      1,722            1,189
                                        ----------------------------------------

(Loss) from Operations                     (684)    (1,722)          (1,189)
Foreign Currency Exchange Gain (Loss)         3         (1)              (1)
                                        ----------------------------------------

(Loss) before Income Tax                   (681)    (1,723)          (1,190)
Provision for Income Tax                      -          -                -
                                        ----------------------------------------

Net (Loss)                                $(681)   $(1,723)         $(1,190)
                                        ========================================

Basic net (Loss) per Common Equivalent    $(.11)     $(.18)           $(.13)
Shares                                  ========================================

Weighted Number of Common Equivalent
Shares Outstanding (000's)                6,345      9,385            9,385
                                        ========================================

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                             June 30, 2003 and 2004


                                          Common   Treasury     Additional      Retained    Other
                                           Stock   Stock, at       Paid-in      Earnings    Comprehensive
                               Shares     Amount    Cost           Capital      (Deficit)   Loss                Total
                               ------     ------   ---------       -------      ---------   ----                -----
                                000's    A$000's     A$000's       A$000's       A$000's    A$000's           A$000's

Balance June 30, 2002           6,347         $1        $(20)     $25,175       $(26,402)         -           $(1,246)

Net loss                            -          -           -            -           (681)         -              (681)
                               ------------------------------------------------------------------------------------------

Balance June 30, 2003           6,347         $1        $(20)      $25,175      $(27,083)         -           $(1,927)

Issuance of 1,753,984 shares    1,754          -           -         2,273             -          -             2,273
and warrants in lieu of debt
repayment

Sale of 1,670,000 shares and    1,670          -           -         2,253             -          -             2,253
warrants

Issuance of 6,943,057 shares    6,943          1           -            (1)            -          -                 -
on cashless exercise of options

Net unrealised loss on foreign      -          -           -             -             -         (9)               (9)
exchange

Net (loss)                          -          -           -             -        (1,723)         -            (1,723)
                               ------------------------------------------------------------------------------------------
Balance June 30, 2004          16,714         $2        $(20)      $29,700      $(28,806)        (9)             $867
                               ------------------------------------------------------------------------------------------

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 2003 and 2004


                                                                                   Convenience
                                                                                   Translation
                                                   A$000's          A$000's           US$000's
                                                      2003             2004               2004
                                                      ----             ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                           $(681)         $(1,723)            (1,190)
Adjustments to reconcile net (loss) to net cash
(used) in operating activities
Foreign Exchange                                         -               (9)                (6)
Depreciation of plant and equipment                      -                1                  1
Accrued interest added to principal                    133                1                  1
Net Change In :
Staking Deposit                                         23                -                  -
Receivables                                             (3)             (84)               (58)
Prepayments and Deposits                                 -             (241)              (166)
Accounts Payable and Accrued Expenses                 (292)             338                233
Short-Term Advance - Affiliates                        (35)             103                 71
                                                   -------------------------------------------
Net Cash (used in) Operating Activities               (855)          (1,614)            (1,114)
                                                   -------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Purchase of Plant and Equipment                          -              (21)               (14)
                                                   -------------------------------------------
Net Cash used in Investing Activities                    -              (21)               (14)
                                                   -------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net borrowing (repayments) from Affiliates             856           (1,774)            (1,225)
Sale of Shares of Common Stock                           -            2,253              1,555
Proceeds from loan payable                               -            2,273              1,569
                                                   -------------------------------------------
Net Cash Provided by Financing Activities              856            2,752              1,899
                                                   -------------------------------------------

Net Increase in Cash                                     1            1,117                771
Cash at Beginning of Year                                -                1                  1
                                                   -------------------------------------------
Cash at End of Year                                      1            1,118                772
                                                   ===========================================
Supplemental Disclosures
Interest Paid                                           $-             $122                $84

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                  $-           $2,273             $1,569


                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003

(1) ORGANIZATION AND BUSINESS

       Bay Resources, Ltd. ("Bay Resources" or the "Company") is incorporated in the State of Delware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 48.2% of Bay Resources as of June 30, 2004. During fiscal 1998, Bay Resources incorporated a subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com has not traded since incorporation. On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Bay International Pty Ltd, (now known as Bay Resources (Asia) Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation ("Golden Bull") (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull is the vehicle that will be used by the Company to undertake exploration activities for gold in Canada.

       During the 2002 fiscal year, Bay Resources expanded its gold exploration business by entering into an agreement to explore for gold on extensive property interests in northern Canada held by Tahera Corporation; and making application via a new 100% owned subsidiary, Golden Bull Resources Corporation, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada.

       Bay Resources currently holds 28 claims totaling 71,576 acres in the Committee Bay Greenstone Belt in central Nunavut, Canada. These claims were recorded on October 16, 2002. To keep the claims in good standing, a total of CN$286,304 of assessment work is required to be completed by the anniversary date of October 16, 2004 and the Company has met this commitment. CN$143,152 (CN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the claims to lease must be made).

       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Bay Resources as a going concern. However, Bay Resources is an exploration stage company which has not yet commenced revenue producing operations and has sustained recurring losses since inception.

       In addition, Bay Resources has historically relied on loans and advances from corporations affiliated with the President of Bay Resources and fund raising through the sale of equity instruments. Based on discussions with these affiliate companies Bay Resources believes this source of funding will continue to be available.

       The Company's ability to continue operations through fiscal 2005 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003

(1) ORGANIZATION AND BUSINESS (continued)

       The Company had recently raised A$2,253,000 through the issuance of shares under a Private Placement and has used their funding to commence exploration activity in Canada.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

       SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 was effective for the Company for the fiscal year beginning July 1, 2002. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalised by increasing the carrying amount of the related long-lived asset. The Company's adoption of the new standard did not have a material impact on its financial statements.

       SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was effective for the Company on July 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company's adoption of the new standard did not have a material impact on its financial statements.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Cost Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this new standard did not have a material effect on the Company's financial position.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003

(2) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

       In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends Statement of Financial Accounting standards No. 123, "Accounting for Stock-Based compensation" (SFAS No.
       123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the Company fiscal year ended June 30, 2003.

       In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset is some circumstances). The requirements of SFAS No. 150 apply to issuer's classification and measurement of freestanding instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The adoption of this new standard did not have a material effect on the Company's financial position.

       In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial statements" to certain entities in which equity investors do no have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of FIN 46 to those entities immediately. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The adoption of this new standard did not have a material effect on the Company's financial position.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003

(3) ACCOUNTING POLICIES

          The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

     (a)  Consolidation

              The consolidated financial statements include the accounts of Bay Resources and the 100% interest it holds in Baynex.com Pty Ltd, Bay Resources (Asia) Pty Ltd and Golden Bull Resources Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

     (b)  Foreign Currency Translation

              The majority of Bay Resources' administrative operations are in Australia and as a result the reporting currency of its consolidated accounts are maintained in Australian dollars. The functional currency of the Company Canadian subsidiary is the Canadian dollar. The income and expenses of operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the Canadian subsidiary are translated into Australian dollars at the period-end exchange rate. The resulting translation adjustments are accumulated in a separate component of Stockholders Equity. Foreign currency translation adjustments have not been material for all periods presented.

     (c)  Financial Instruments

              The Company's cash, receivables, payables and short term borrowings represent financial instruments whose carrying amounts reasonably approximate their fair value.

     (d)  Comprehensive Income (Loss)

              The Company follows Financial Accounting Standards No. 130 (SFAS
              130) "Reporting Comprehensive Income". SFAS 130 requires a company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation losses during fiscal 2004 and 2003 amounted to A$9,000 and A$nil, respectively. Accordingly, comprehensive loss for the years ended June 30, 2004 and 2003 amounted to A$1,732,000 and A$681,000, respectively.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003

(3) ACCOUNTING POLICIES (Continued)

     (e)  Property and Equipment

              Property and equipment is stated at the lower of historical cost or market, or in the case of acquisitions from related parties, at the lower of historical cost to the related party or market. Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment. Accumulated depreciation and depreciation expense as of and for the year ended June 30, 2004 amounted to A$1,052.

     (f)  Cash Equivalents

              Bay Resources considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. For the periods presented there were no cash equivalents.

     (g)  Income Tax

              Income taxes are provided on financial statement income. For the periods presented there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. Bay Resources at this time is not aware of any net operating losses which are expected to be realised.

     (h) Loss per share

              Basis (loss) per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the period. Dilutive loss per share has not been presented as the effects of common stock equivalents are anti-dilutive.

     (i)  Exploration Expenditure

              Exploration expenditure consisting of prospecting and exploration costs are written off into operations as incurred.

     (j) Convenience Translation to US$

              The consolidated financial statements as of and for the year ended June 30, 2004 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2004 (A$1.00=US$.6903). The translation was made solely for the convenience of readers in the United States.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003

(3) ACCOUNTING POLICIES (Continued)

     (k)  Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (l)  Comparative Figures

              Where necessary, comparative figures have been restated to be consistent with current year presentation.

                                                                         A$000's
                                                                            2004

(4)    INVESTMENT SECURITIES The following is a summary of Investment
       Securities:

      Investment in SCNV (note 7)                                       $4,516
      Investment in AXIS                                                     -
                                                            -------------------
                                                                         4,516
      Permanent impairment                                              (4,516)
                                                            -------------------
      Net Carrying Value                                                    $-
                                                            ===================

       The Company accounts for its 24% investment in SCNV using the cost method of accounting (see note 7). During fiscal 2001, management provided for a full valuation on the SCNV investment. The Company also has a 9% cost basis investment in AXIS, a related party, which is recorded at no value.


                                                                                                   A$000's
                                                                                                      2004
(5) SHORT-TERM ADVANCE - AFFILIATE

      Loan from AXIS Consultants, a corporation affiliated with the President of
      Bay Resources. Interest accrued at 10.10% to 10.60% being the National
      Australia Bank rate plus 1.5% for overdrafts over $100,000.
                                                                                                       104
                                                                                       ===================

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003


(6) AFFILIATE TRANSACTIONS

       Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

       Included in short term advances and accounts payable and accrued liabilities at June 30, 2004 was A$104,000 due to AXIS, an affiliated management company. This entity is affiliated through common management and ownership. During the years ending June 30, 2004 and 2003, Bay Resources paid management fees to AXIS in the amounts of A$335,987 and A$201,688, respectively. At June 30, 2004, the Company owed AXIS A$104,000 for services provided in accordance with the Service Agreement. During fiscal 2003 and 2004, AXIS charged interest of A$46,642 and A$42,742 respectively on outstanding balances. During the fiscal 2004 year, the Company paid AXIS A$759,410.

       Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30 2002, the Company owed Chevas A$783,743. During the 2003 fiscal year, Chevas loaned a further A$369,155 and charged A$86,417 in interest to the Company on the loan account. At June 30, 2003, the Company owed Chevas A$1,239,315. During the 2004 fiscal year, Chevas loaned a further A$187,122 and charged A$82,776 in interest to the Company on the loan account. During the year the Company repaid the loan in full amounting to A$1,509,214.

       Edensor Gold Pty Ltd , a company associated with the President of the Company, Joseph Gutnick, provided loan funds during fiscal 2004 to enable the Company to meet its liabilities. During the 2004 fiscal year, Edensor Gold loaned A$69,000 and charged A$670 in interest. During fiscal 2004, we repaid the loan in full. Edensor Gold charged interest on outstanding balances of the loan account at the ANZ Banking Group Limited reference rate for overdrafts over A$100,000 plus 1%. In accordance with this formula, the actual interest rate charged during the 2004 fiscal year was 8.85% to 9.10%.

       At June 30, 2002, the Company owed Tahera A$36,365. During fiscal 2003, Tahera incurred certain exploration and administration costs in Canada on behalf of the Company amounting to A$65,314 and Mr. J.I. Gutnick and Chevas paid Tahera A$47,368 and A$53,350 respectively on behalf of the Company. During fiscal 2003 and 2004, Tahera did not charge the Company interest on amounts outstanding. At June 30, 2003, the Company owed Tahera A$1,361 and Mr. J.I. Gutnick A$47,368. During fiscal 2004, Mr J I Gutnick was paid in full and Tahera advised the Company in writing that there was no monies owing to it by the Company.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003

(6) AFFILIATE TRANSACTIONS (Continued)

       Quantum Resources Limited incurred certain costs on behalf of the Company amounting to A$43,941 during fiscal 2003 in respect to the Company's activities in Tibet China as a result of Quantum's contacts in China. This amount remained outstanding and was included in accounts payable and accrued expenses at June 30, 2003. During fiscal 2004, this amount was repaid in full.

       Kerisridge Pty Ltd, a company associated with the President of the Company, Mr J I Gutnick, loaned us A$2,273,186 in March 2004 for the purpose of repaying our long term debt. On March 31, 2004, Kerisridge agreed to convert all of the debt owed to them into common stock and warrants of the Company. The Company issued 1,753,984 shares of common stock and 1,753,984 warrants exercisable at US$1.30 and at any time up to March 31, 2006 in full repayment of the $2,273,186 owing to Kerisridge.

       On February 19, 2004 Edensor Nominees Pty Ltd ("Edensor") advised the Company that it was exercising the 6,000,000 options for common stock of the Company it held utilizing the cashless exercise feature of the terms and conditions of the issue of the options. The Company issued 5,142,857 shares of common stock to Edensor on March 3, 2004 as a result of the exercise of the options.

       Interest expense incurred on loans and advances due to affiliated entities approximated A$122,000 and A$133,000 in fiscal 2004 and 2003, respectively.

(7) INVESTMENT IN SCNV

       Pursuant to a stock purchase agreement dated as of June 5, 1998, the Company acquired 499,701 shares in SCNV Acquisition Corp ("SCNV"), a related entity, representing approximately 24% of the issued and outstanding share capital of SCNV. The 499,701 shares had been valued at US$2,800,000 or A$4,516,000 and had been accounted for using the lower of cost or net realisable value method because the Company does not exercise significant influences over SCNV's operating and financial activities (see note 4).

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

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003


(8) CONTINGENT LIABILITY

       The Company has received an invoice from a corporation that conducted the pegging of the claims in Canada on behalf of the Company. A number of claims that were pegged were not ultimately issued to the Company due to a number of errors by the pegging Company. The Company had advised the pegging company that it does not believe any further payments are due to the pegging company as a result of the economic loss incurred by Bay Resources. The Company believes that if it is unsuccessful in defending any claim that is brought against it, the maximum potential liability is C$59,000. No accrued liability has been recorded in the accompanying financial statement pending the ultimate disposition of this matter.

(9) INCOME TAXES

       Bay Resources files its income tax returns on an accrual basis. Bay Resources should have carry forward losses of approximately US$20.5 million as of June 30, 2004 which will expire in the years 2005 through 2023. Bay Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carryforwards, management has provided a full valuation against the related tax benefit. The valuation allowance increased from US$6.3 million at June 30, 2003 to US$6.8 million at June 30, 2004.

(10) STOCKHOLDERS EQUITY

       In February and March 2004, holders of options to acquire 8,000,000 shares of the common stock informed the Company of their intentions to exercise the cashless exercise feature of their option agreement. As a result the Company issued 6,943,057 shares of its common stock.

       In March 2004, the Company raised US$1,670,000 (A$2,253,000) through a private placement by issuing 1,670,000 shares of common stock and warrants to purchase 1,670,000 shares of common stock at US$1.30 per share. The warrants expire in two years from the date of issuance.

       In March 2004, the Company received a loan from an affiliated entity in the amount of A$2,273,000 (US$1,754,000) which was used to repay other outstanding amounts due to affiliated entities. This loan was later satisfied through the issuance of 1,753,984 shares of common stock and warrants to purchase 1,753,984 shares of common stock at $1.30 per share. The warrants expire in two years from the date of issuance.

       At June 30, 2004 the Company has no outstanding stock options. At June 30, 2004 the Company had warrants outstanding to purchase 3,423,984 shares of common stock at US$1.30 per share. All of the warrants expire in 2006.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                FISCAL YEAR ENDED
                                       June 30,2003                                   June 30,2004
                                        A$000's                                         A$000's
                       --------------------------------------------------------------------------------------------
                          1st         2nd         3rd        4th         1st         2nd         3rd        4th
                        Quarter     Quarter     Quarter    Quarter     Quarter     Quarter     Quarter    Quarter
                       --------------------------------------------------------------------------------------------
Revenues                   -           -           -          -           -           -           -          -

Loss from Operations     (110)       (217)       (122)      (232)       (124)       (155)       (289)     (1,155)

(Loss) Before Income     (110)       (217)       (122)      (232)       (124)       (155)       (289)     (1,155)
Taxes

Net (Loss)               (110)       (217)       (122)      (232)       (124)       (155)       (289)     (1,155)

(Loss) per Common        (.02)       (.03)       (.02)      (.04)       (.02)       (.02)       (.03)      (0.12)
Equivalent Share


                                    GLOSSARY

In this Form 10-KSB, we use certain capitalized and abbreviated terms, as well as technical terms, which are defined below.


ACTINOLITE                    A bright to gray-green member of the amphibole
                              minteral family. In addition to silica, it contains calcium, magnesium, and iron.

AG                            Chemical symbol for silver.

AIR PHOTO ANALYSIS            Use of aerial photography to
                              determine or estimate geological features.

ALKALI FELDSPAR               Those feldspar minerals composed of
                              mixtures of potassium feldspar (KalSi3O8) and sodium feldspar (NaAlSi3O8) with little or no calcium feldspar (CaAl2Si2O8).

ALTERATION ZONE               An area where bedrock has undergone
                              mineralogical changes as a result of the action of hydrothermal fluids.

AMPHIBOLE                     A family of silicate minerals forming prism or
                              needlelike crystals. Amphibole minerals generally contain iron, magnesium, calcium and aluminum in varying amounts, along with water.

AMPHIBOLITE                   A rock made up mostly amphibole and plagioclase
                              feldspar.

ANDESITE Fine-grained, generally dark colored, igneous volcanic rock with more silica than basalt. Commonly with visible crystals of plagioclase feldspar.

ANOMALY Pertaining to the data set resulting from geochemical or geophysical surveys; a deviation from uniformity or regularity.

ANTICLINE                     An upward-curving (convex) fold in rock that
                              resembles an arch. The central part contains the oldest section of rock.

AQUA REGIA                    A very corrosive, fuming yellow liquid made
                              by mixing nitric and hydrochloric acids, usually in the proportion of one part by volume of pure nitric acid with three parts by volume of pure hydrochloric acid.

ARCHEAN The time interval between 3800-2500 million years ago. The Archean is one of the Precambrian time intervals.

ARSENOPYRITE                  A tin-white or silver-white to steel-grey mineral
                              (FeAsS).

AS                            Chemical symbol for arsenic.

ASSAY To analyze the proportions of metals in a specimen of rock or other geological material. Results of a test of the proportions of metals in a specimen of rock or other geological material.

AU                            Chemical symbol for gold.

B HORIZON                     A general term for the near surface part
                              of the soil profile which is commonly enriched in iron and other metals, often resulting in a brownish colour.

BACKGROUND                    As pertains to geochemical data; the variation in
                              natural abundance of a particular metal or other constituent within a specific geological setting.

BEDDING The arrangement of a sedimentary or metamorphic rock in beds or layers of varying thickness and character.

BEDDING PLANE FAULT           A fault, the fault surface of which is
                              parallel to the bedding plane of the host rocks.

BEDROCK A general term for the rock, usually solid, that underlies soil or other unconsolidated superficial material.

BIOTITE                       A dark brown to dark green or black mica mineral.

BRECCIA A rock that is composed of larger than sand size angular fragments that are cemented together by a finer grained matrix; in this sense the fragmentation is usually a result of movement on nearby or adjoining fault or fracture zones.

CHALCOPYRITE                  Copper iron sulfide mineral (CuFeS2). Color is
                              brassy yellow.

CHANNEL SAMPLE                A sample composed of pieces of vein or
                              mineral deposit that have been cut out of a small trench or channel, usually about one inch deep and 4 inches wide.

CHIP SAMPLE                   A sample of a vein or other mineralized
                              structure that is collected by way of small pieces of rock taken at regular and frequent intervals on a transect across the structure; intended to be a relatively accurate representation of the tenor of mineralization.

CHLORITE A group of platy, micaceous, usually greenish iron-magnesium alumino-silicates that occur in metamorphic rocks and as alteration products of ferromagnesium minerals in volcanic and igneous rocks.

CLAIM POST                    In Yukon Territory, a 4 inch square, four
                              foot long wooden post that establishes the legal location of a mineral claim. Two posts, an Initial
                              Post and a Final Post are required.

CLAIM TAG                     In Yukon Territory, a set of small metal tags
                              are issued by the government, each pair with a unique grant number assigned for the claim after the location is recorded. The tags are legally required to be permanently affixed to the Initial and Final claim posts at the first reasonable opportunity after issue of the tags.

COLLAR The start or beginning of a drill hole or the mouth of an underground working entrance.

CRATON                        The relatively stable nucleus of a continent.
                              Cratons are made up of a shield-like core of Precambrian Rock and a buried extension of the shield.

CU                            Chemical symbol for copper.

DIKE A sheet-like or tabular-shaped igneous intrusion that cuts across the sedimentary laering, metamorphic foliation, or other texture of a pre-existing rock.

DYKE A tabular igneous intrusion that cuts across the bedding or foliation of the country rock.

FAULT A fracture or fracture zone in rock along which there has been displacement of the two sides relative to each other and parallel to the fracture plane.

FE                            Chemical symbol for iron.

FOLIATED A general term for a planar arrangement of mineralogical, textural or structural features in a rock.

FOLIATION                     Aligned layers of minerals characteristic of some
                              metamorphic rocks.

FRACTURE A general term for any break in a rock, whether or not it causes displacement.

GABBRO                        A dark, coarse-grained intrusive igeneous rock.
                              Gabbro is made of calcium-rich plagioclase, with amphibole and/or pyroxene, and is chemically equivalent to basalt.

GEOCHEMICAL SAMPLING          The collection of soil, silt, vegetation
                              or rock samples for analysis as a guide to the presence of areas of anomalous mineral of metal content in bedrock.

GEOLOGICAL MAPPING            In mineral exploration, the collection of
                              geological data such as the description and orientation of various types of bedrock.

GEOPHYSICAL SURVEY            In mineral exploration, the collection of
                              seismic, gravitational, electrical, radiometric, density or magnetic data to aid in the evaluation of the mineral potential of a particular area.

GLACIAL TILL                  Dominantly unsorted and unstratified and
                              generally unconsolidated material deposited directly by and underneath a glacier without subsequent reworking by water, and consisting of a heterogeneous mixture of clay, silt, sand, gravel, and boulders ranging widely in size and shape.

GRAB SAMPLE                   A specimen of mineralized bedrock or float,
                              usually about fist-sized, that may be collected as a representation of the mineralized zone as a whole. Because of bias, either unintended or otherwise, and because of the generally high natural variability typical of gold-silver vein mineralization, grades of grab samples should not be considered as a reliable estimation of a mineralized zone as a whole but they nonetheless serve to establish the presence of mineralization with grades of economic interest.

GRANITE A coarse grained intrusive igneous rock with at least 65% silica. Quartz, plagioclase feldspar and potassium feldspar make up most of the rock and give it a fairly light color. Granite has more potassium feldspar than plagioclase feldspar.

GRANODIORITE                  A coarse grained igneous plutonic rock
                              intermediate in composition between quartz diorite and quartz monzonite; containing quartz, plagioclase, and potassium feldspar, with biotite and hornblende as the dominant mafic components.

GRAPHITIC                     Containing graphite.

GREENSTONE                    A metamorphic rock derived from basalt or
                              chemically equivalent rock such as gabbro.
                              Greenstones contain sodium-rich plagioclase feldspar, chlorite, and epidote, as well as quartz.

GPT Abbreviation for gram per tonne; equivalent to one part per million (ppm).

HAND TRENCHING                A method of exposing bedrock by hand excavation.

HYDROTHERMAL                  Of or pertaining to hot water, to the action of
                              hot water, or to the products of this action, such as a mineral deposit precipitated from a hot aqueous solution, with or without demonstrable association with igneous processes.

IGNEOUS Said of a rock or mineral that solidified from molten or partly molten material; also applied to processes leading to, or resulting from the formation of such rocks.

IGNEOUS PETROLOGY             The occurrence, structure, composition
                              and character of an igneous rock.

ICP-AES Abbreviation for Inductively Coupled Plasma Emission Spectroscopy - Atomic Emission Spectroscopy; an analytical technique in which a sample solution is introduced into an argon plasma at very high temperature where individual elements emit light at specific wavelengths. The light is collected by the spectrometer and the wavelength is analyzed to yield individual elemental concentrations by comparison against standard solutions with calibrated elemental concentrations.

INTRUSION                     Emplacement of magma (molten rock) into
                              pre-existing rock. Dikes, sills and batholiths are intrusions.

IP                            A type of geophysical survey method called Induced
                              Polarisation.

IRON FORMATION                A chemical sedimentary rock containing
                              at least 15% iron and commonly containing chert.
                              The iron may be present as oxide, silicate, carbonate, or sulfide.

KOMATIITE                     An igneous suite of basaltic and ultramafic lavas.

LITHOLOGY                     The character of a rock described in terms of its
                              structure, colour, mineral composition, grain size and arrangement of its component parts.

MAFIC Pertaining to or composed dominantly of the ferromagnesian rock forming silicates; said of some igneous rocks and their constituent minerals.

MAGNETITE                     Iron oxide mineral (Fe3O4).  Usually tiny black,
                              metallic crystals. Magnetite will attract a magnet.

MASSIVE Said of a stratified rock that occurs in very thick, homogenous beds.

METADIORITE                   A general term for a metamorphosed diorite; also
                              greenstone.

METAGABBRO                    A general term for a metamorphosed gabbro; also
                              greenstone.

METALLIC A mineral chiefly composed of, or containing, one or more metals as a primary constituent.

METALLURGICAL TEST            A general term for a number of mechanical or
                              chemical processes that are employed to test the amenability of separating metals from their ores.

METAMORPHOSED                 Rock or mineral that has undergone mineralogical
                              and/or structural change in response to elevated pressures, temperatures or changes in chemical conditions.

MINERALIZATION                The process or processes by which a mineral or
                              minerals are introduced into a rock, resulting in an enriched deposit; or the result of these processes.

MINERALIZED                   Rock that has undergone the process of
                              mineralization.

NET SMELTER

RETURN ROYALTY                A general term for a residual benefit that
                              is a percentage of the value for which a smelter will reimburse the provider of ore to the smelter, after deduction for various smelting fees and penalties and, often after cost of transportation has been deducted.

ORE The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives.

ORE SHOOT                     An elongate pipelike, ribbonlike, or
                              chimneylike mass of ore within a deposit (usually a vein), representing the more valuable part of the deposit.

ORTHOCLASE                    A member of the feldspar group of minerals
                              (KAlSi3O8).

OUTCROP The part of a rock formation that appears at the surface of the ground.

OXIDATION                     The conversion of sulphide mineral (especially
                              metallic mineral) species to oxide, sulphate or hydoxide minerals, typically by the processes of near surface weathering.

OXIDE MINERAL                 A mineral formed by the union of an
                              element with oxygen.

OVERBURDEN                    Loose soil, sand, gravel, broken rock, etc. that
                              lies above the bedrock.

OZ/TON                        Abbreviation for troy ounce per ton.

PATHFINDER                    In geochemical exploration, a relatively mobile
                              element or gas that occurs in association with an element or commodity being sought, but can be more easily found because it forms a broader halo or because it can be detected more readily by analytical methods.

PERMAFROST                    A permanently frozen layer of soil or subsoil, or
                              even bedrock, which occurs to variable depths below the Earth's surface in arctic or subarctic regions.

PETROLOGY                     See igneous petrology.

PLAGIOCLASE                   A member of the feldspar group of minerals
                              ((Na,Ca)Al(Si,Al)2O6).

PLUTON A body of medium to coarse grained igneous rock that formed beneath the Earth's surface by crystallization of a magma.

PLUTONIC SUITE                A group of igneous bodies that are linked by
                              virtue of similarities in age, petrology, etc.

PLUTONISM                     A general term for the phenomena associated with
                              the formation of plutons.

POTASSIUM FELDSPAR            See orthoclase.

PPB                           Abbreviation for part per billion.

PPM                           Abbreviation for part per million.

PRECAMBRIAN                   A period of geologic time earlier than 544 million
                              years before present.

PROSPECTING                   Pertaining to the search for outcrops or surface
                              exposures of mineral deposits, primarily by nonmechanical methods.

PROXIMAL MINERALIZATION       Refers to the relative distance of
                              mineralization from a pluton thought to be related to or responsible for the deposit. Proximal deposits form near to the mineralizing pluton.

PYRITE Iron sulfide mineral (FeS). Forms silvery to brassy metallic cubes or masses.

QUARTZ                        A glassy silicate and common rock forming mineral
                              (SiO2).

QUARTZ DIORITE                A group of plutonic rocks having the
                              composition of diorite but with appreciable quartz and feldspar, i.e. between 5 and 20%.

QUARTZ GABBRO                 A group of plutonic rocks having the
                              composition of gabbro but with appreciable quartz.

QUARTZ MONZONITE              A medium to coarse grained plutonic rock
                              containing major plagioclase, orthoclase and quartz with minor biotite and hornblende.

QUARTZITE                     A metamorphosed sandstone or rock composed of
                              quartz grains so completely cemented with secondary silica that the rock breaks across or through the grains rather than around them.

REPLACEMENT                   Pertaining to a type of mineral deposit that forms
                              by partial or complete replacement of bedrock constituents by new minerals, generally by the action of hydrothermal fluids.

RESERVE An estimate within specified accuracy limits of the valuable metal or mineral content of known deposit that may be produced under current economic conditions and with present technology.

RESOURCE Pertaining to the quantity or bulk of mineralized material without reference to the economic viability of its extraction (see reserve).

SEDIMENT Fragmental material that originates from weathering of rocks and that is transported by air, water, ice or other natural agents, and that forms in layers on the Earth's surface at ordinary temperatures in a loose, unconsolidated form; e.g. silt, sand, gravel, etc.

SEDIMENTARY ROCK              A rock resulting from the consolidation of
                              loose sediment.

SELECTED SAMPLE               A specimen of a mineralized zone that is
                              not intended to be representative of the deposit as a whole.

SCHIST A strongly foliated rock, formed by dynamic metamorphism, that can be split into thin flakes or slabs due to well developed parallelism of more than 50% of the minerals.

SHEARED A descriptive term for rock that is deformed as a result of stresses that cause or tend to cause parts of a body to slide relative to each other along their plane of contact.

SILICA A generic term for silicon dioxide (SiO2), the most common form of which is quartz.

SILL A concordant sheet of igneous rock lying parallel, or nearly so, to bedding or other planar fabric in the country rock.

SOIL SAMPLING                 (see geochemical sampling).

SPLIT A portion of a rock or soil sample that is separated from the bulk of the original before the analytical process so as to provide material for re-analysis as a check of the accuracy of the original procedure should it be required.

STAIN as in scorodite stain; a thin film of a mineral deposited as part of the weathering process.

STOCK                         An igneous intrusion with less than 40 sq. mi.
                              (100 sq. km.) in surface exposure, usually but not always discordant with respect to country rock.

STOCKWORK                     An intersecting three-dimensional network of veins
                              or veinlets.

SPHALERITE                    A varicoloured sulphide mineral (ZnS), the most
                              important source of zinc.

STRATA                        Beds or layers of rock.

STRIKE The course or bearing of the outcrop of an inclined bed, vein or fault plane on a level surface; the direction of a horizontal line perpendicular to the dip.

STRINGER A mineral veinlet or veinlets that occur in a discontinuous subparallel pattern in the host rock.

STRUCTURAL MAPPING            Geological mapping that focusses in
                              collection of data pertaining to the orientation of beds, faults and fractures as well as other structures that modify the distribution of bedrock and mineralized zones.

SULPHIDE MINERAL              A mineral compound characterized by the
                              linkage of sulphur with a metal or semimetal.

SURFICIAL GEOLOGY             The study or geological mapping of
                              surficial, unconsolidated materials.

TALUS Rock fragments of any size or shape (usually coarse and angular), derived from a steep rocky slope chiefly by gravitational falling, rolling or sliding.

THRESHOLD                     The level, whether determined statistically or
                              arbitrarily, at which a separation is made between anomalous and background geochemical values for a particular data set.

THRUST FAULT                  A fault with a dip of 45 degrees or less
                              over much of its extent, on which the hanging wall appears to have moved upward relative to the footwall.

TRACE Pertaining to assay values; as used in this report, this term refers to gold grades of less than 0.01 oz/ton (0.3 g/t).

TRANSVERSE FAULT              A fault that strikes obliquely or
                              perpendicular to the general structural trend of the region.

TRANSVERSE VEIN               A vein that strikes obliquely or
                              perpendicular to the general structural trend of the region.

TRUEWIDTH                     The width of a vein or other structure measured
                              orthogonal to its strike and dip.

ULTRAMAFIC                    Igneous rocks made mostly of the mafic minerals
                              hypersthene, augite, and/or olivine.

UPPER PROTEROZOIC             The period of geologic time between about 1000 and
                              544 million years before present.

VEIN An epigenetic mineral filling of a fault or other fracture in a host rock, in tabular or sheetlike form, often as a precipitate from a hydrothermal fluid.

VEIN A term used in the [Keno Hill] mining camp to describe quartz vein material and associated fault gouge that are contained within a fault zone.

VEINLET                       A small vein.

VITREOUS                      As pertains to minerals, a glassy luster.

VLF-EM                        An abbreviation for the Very Low
                              Frequency-Electromagnetic geophysical survey technique.

WALL ROCK                     The rock adjacent to, enclosing, or including
                              a vein, layer or dissemination of ore minerals.

WEIGHTED AVERAGE              Value calculated from a number of samples,
                              each of which has been "weighted" by a factor of the individual sample width.

WORKING A general term for any type of excavation carried out during the course of mining or mining exploration.

ZN                            The chemical symbol for zinc.

                                                                      Appendix B
Slave Craton Mining Claims
--------------------------

The following is a list of the mining claims that are covered under our agreement with Tahera:



                                                                                Next
   Tag#         Claim         NTS            Acres          Registered       Anniversary    Type of Property
   Jericho      Mining
   Claims

   ML3793       DJB 19     076-L-04          344.0           09-Jun-99        09-Jun-04           Lease
   ML3794       JD 94      076-L-04         2524.0           09-Jun-99        09-Jun-04           Lease
   ML3795       JD 313     076-L-04         2515.0           09-Jun-99        09-Jun-04           Lease
   ML3796       OD 44      076-L-04          422.0           09-Jun-99        09-Jun-04           Lease
   ML3797       OD 45      076-L-04          325.0           09-Jun-99        09-Jun-04           Lease
   ML3798       OD 61      076-L-04          508.0           09-Jun-99        09-Jun-04           Lease
                                        ----------------
                                            6,638.0
                                        ----------------
Jericho Group
   F31092       JD 92      076-L-04        2,272.60          26-Jan-93        26-Jan-04     Lease Applied For
   F31093       JD 93      076-L-04        2,569.60          26-Jan-93        26-Jan-04     Lease Applied For
   F31095       JD 95      076-L-04        2,363.10          26-Jan-93        26-Jan-04     Lease Applied For
   F31096       JD 96      076-L-04        2,582.50          26-Jan-93        26-Jan-04     Lease Applied For
   F31310       JD 310     076-L-03          632.70          26-Jan-93        26-Jan-04     Lease Applied For
   F31311       JD 311     076-L-03          890.90          26-Jan-93        26-Jan-04     Lease Applied For
   F31312       JD 312     076-L-03        1,144.00          26-Jan-93        26-Jan-04     Lease Applied For
   F31314       JD 314     076-L-03        2,118.10          26-Jan-93        26-Jan-04     Lease Applied For
   F31315       JD 315     076-L-03        2,117.60          26-Jan-93        26-Jan-04     Lease Applied For
                                        ----------------
                                           16,691.10
                                        ----------------

   F35015       OD 25      076-E-13        2,255.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35016       OD 26      076-E-13        2,255.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35017       OD 27      076-E-13        2,165.40          18-Jun-93        18-Jun-04     Lease Applied For
   F35018       OD 28      076-E-13          375.10          18-Jun-93        18-Jun-04     Lease Applied For
   F35019       OD 29      076-E-13          444.20          18-Jun-93        18-Jun-04     Lease Applied For
   F35020       OD 30      076-E-13        2,509.60          18-Jun-93        18-Jun-04     Lease Applied For
   F35021       OD 31      076-E-13        2,548.70          18-Jun-93        18-Jun-04     Lease Applied For
   F35022       OD 32      076-E-13        2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35031       OD 41      076-E-13        2,435.90          18-Jun-93        18-Jun-04     Lease Applied For
   F35032       OD 42      076-E-13        2,435.90          18-Jun-93        18-Jun-04     Lease Applied For
   F35033       OD 43      076-E-13        2,420.80          18-Jun-93        18-Jun-04     Lease Applied For
   F35036       OD 46      076-E-13        2,066.00          18-Jun-93        18-Jun-04     Lease Applied For
   F35037       OD 47      076-E-13        2,029.90          18-Jun-93        18-Jun-04     Lease Applied For
   F35038       OD 48      076-E-13        2,029.90          18-Jun-93        18-Jun-04     Lease Applied For
   F35048       OD 58      076-E-14        2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35049       OD 59      076-E-14        2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35050       OD 60      076-E-14        2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35052       OD 62      076-E-14          508.60          18-Jun-93        18-Jun-04     Lease Applied For
   F35053       OD 63      076-E-14        2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35055       OD 65      076-E-14        2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35065       OD 75      076-E-14        2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
                                       -----------------
                                          44,558.50
                                       -----------------

                                       -----------------
   F45947       DJB 17     076-L-03         160.10           06-Jul-94        06-Jul-04     Lease Applied For
                                       -----------------


Jericho Exploration
                                                                                Next
    Tag#        Claim         NTS           Acres           Registered       Anniversary    Type of Property

   F45635       INU 3      076-E-11         77.50            08-Jun-94        08-Jun-04       Mineral Claim
   F44915       INU 5      076-E-11         217.00           08-Jun-94        08-Jun-04       Mineral Claim
   F44916       INU 6      076-E-11         77.50            08-Jun-94        08-Jun-04       Mineral Claim
                                       -----------------
                                            372.00
                                       -----------------

   F48871        PT 3      076-M-02        2,066.0           16-Dec-94        16-Dec-04       Mineral Claim
   F48872        PT 4      076-M-02        1,833.5           16-Dec-94        16-Dec-04       Mineral Claim
                                       -----------------
                                           3,899.5
                                       -----------------

                                       -----------------
   F65378       KIM 1      076-L-04         67.40            04-Sep-98        04-Sep-04       Mineral Claim
                                       -----------------


   F76144        TA 1       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76145        TA 2       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76146        TA 3       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76147        TA 4       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76148        TA 5       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76149        TA 6       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76150        TA 7       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76151        TA 8       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76152        TA 9       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76153       TA 10       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76154       TA 11       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76155       TA 12       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76156       TA 13       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76157       TA 14       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76158       TA 15       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76159       TA 16       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76160       TA 17       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76161       TA 18       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76162       TA 19       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76163       TA 20       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76164       TA 21       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76165       TA 22       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76166       TA 23       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76167       TA 24       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76168       TA 25       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76169       TA 26       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76170       TA 27       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
                                       -----------------
                                           69,727.5
                                       -----------------
Contwoyto Inuit Owned Lands
                                                                                Next
    Tag#        Claim         NTS           Acres           Registered       Anniversary    Type of Property

CO-08-00-01                076-E-15       20,968.62          01-Jan-95        31-Dec-04       Mineral Claim
CO-08-00-02                076-E-15       19,518.16          01-Jan-95        31-Dec-04       Mineral Claim
CO-08-00-03                076-E-15       12,181.86          01-Jan-95        31-Dec-04       Mineral Claim
CO-08-00-05                076-E-15        4,971.58          31-Dec-99        31-Dec-04       Mineral Claim
CO-08-00-06                076-E-15        7,610.58          31-Dec-00        31-Dec-04       Mineral Claim
                                       -----------------
                                          65,250.80
                                       -----------------

HOOD RIVER CLAIMS - February 2004
   F64824       Hood 3     76-L-10         2582.5            24-Jun-98        24-Jun-06       Mineral Claim
   F64825       Hood 4     76-L-10         2582.5            24-Jun-98        24-Jun-06       Mineral Claim
   F64828      Hood 12     76-L-13         2582.5            24-Jun-98        24-Jun-08       Mineral Claim
   F64829      Hood 14     76-L-13         2582.5            24-Jun-98        24-Jun-08       Mineral Claim
                                      ------------------
                                          10,330.00
                                      ------------------


                                      ------------------
   F48875        PT 7      76-L-15         263.37            16-Dec-94        16-Dec-03       Mineral Claim
                                      ------------------

CO 20 - 00 - 01            76-L-15         6653.08           01-Jan-97        01-Jan-05    IOL - Mineral Claim
CO 20 - 00 - 03 (a)        76-L-14         3008.90           01-Jan-97        01-Jan-05    IOL - Mineral Claim
CO 20 - 00 - 03 (b)        76-L-15         2164.74           01-Jan-97        01-Jan-05    IOL - Mineral Claim
CO 20 - 00 - 04            76-L-15         2901.85           01-Jan-97        01-Jan-05    IOL - Mineral Claim
CO 20 - 01 - 01            76-L-15         6653.08           01-Jan-97        01-Jan-05    IOL - Mineral Claim
                                      ------------------
                                          21,381.64
                                      ------------------

ICE CLAIMS
   F22432       ICE032     76-E-06         2582.5            01-Apr-92        01-Apr-04     Lease Applied For
   F22433       ICE033     76-E-06         2582.5            01-Apr-92        01-Apr-04     Lease Applied For
   F22464       ICE064     76-E-06         2582.5            01-Apr-92        01-Apr-04     Lease Applied For
   F22534       ICE334     76-E-06         2582.5            01-Apr-92        01-Apr-04     Lease Applied For
   F22535       ICE335     76-E-06         2582.5            01-Apr-92        01-Apr-04     Lease Applied For
   F22537       ICE337     76-E-06         2582.5            01-Apr-92        01-Apr-04     Lease Applied For
   ML3464       ICE336     76-E-06         2665.0            14-Feb-96        14-Feb-04           Lease
                                      ------------------
                                          18,160.0
                                      ------------------

DOLLY VARDEN CLAIMS
                                      ------------------
   F23152       DIA 52     76-E-01        2,582.50           28-Apr-04        28-Apr-04     Lease Applied For
                                      ------------------

Rockinghorse Claims - February 2004
   F60840       WC 156     86-I-02          413.2            11-Dec-96        11-Dec-04       Mineral Claim
   F60841       WC 157     86-I-02         1601.15           11-Dec-96        11-Dec-03       Mineral Claim
   F60844       WC 160     86-I-02          826.4            11-Dec-96        11-Dec-06       Mineral Claim
   F60846       WC 162     86-I-02         154.95            11-Dec-96        11-Dec-03       Mineral Claim
   F60847       WC 163     86-I-02         464.85            11-Dec-96        11-Dec-06       Mineral Claim
                                      ------------------
                                          3,460.55
                                      ------------------

Rockinghorse Claims - February 2004 continued
                                                                                Next
    Tag#        Claim        NTS            Acres           Registered       Anniversary    Type of Property
                                      ------------------
   F50064       SKY 1      86-I-02        2,582.50           20-Aug-99        20-Aug-09       Mineral Claim
                                      ------------------

   F58889       PUD 4      86-I-14         2582.5            14-Jun-99        14-Jun-05       Mineral Claim
   F58890       PUD 5      86-I-14         2582.5            14-Jun-99        14-Jun-05       Mineral Claim
   F56909       PUD 24     86-I-14         2582.5            14-Jun-99        14-Jun-05       Mineral Claim
   F66955       PUD 36     86-I-14         2582.5            14-Jun-99        14-Jun-06       Mineral Claim
   F67117       PUD 39     86-I-14         2582.5            14-Jun-99        14-Jun-04       Mineral Claim
   F67118       PUD 40     86-I-14         2582.5            14-Jun-99        14-Jun-04       Mineral Claim
                                      ------------------
                                          15,495.0
                                      ------------------

                                      ------------------
   F58677       DD 24      86-I-13        2,582.50           11-Apr-96        11-Apr-04       Mineral Claim
                                      ------------------

   F62383        KE 5      86-I-10         447.63            14-May-97        14-May-05       Mineral Claim
   F62941        KE 6      86-I-10         416.63            14-May-97        14-May-05       Mineral Claim
   F63306       KE 22      86-I-7          378.77            14-May-97        14-May-05       Mineral Claim
                                      ------------------
                                          1,243.03
                                      ------------------

   F85901       KEN 1      86-I-09         2582.5            20-Apr-99        12-Mar-09       Mineral Claim
   F66045       KEN 5      86-I-09         2100.35           20-Apr-99        12-Mar-09       Mineral Claim
                                      ------------------
                                          4,682.85
                                      ------------------


   F74768       NAP 1      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74769       NAP 2      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74770       NAP 3      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74771       NAP 4      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74772       NAP 5      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74773       NAP 6      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74774       NAP 7      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74775       NAP 8      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74776       NAP 9      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74777       NAP 10     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74778       NAP 11     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74779       NAP 12     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74780       NAP 13     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74781       NAP 14     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75430       NAP 15     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75431       NAP 16     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75432       NAP 17     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75433       NAP 18     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75434       NAP 19     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75435       NAP 20     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75436       NAP 21     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75437       NAP 22     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75438       NAP 23     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75439       NAP 24     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75440       NAP 25     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
Rockinghorse Claims - February 2004 continued
                                                                                Next
    Tag#        Claim        NTS            Acres           Registered       Anniversary    Type of Property
   F75441       NAP 26     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75442       NAP 27     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75443       NAP 28     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75444       NAP 29     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75445       NAP 30     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75446       NAP 31     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75447       NAP 32     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75448       NAP 33     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75449       NAP 34     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75450       NAP 35     86-I-10         831.67            11-Jun-02        11-Jun-04       Mineral Claim
   F75451       NAP 36     86-I-10         1514.99           11-Jun-02        11-Jun-04       Mineral Claim
   F75452       NAP 37     86-I-10         1477.12           11-Jun-02        11-Jun-04       Mineral Claim
   F75453       NAP 38     86-I-10         509.58            11-Jun-02        11-Jun-04       Mineral Claim
   F75454       NAP 39     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75455       NAP 40     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75456       NAP 41     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75457       NAP 42     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75458       NAP 43     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75459       NAP 44     86-I-10         263.74            11-Jun-02        11-Jun-04       Mineral Claim
   F75461       NAP 46     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75462       NAP 47     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75463       NAP 48     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75464       NAP 49     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75465       NAP 50     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75466       NAP 51     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75467       NAP 52     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75468       NAP 53     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75469       NAP 54     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim


   F75470       NAP 55     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75471       NAP 56     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75472       NAP 57     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75473       NAP 58     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75474       NAP 59     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75475       NAP 60     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
                                      ------------------
                                         144,052.10
                                      ------------------

   F74338        TL 8      86-I-11         2029.57           24-Jun-93        13-Mar-04       Mineral Claim
   F74352       TL 22      86-I-11         2582.5            24-Jun-93        13-Mar-04       Mineral Claim
   F74353       TL 23      86-I-11         1019.73           24-Jun-93        13-Mar-04       Mineral Claim
   F74354       TL 24      86-I-11         378.53            24-Jun-93        13-Mar-04       Mineral Claim
   F74355       TL 25      86-I-11         2582.5            24-Jun-93        13-Mar-04       Mineral Claim
   F74356       TL 26      86-I-11         2582.5            24-Jun-93        13-Mar-04       Mineral Claim
   F74366       TL 36      86-I-11          64.72            24-Jun-93        13-Mar-04       Mineral Claim
   F74367       TL 37      86-I-11         255.23            24-Jun-93        13-Mar-04       Mineral Claim
   F74368       TL 38      86-I-11         469.09            24-Jun-93        13-Mar-04       Mineral Claim
   F74369       TL 39      86-I-11         471.17            24-Jun-93        13-Mar-04       Mineral Claim
                                      ------------------
                                          12,435.54
                                      ------------------
                                                                                Next
    Tag#        Claim        NTS            Acres           Registered       Anniversary    Type of Property
                                      ------------------
CO44 -00-01                86-I-11          414.0            01-Jan-97        01-Jan-05    IOL - Mineral Claim
                                      ------------------

   F38623       OK 123     86-I-11         2582.5            18-Jun-93        18-Jun-03     Applied for Lease
   F38627       OK 127     86-I-11         2582.5            18-Jun-93        18-Jun-03     Applied for Lease
   F38628       OK 128     86-I-11         2582.5            18-Jun-93        18-Jun-03        KCEI Lease
   F38629       OK 129     86-I-11         2582.5            18-Jun-93        18-Jun-03     Applied for Lease
   F38648       OK 148     86-I-11         2169.3            18-Jun-93        18-Jun-03     Applied for Lease
   F38649       OK 149     86-I-11         2169.3            18-Jun-93        18-Jun-03     Applied for Lease
   F38652       OK 152     86-I-11         2582.5            18-Jun-93        18-Jun-03     Applied for Lease
   F38653       OK 153     86-I-11         2582.5            18-Jun-93        18-Jun-03     Applied for Lease
   F38654       OK 154     86-I-11         2582.5            18-Jun-93        18-Jun-03     Applied for Lease
   F38665       OK 165     86-I-11         2582.5            18-Jun-93        18-Jun-03     Applied for Lease
                                      ------------------
                                          24,998.60
                                      ------------------

                            Total        471,765.71

Committee Bay Greenstone Belt Claims

The following is a list of our claims in the Committee Bay Greenstone Belt:


Claim name          Claim No.    NTS Sheet         Recording Date          Anniversary Date

Pick 1              F54799       56K/03            16-Oct-02               16-Oct-04
Pick 2              F54798       56K/03            16-Oct-02               16-Oct-04
Pick 3              F54760       56K/03            16-Oct-02               16-Oct-04
EE 1                F54757       56K/06            16-Oct-02               16-Oct-04
EE 2                F54756       56K/06            16-Oct-02               16-Oct-04
EE 3                F54758       56K/06            16-Oct-02               16-Oct-04
K 1                 F60304       56K/11            16-Oct-02               16-Oct-04
K 2                 F60305       56K/11            16-Oct-02               16-Oct-04
ANOR 1              F60306       56K/07            16-Oct-02               16-Oct-04
ANOR 2              F60296       56K/07            16-Oct-02               16-Oct-04
ANOR 3              F60297       56K/07            16-Oct-02               16-Oct-04
ANOR 4              F60298       56K/08            16-Oct-02               16-Oct-04
ANOR 5              F60299       56K/08            16-Oct-02               16-Oct-04
ANOR 6              F60300       56K/08            16-Oct-02               16-Oct-04
CAY 1               F60252       56K/09            16-Oct-02               16-Oct-04
CAY 3               F60254       56K/09            16-Oct-02               16-Oct-04
AA 1                F60249       56J/13            16-Oct-02               16-Oct-04
AA 2                F60250       56J/13            16-Oct-02               16-Oct-04
NN 1                F60307       56K/16            16-Oct-02               16-Oct-04
NN 2                F60251       56O/04            16-Oct-02               16-Oct-04
9001                F60247       56J/14            16-Oct-02               16-Oct-04
9002                F60248       56J/14            16-Oct-02               16-Oct-04
WREN 1              F60231       56J/11            16-Oct-02               16-Oct-04
WREN 2              F60232       56J/14            16-Oct-02               16-Oct-04
WREN 3              F60233       56J/14            16-Oct-02               16-Oct-04
WREN 4              F60234       56J/14            16-Oct-02               16-Oct-04
WREN 5              F60235       56J/14            16-Oct-02               16-Oct-04
WEST                F60212       56K/03            16-Oct-02               16-Oct-04
HOST                F54800       56K/03            16-Oct-02               16-Oct-04
