Form 10QSB
period 2004-09-30
BAY RESOURCES LTD
filed 2004-11-12
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 2004     or
                                  ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number 0-16097
                       -------

                               BAY RESOURCES LTD.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                          98-0079697
-------------------------------                       --------------------
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


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes        X             No
           -----------           ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,711,630 outstanding shares of Common Stock as of September 30, 2004.

    Transitional Small Business Disclosure Format (Check one) Yes ___  No _X_

TABLE OF CONTENTS
                                                                                 PAGE NO
PART I.              FINANCIAL INFORMATION

Item 1               Financial Statements                                            2
Item 2               Management's Discussion and Analysis or Plan of Operations      9
Item 3               Controls and Procedures                                        12

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                              13
Item 2               Changes in Securities and Use of Proceeds                      13
Item 3               Defaults Upon Senior Securities                                13
Item 4               Submission of Matters to a Vote of Security Holders            13
Item 5               Other Information                                              13
Item 6               Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                          14

EXHIBIT INDEX                                                                       15

Exh. 31.1                   Certification                                           16
Exh. 31.2                   Certification                                           18
Exh. 32.1                   Certification                                           20
Exh. 32.2                   Certification                                           21

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTION TO INTERIM FINANCIAL STATEMENTS.

The interim financial statements included herein have been prepared by Bay Resources Ltd. ("Bay Resources" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2004, the results of its operations for the three month periods ended September 30, 2004 and September 30, 2003, and the changes in its cash flows for the three month periods ended September 30, 2004 and September 30, 2003, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2004
                                   (Unaudited)




                                                            A$000's
                                                           ---------
ASSETS

Current Assets:
Cash                                                           167
Receivables                                                    133
Prepayments and Deposits                                       203
                                                           ---------
Total Current Assets                                           503
                                                           ---------
Non Current Assets:
Property and Equipment, net                                     24
                                                           ---------
Total Non Current Assets                                        24
                                                           ---------
Total Assets                                                   527
                                                           =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses                          932
Accounts Payable - Affiliate                                    52
                                                           ---------
Total Current Liabilities                                      984
                                                           ---------
Total Liabilities                                              984
                                                           ---------
Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
25,000,000 shares authorized,
16,714,130 issued and outstanding                                2
Less Treasury Stock at Cost, 2,500 shares                      (20)
Additional Paid-in-Capital                                  29,700
Other Comprehensive Loss                                       (15)
Retained (Deficit)                                         (30,124)
                                                           ---------
Total Stockholders' Equity (Deficit)                          (457)
                                                           ---------
Total Liabilities and Stockholders' Equity (Deficit)           527
                                                           =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                      Three Months Ended September 30 2004,
                             and September 30, 2003
                                   (Unaudited)




                                                       2004             2003
                                                      A$000's          A$000's
                                                     --------         ---------
Revenues:                                            $     --         $     --
                                                     --------         --------
Costs and Expenses:
Exploration Expenditure                                 1,056               9
Interest Expense                                            3              40
Legal, Accounting & Professional                           39              10
Administrative                                            220              65
                                                        1,318             124
                                                     --------         --------
Loss from Operations                                  (1,318)            (124)
Income (Loss) before Income Tax                       (1,318)            (124)
Provision for Income Tax                                   --              --
                                                     --------         --------
Net Income (Loss)                                     (1,318)            (124)
                                                     --------         --------
(Loss) Per Common Equivalent Share                     (0.79)           (0.02)
                                                     --------         --------
Weighted Number of Common
Equivalent Shares Outstanding (in thousands)           16,714            6,345
                                                     --------         --------



              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                             2004         2003
                                                            A$000's      A$000's
                                                           -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                 $(1,318)     $  (124)

Adjustments

Foreign Currency Exchange Gain                                  (1)        --
Depreciation of Plant and Equipment                              2         --
Accrued interest added to principal                              2           40
Net Change in:
Receivables                                                    (46)           1
Prepayments and Deposits                                        38         --
Accounts Payable and Accrued Liabilities                       432          (14)
Accounts Payable - Affiliate                                   (54)           9
                                                           -------      -------
Net Cash Provided (Used) in Operating Activities              (945)         (88)
                                                           -------      -------
CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Plant and Equipment                                 (6)        --
                                                           -------      -------
Net Cash (Used) in Investing Activities                         (6)        --
                                                           -------      -------
CASH FLOW FROM FINANCING ACTIVITIES

Net Borrowings from Affiliates                                --             88
                                                           -------      -------
Net Cash Provided  in Financing Activities                    --             88
                                                           -------      -------
Net (Decrease) in Cash                                        (951)        --

Cash at Beginning of Period                                  1,118            1
                                                           -------      -------
Cash at End of Period                                          167            1
                                                           -------      -------



              The accompanying notes are an integral part of these
                        consolidated financial statements
                                                                               5

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2004


(1)  ORGANISATION

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 48.2% of Bay Resources as of September 30, 2004. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation, formerly 4075251 Canada Inc, a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada.

(2) AFFILIATE TRANSACTIONS

         Bay   Resources   advances  to  and  receives   advances  from  various
affiliates. All advances between consolidated affiliates are eliminated on consolidation.

         Included in accounts payable and accrued liabilities at September 30, 2004 was A$51,883 due to AXIS Consultants, an affiliated management company. During the three months ending September 30, 2004 and 2003, Bay Resources paid management fees to this affiliated management company in the amounts A$30,000 and A$30,000, respectively, and reimbursed AXIS Consultants A$72,000 and A$22,000 for direct costs, including salaries, incurred on behalf of the Company, respectively. At September 30, 2004 and 2003, the Company owed AXIS
Consultants A$51,883 and A$546,846, respectively, for services provided in accordance with the Service Agreement. During the three months ending September 30, 2004 and 2003, AXIS Consultants charged interest of A$1,598 and A$12,736, respectively, on outstanding balances. These entities are affiliated through common management and ownership.

Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30 2003, the Company owed Chevas A$1,239,315 during the three months ending September 30, 2003, Chevas loaned a further A$40,209 and charged A$27,307 in interest to the Company on the loan account. At September 30, 2003 the Company owed Chevas A$1,306,831. The amount owed to Chevas was repaid in full in March 2004. At September 30, 2004 there are no amounts owing to Chevas.

At June 30, 2003, the Company owed Tahera A$1,361. During the three months ending September 30, 2003 Tahera incurred further exploration and administration costs in Canada on behalf of the Company amounting to A$9,130. During the three months ending September 30, 2003 , Tahera did not charge the Company interest on amounts outstanding. At September 30, 2003, the Company owed Tahera $10,491. Mr. JI Gutnick, the President of the Company, ceased to be the President and Chairman of Tahera in October 2003 and the Company's principal stockholder, Edensor Nominees Pty Ltd., of which Mr. Gutnick is a director and shareholder, ceased to be a major stockholder of Tahera in October 2003.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2004

(3) AFFILIATE TRANSACTIONS (CONT'D)


During the year ended June 30, 2003, Mr JI Gutnick paid certain amounts owing to Tahera on behalf of the Company and at September 30, 2003, the amount of $47,000 was owing to Mr Gutnick. This amount was repaid in March 2004.

Quantum Resources Limited ("QUR"), a company associated with the President of the Company, Mr J I Gutnick, incurred certain costs on behalf of the Company amounting to A$43,941 in respect to the Company's activities in Tibet China as a result of QUR's contacts in China. This amount remained outstanding and is included in accounts payable and accrued expenses at September 30, 2003. The amount was repaid in March 2004.

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

Interest expense incurred on loans and advances due to affiliated entities approximated A$3,000 and A$40,000 in the quarters ended September 30, 2004 and 2003, respectively.

(4) GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bay Resources as a going concern. Bay Resources has sustained recurring losses and has a net working capital deficiency which raises substantial doubts as to its ability to continue as going concerns. However,Bay Resources anticipates that it will be able to defer repayment of obligations until it has sufficient liquidity to enable these loans to be repaid or other arrangements to be put in place. In addition Bay Resources has historically relied on loans and advances from corporations affiliated with the President of Bay Resources. Based on discussions with these affiliate companies, Bay Resources believes this source of funding will continue to be available. Other than the arrangements noted above, Bay Resources has not confirmed any other arrangement for ongoing funding. As a result Bay Resources may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2004

 (5) INCOME TAXES

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

(6) CONTINGENT LIABILITIES

The Company has received an invoice from a corporation that conducted the pegging of the claims in Canada on behalf of the Company. A number of claims that were pegged were not ultimately issued to the Company due to a number of errors by the pegging Company. The Company had advised the pegging company that it does not believe any further payments are due to the pegging company as a result of the economic loss incurred by Bay Resources. The Company believes that if it is unsuccessful in defending any claim that is brought against it, the maximum potential liability is CDN$59,000. No accrued liability has been recorded in the accompanying financial statement pending the ultimate disposition of this matter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FUND COSTS CONVERSION

The consolidated statements of operations and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in Australian dollars unless otherwise stated.

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

         3 months  ended  September  30, 2003  A$1.00 = US$.6802
         3 months  ended  September  30, 2004  A$1.00 = US$.7168
         3 months  ended  September  30, 2003  A$1.00 = CDN$.9103
         3 months  ended  September  30, 2004  A$1.00 = CDN$.9172

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30 2003.

Costs and expenses increased from A$124,000 in the three months September 30, 2003 to A$1,318,000 in the three months ended September 30, 2004. The Company's financial statements are prepared in Australian dollars (A$). Since September 30, 2003 the A$ compared to the United States dollar (US$) has appreciated by 5.4%. A number of the costs and expenses of the Company are incurred in US$ and the conversion of these costs to A$ means that the comparison of September 2004 to 2003 does not always present a true comparison. The increase in expenses is a net result of:

     a) a decrease in interest expense from A$40,000 for the three months ended September 30, 2003 to A$3,000 for the three months ended September 30, 2004 as all long term debt was converted into equity in March 2004 and the Company raised funds through the issue of shares and warrants in March 2004 to fund the Company's operations. During the 2003 quarter, the interest rate of 8.60% was charged on outstanding amounts by Chevas which did not change. Chevas is a company associated with Mr. J.I. Gutnick, our President, which provided funding for the Company's operations during the prior year. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged interest at a rate between 10.10% and 10.60% for fiscal 2004 compared to 9.60% and 10.10% for fiscal 2003.

     b) an increase in legal, accounting and professional expense from A$10,000 for the three months ended September 30, 2003 to A$39,000 for the three months ended September 30, 2004 as a result of the increase in accounting fees in the three months ending September 30, 2004 compared to the three months ending September 30, 2003 and a quarterly accrual for the annual audit; an annual fee for the maintenance of records by the external share registrar to do with the reverse stock split that occurred in 1999 and an increase in legal fees in relation to discussions with external financiers and the preparation of a Form SB-2 to register securities issued during a private placement in March 2004.

     c) an increase in administrative costs including salaries from A$65,000 in the three months ended September 30, 2003 to A$220,000 in the three months ended September 30, 2004 as a result of the costs of engaging a consultant to undertake business development and investor relations work for the Company and associated business expenses of A$50,000; the costs of negotiation with external funding sources of A$7,000; amounts charged by Canaccord to cover due diligence and other costs prior to Canaccord agreeing to act as sponsor for the Company's Toronto Venture Exchange ("TSX-V") listing in Canada of A$39,000; an increase in direct costs, including salaries, charged to the Company by AXIS Consultants as a result of the increase in activity of the Company of A$50,000; and a quarterly allocation of the insurance costs for Canada to cover the exploration programme of A$11,000. Other than the direct costs charged by AXIS Consultants, there was no comparable cost in the prior comparable quarter.

     d) an increase in the exploration expenditure expense from $9,000 for the three months ended September 30, 2003 to $1,056,000 for the three months ended September 30, 2004. In March 2004, we appointed a Vice President Exploration in Canada and commenced the exploration program on the Committee Bay Properties. These properties are in Nunavet in an isolated area and exploration can only be undertaken between June and August each year due to ground conditions. Exploration is costly as we were required to hire and construct a temporary camp which also had to be transported by charter flight. All supplies and temporary employees also needed to be transported to the temporary camp by charter flights and/or helicopter. The properties are located approximately 100 kilometers from the camp and employees are transported by helicopter daily from camp to the exploration site. For the 3 months ended September 2003, exploration in Canada related to monitoring the staking of claims in the Committee Bay Greenstone Belt at a cost of A$9,000.

As a result of the foregoing, the loss from operations increased from A$124,000 for the three months ended September 30, 2003 to A$1,318,000 for the three months ended September 30, 2004.

The net loss was A$1,318,000 for the three months ended September 30, 2004 compared to a net loss of A$124,000 for the thee months ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

For the September quarter of 2004, net cash used in operating activities was A$945,000 primarily consisting of the net loss for the quarter of A$1,318,000; increases in accounts payable and accrued expenses of A$432,000; a reduction of prepayments and deposits of A$38,000; a decrease in accounts payable - affiliates of A$54,000 and an increase in receivables of A$46,000. Net cash used in investing activities consisted of a A$6,000 purchase of plant and equipment.

As of September 30, 2004 the Company had short-term obligations of A$984,000 comprising accounts payable, accrued expenses and a short term loan from an affiliate.

We have A$167,000 in cash at September 30, 2004. We are investigating the possibility of raising cash flow through money in Canada for exploration purposes.

We have been preparing a listing application for the dual listing of our shares of common stock on TSX-V. The listing application was lodged with TSX-V in June 2004 and we are currently in the process of responding to questions raised by TSX-V. We believe that a dual listing of our shares of common stock will provide liquidity in our shares. There can be no assurance that the dual listing on TSX-V will eventuate or that such listing will create an increase in the volume of trading of our shares of common stock.

The Company anticipates that it will be able to defer repayment of certain of its short-term loan commitments, until it has sufficient liquidity to enable these loans to be repaid, of which there can be no assurance. In addition the Company has historically relied upon loans and advances from affiliates to meet a significant portion of the Company's cash flow requirements which the Company believes, based on discussions with such affiliates, will continue to be available during fiscal 2005.

Other than the arrangements, above the Company has not confirmed any further arrangements for ongoing funding. As a result, the Company will be required to raise funds from additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

The Company will require substantial additional capital over the next year in order to satisfy existing liabilities and to provide funding to achieve its current business plan. Failure to obtain such capital could adversely impact the Company's operations and prospects.

CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-QSB's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-QSB report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, and movements in the foreign exchange rate. Additional information which could affect the Company's financial results is included in the Company's Form 10-KSB on file with the Securities and Exchange Commission.

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


     31.1 Certification   of   Chief   Executive   Officer   required   by  Rule
          13a-14(a)/15d-14(a) under the Exchange Act

     31.2 Certification   of   Chief   Financial   Officer   required   by  Rule
          13a-14(a)/15d-14(a) under the Exchange Act

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

         (b) The Company did not file any Report on Form 8-K during the three months ended September 30, 2004.

                                  (FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned the reinto duly authorised.

                                        BAY RESOURCES LTD.

                                        By: /s/ Joseph I. Gutnick
                                        -------------------------------------
                                        Joseph I. Gutnick
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                        By: /s/ Peter Lee
                                        -------------------------------------
                                        Peter Lee
                                        Peter Lee, Director, Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Dated November 12, 2004

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