Form 10QSB
period 2004-12-31
BAY RESOURCES LTD
filed 2005-02-15
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2004 or

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

     Registrant's telephone number, including area code
                              0ll (613) 8532 2860
                              -------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,711,630 outstanding shares of Common Stock as of December 31, 2004.

    Transitional Small Business Disclosure Format (Check one) Yes [_] No [X]

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of December 31, 2004, the results of its operations for the three and six month periods ended December 31, 2004 and December 31, 2003, and the changes in its cash flows for the six month periods ended December 31, 2004 and December 31, 2003, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2004
                                   (Unaudited)

                                                        A$000's
ASSETS

Current Assets:
Cash                                                         1
Receivables                                                136
Prepayments and Deposits                                   111
                                                       -------
Total Current Assets                                       248
                                                       -------
Non Current Assets:
Property and Equipment, net                                 21
                                                       -------
Total Non Current Assets                                    21
                                                       -------
Total Assets                                               269
                                                       =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
Accounts Payable and Accrued Expenses                      511
Short Term Loan - Affiliate                                577
                                                       -------
Total Current Liabilities                                1,088
                                                       -------
Total Liabilities                                        1,088
                                                       -------

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
25,000,000 shares authorized,
16,714,130 issued and outstanding                            2
Less Treasury Stock at Cost, 2,500 shares                  (20)
Additional Paid-in-Capital                              29,700
Other Comprehensive Loss                                    --
Retained (Deficit)                                     (30,501)
                                                       -------
Total Stockholders' Equity (Deficit)                      (819)
                                                       -------
Total Liabilities and Stockholders' Equity (Deficit)       269
                                                       =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                  Three and Six Months Ended December 31 2004,
                              and December 31, 2003
                                   (Unaudited)

                                                Three      Three         Six          Six
                                                Months     Months       Months       Months
                                                 Ended      Ended        Ended       Ended
                                                Dec 31,     Dec 31,     Dec 31,     Dec. 31,
                                                 2004        2003        2004        2003
                                                A$000's     A$000's     A$000's     A$000's
Revenues:                                      $     --    $     --    $     --    $     --
                                               --------    --------    --------    --------

Costs and Expenses:

Exploration Expenditure                             132          17       1,188          26
Interest Expense, net                                 2          45           5          85
Legal, Accounting & Professional                     47          17          86          27
Administrative                                      196          76         416         139
                                               --------    --------    --------    --------
                                                    377         155       1,695         277
                                               --------    --------    --------    --------
Loss from Operations                               (377)       (155)     (1,695)       (277)
                                               --------    --------    --------    --------

Income (Loss) before Income Tax                    (377)       (155)     (1,695)       (277)

Provision for Income Tax                             --          --          --          --
                                               --------    --------    --------    --------
Net Income (Loss)                                  (377)       (155)     (1,695)       (277)
                                               --------    --------    --------    --------
(Loss) Per Common Equivalent Share             $   (.02)   $   (.02)   $   (.10)   $   (.04)
                                               --------    --------    --------    --------
Weighted Number of Common
Equivalent Shares Outstanding (in thousands)     16,714       6,345      16,714       6,345
                                               --------    --------    --------    --------



              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                     2004        2003
                                                    A$000's     A$000's
                                                    -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                          (1,695)      (277)

Adjustments

Foreign Currency Exchange Loss                           9         --
Depreciation of Plant and Equipment                      5         --
Accrued interest added to principal                      7         85
Net Change in:
Receivables                                            (49)        --
Prepayments and Deposits                               130         --
Accounts Payable and Accrued Liabilities                16         (9)
                                                   -------    -------

Net Cash Provided (Used) in Operating Activities    (1,577)      (201)
                                                   -------    -------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Plant and Equipment                         (6)        --
                                                   -------    -------

Net Cash (Used) in Investing Activities                 (6)        --
                                                   -------    -------

CASH FLOW FROM FINANCING ACTIVITIES

Net Borrowings from Affiliates                         466        205
                                                   -------    -------

Net Cash Provided  in Financing Activities             466        205
                                                   -------    -------

Net Increase (Decrease) in Cash                     (1,117)         4

Cash at Beginning of Period                          1,118          1
                                                   -------    -------

Cash at End of Period                              $     1    $     5
                                                   -------    -------


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

(1)  Organisation
-----------------

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 41.3% of Bay Resources as of December 31, 2004, 2004. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation, formerly 4075251 Canada Inc, a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada.

(2)  Affiliate Transactions
---------------------------

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

During the six months ending December 31, 2004 and 2003, Bay Resources paid management fees to AXIS Consultants ("AXIS"), an affiliated management company, in the amounts A$60,000 and A$60,000, respectively, reimbursed AXIS A$145,779 and A$14,484 for direct costs, including salaries, incurred on behalf of the Company, respectively and paid an amount of A$105,120 owing to AXIS at June 30,2004. At December 31, 2004 and 2003, the Company owed AXIS A$nil and A$623,707, respectively, for services provided in accordance with the Service Agreement. During the six months ending December 31, 2004 and 2003, AXIS charged interest of A$4,613 and A$27,530, respectively, on outstanding balances. AXIS is affiliated through common management and ownership.

Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. During the six months ending December 31, 2004, Wilzed loaned the Company A$574,078 and charged interest of A$2,729. At December 31, 2004, the Company owed Wilzed A$576,807.

Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30 2003, the Company owed Chevas A$1,239,315. During the six months ending December 31, 2003, Chevas loaned a further A$85,209 and charged A$57,775 in interest to the Company on the loan account. At December 31, 2003 the Company owed Chevas A$1,382,299. The amount owed to Chevas was repaid in full in March 2004. At December 31, 2004 there are no amounts owing to Chevas.

At June 30, 2003, the Company owed Tahera A$1,361. During the six months ending December 31, 2003 Tahera incurred further exploration and administration costs in Canada on behalf of the Company amounting to A$9,130. During the six months ending December 31, 2003 , Tahera did not charge the Company interest on amounts outstanding. At December 31, 2003, the Company owed Tahera $1,339. Mr. JI Gutnick, the President of the Company, ceased to be the President and Chairman of Tahera in October 2003 and the Company's principal stockholder, Edensor Nominees Pty Ltd., of which Mr. Gutnick is a director and shareholder, ceased to be a major stockholder of Tahera in October 2003.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


(3)  Affiliate Transactions (Cont'd)
------------------------------------


During the year ended June 30, 2003, Mr JI Gutnick paid certain amounts owing to Tahera on behalf of the Company and at December 31, 2003, the amount of $47,000 was owing to Mr Gutnick. This amount was repaid in March 2004.

Quantum Resources Limited ("QUR"), a company associated with, Mr J I Gutnick, incurred certain costs on behalf of the Company during the six months ended December 31, 2003 amounting to A$43,941 in respect to the Company's activities in Tibet China as a result of QUR's contacts in China. This amount remained outstanding and was included in accounts payable and accrued expenses at December 31, 2003. The amount was repaid in March 2004.

Kerisridge Pty Ltd, an entity associated with Mr J I Gutnick, loaned the Company A$2,273,186 in March 2004 for the purpose of repaying long term debt. On March 31, 2004, Kerisridge agreed to convert all of the debt owed to them into common stock and warrants of the Company. The Company issued 1,753,984 shares of common stock and 1,753,984 warrants exercisable at US$1.30 per share and at any time up to March 31, 2006 in full repayment of the $2,273,186 owing to Kerisridge.

On February 19, 2004 Edensor Nominees Pty Ltd ("Edensor") advised the Company that it was exercising the 6,000,000 options for common stock of the Company it held utilizing the cashless exercise feature of the terms and conditions of the issue of the options. The Company issued 5,142,857 shares of common stock to Edensor on March 3, 2004 as a result of the exercise of the options.

Interest expense incurred on loans and advances due to affiliated entities approximated A$7,342 and A$85,305 in the six months ended December 31, 2004 and 2003, respectively.

(4)  Going Concern
------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Bay Resources as a going concern. Bay Resources is in the exploration stage, has sustained recurring losses and has a net working capital deficiency which raises substantial doubts as to its ability to continue as a going concern. However, Bay Resources anticipates that it will be able to defer repayment of obligations until it has sufficient liquidity to enable these loans to be repaid or other arrangements to be put in place. In addition Bay Resources has historically relied on loans and advances from corporations affiliated with the President of Bay Resources. Based on discussions with these affiliate companies, Bay Resources believes this source of funding will continue to be available. Other than the arrangements noted above, Bay Resources has not confirmed any other arrangement for ongoing funding. As a result Bay Resources may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

(5)  Income Taxes
-----------------

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

(6)  Contingent Liabilities
---------------------------

The Company has received an invoice from a corporation that conducted the pegging of the claims in Canada on behalf of the Company. A number of claims that were pegged were not ultimately issued to the Company due to a number of errors by the pegging Company. The Company had advised the pegging company that it does not believe any further payments are due to the pegging company as a result of the economic loss incurred by Bay Resources. The Company believes that if it is unsuccessful in defending any claim that is brought against it, the maximum potential liability is CDN$59,000. No accrued liability has been recorded in the accompanying financial statements pending the ultimate disposition of this matter.

(7)  Employment Contract
------------------------

In October 2004, the Company entered into an employment agreement with a new Chief Operating Officer. The agreement expires on December 31, 2006 and provides for an annual salary of US$110,000. As part of this employment contract, the Company granted options to purchase 750,000 shares of the Company common stock at US$1.00 per share (see Note 8). The 750,000 options vest as follows: 250,000 immediately, 250,000 on September 1, 2005 and 250,000 on December 31, 2006. The issue of the second 250,000 and third 250,000 options are subject to availability of options in the Stock Option Plan.

(8)  Events Subsequent to Balance Date
--------------------------------------

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 1,400,000 options and up to a further 500,000 options to acquire shares of common stock in the Company, at an exercise price of US$1.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2005, 333,334 vest on January 27, 2006 and the balance of 333,335 vest on July 27, 2006. If the additional 500,000 options are granted, they will vest 250,000 on October 31, 2005 and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock.

The Company plans to account for stock-based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, compensation cost is generally recognized on the date of grant based on the difference, if any, between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("SAS 123 (R)"), Share-Based Payments. SAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. For public entities that file as small business issuers SFAS 123 (R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not completed its evaluation of the effect that SFAS 123 (R) will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

         6 months ended December 31, 2003 A$1.00 = US$0.68
         6 months ended December 31, 2004 A$1.00 = US$0.78
         6 months ended December 31, 2003 A$1.00 = CDN$0.97
         6 months ended December 31, 2004 A$1.00 = CDN$0.94

RESULTS OF OPERATION

Three Months Ended December 31, 2004 vs. Three Months Ended December 31 2003.

Costs and expenses increased from A$155,000 in the three months December 31, 2003 to A$377,000 in the three months ended December 31, 2004. The Company's financial statements are prepared in Australian dollars (A$). Since December 31, 2003 the A$ compared to the United States dollar (US$) has appreciated by 14.7%. A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of December 2004 to 2003 does not always present a true comparison. The increase in expenses is a net result of:

      a) a decrease in interest expense from A$45,000 for the three months ended December 31, 2003 to A$2,000 for the three months ended December 31, 2004 as all long term debt was converted into equity in March 2004 and the Company raised funds through the issue of shares and warrants in March 2004 to fund the Company's operations. During the 2003 quarter, the interest rate of 8.60% was charged on outstanding amounts by Chevas. Chevas is a company associated with Mr. J.I. Gutnick, our President, which provided funding for the Company's operations during the prior year. AXIS Consultants provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS Consultants charged interest at a rate of 10.60% for fiscal 2004 compared to 9.60% and 10.10% for fiscal 2003.

      b) an increase in legal, accounting and professional expense from A$17,000 for the three months ended December 31, 2003 to A$47,000 for the three months ended December 31, 2004 as a result of an increase in legal fees in relation to discussions with external financiers and the preparation of a listing of the Company's securities on the Toronto Venture Exchange.

      c) an increase in administrative costs including salaries from A$76,000 in the three months ended December 31, 2003 to A$196,000 in the three months ended December 31, 2004 as a result of the increase in the direct costs reimbursed to AXIS Consultants from A$20,000 for the three months ended December 31, 2003 to A$70,000 for the three months ended December 31, 2004, the costs of our Chief Operating Officer who undertakes business development, capital raising and investor relations work for the Company and associated business expenses of A$41,000 (2003: $25,000 as he was employed as a consultant from November 2003); the costs of preparation, lodgement with the SEC and printing of documentation forwarded to shareholders for the 2004 annual general meeting and a quarterly allocation of the insurance costs for Canada to cover the exploration programme of A$14,000. There was no comparable cost in the prior comparable quarter for the annual general meeting and insurance.

      d) an increase in the exploration expenditure expense from $17,000 for the three months ended December 31, 2003 to $132,000 for the three months ended December 31, 2004. In March 2004, we appointed a Vice President Exploration in Canada and commenced the exploration program on the Committee Bay and Slave Properties. These properties are in Nunavet in an isolated area and exploration can only be undertaken between June and September each year due to ground conditions. Exploration is costly as we were required to hire and construct a temporary camp which also had to be transported by charter flight. All supplies and temporary employees also needed to be transported to the temporary camp by charter flights and/or helicopter. The properties are located approximately 100 kilometers from the camp and employees are transported by helicopter daily from camp to the exploration site. For the three months ended December 2003, exploration in Canada related to monitoring the staking of claims in the Committee Bay Greenstone Belt at a cost of A$17,000. For the three months ended December 2004, exploration in Canada amounted to the receipt of assay results and assessment of the field programme.

As a result of the foregoing, the loss from operations increased from A$155,000 for the three months ended December 31, 2003 to A$377,000 for the three months ended December 31, 2004.

The net loss was A$155,000 for the three months ended December 31, 2003 compared to a net loss of A$377,000 for the thee months ended December 31, 2004.

Six Months Ended December 31, 2004 vs. Six Months Ended December 31, 2003.

Costs and expenses increased from A$277,000 in the six months December 31, 2003 to A$1,695,000 in the six months ended December 31, 2004. The Company's financial statements are prepared in Australian dollars (A$). Since December 31, 2003 the A$ compared to the United States dollar (US$) has appreciated by 14.7%. A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of December 2004 to December 2003 does not always present a true comparison. The increase in expenses is a net result of:

      a) an decrease in interest expense from A$85,000 for the six months ended December 31, 2003 to A$5,000 for the six months ended December 31, 2004 as all long term debt was converted into equity in March 2004 and the Company raised funds through the issue of shares and warrants in March 2004 to fund the Company's operations. During the 2003 period, the interest rate of 8.60% was charged on outstanding amounts by Chevas. Chevas is a company associated with Mr. J.I. Gutnick, our President, which provided funding for the Company's operations during the prior year. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged interest at a rate of 10.60% for fiscal 2004 compared to 9.60% and 10.10% for fiscal 2003

      b) an increase in legal, accounting and professional expense from A$27,000 for the six months ended December 31, 2003 to A$86,000 for the six months ended December 31, 2004 as a result of an increase in legal fees in relation to discussions with external financiers and the preparation of a listing of the Company's securities on the Toronto Venture Exchange .

      c) an increase in administrative costs including salaries from A$139,000 in the six months ended December 31, 2003 to A$416,000 in the six months ended December 31, 2004 as a result of the increase in the direct costs reimbursed to AXIS Consultants from A$37,000 for the six months ended December 31, 2003 to A$190,000 for the six months ended December 31, 2004, the costs of our Chief Operating Officer who undertakes business development, capital raising and investor relations work for the Company and associated business expenses of A$91,000 (2003: $25,000 as he was employed as a consultant from November 2003); the costs of preparation, lodgement with the SEC and printing of documentation forwarded to shareholders for the 2004 annual general meeting and the six monthly allocation of the insurance costs for Canada to cover the exploration programme of A$25,000. There was no comparable cost in the prior comparable period for the annual general meeting and insurance as the Company has only taken out insurance since it commenced its exploration activities and the prior annual shareholders approval occurred in June 2003.

      d) an increase in the exploration expenditure expense from A$26,000 for the six months ended December 31, 2003 to A$1,188,000 for the six months ended December 31, 2004. In March 2004, we appointed a Vice President Exploration in Canada and commenced the exploration program on the Committee Bay Properties and Slave Properties. These properties are in Nunavet in an isolated area and exploration can only be undertaken between June and September each year due to ground conditions. Exploration is costly as we were required to hire and construct a temporary camp which also had to be transported by charter flight. All supplies and temporary employees also needed to be transported to the temporary camp by charter flights and/or helicopter. The properties are located approximately 100 kilometers from the camp and employees are transported by helicopter daily from camp to the exploration site. For the six months ended December 2003, exploration in Canada related to monitoring the staking of claims in the Committee Bay Greenstone Belt at a cost of A$17,000. In the six months ended December 2004, we completed field programs at both properties at a cost during the six month period of A$1,188,000.

As a result of the foregoing, the loss from operations increased from A$277,000 for the six months ended December 31, 2003 to A$1,695,000 for the six months ended December 31, 2004.

The net loss was A$277,000 for the six months ended December 31, 2003 compared to a net loss of A$1,695,000 for the six months ended December 31, 2004.

Liquidity and Capital Resources

For the six months ended December 31, 2004, net cash used in operating activities was A$1,577,000 primarily consisting of the net loss for the six months ended December 31, 2004 of A$1,693,000; increases in accounts payable and accrued expenses of A$16,000; a reduction of prepayments and deposits of A$130,000; an increase in receivables of A$49,000. Net cash used in investing activities consisted of a A$6,000 purchase of plant and equipment. Net cash from financing activities was A$466,000 being an increase in borrowing from affiliates to fund activities.

As of December 31, 2004 the Company had short-term obligations of A$1,088,000 comprising accounts payable, accrued expenses and a short term loan from an affiliate.

We have A$1,000 in cash at December 31, 2004. We are investigating the possibility of raising cash flow through money in Canada for exploration purposes.

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

Other than the arrangements above, the Company has not confirmed any further arrangements for ongoing funding. As a result, the Company will be required to raise funds from additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

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

         (b) The Company filed a Report on Form 8-K on October 15, 2004 with respect to Items 5.02 and 8.01..

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

                      Dated February 11, 2005

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