Form 10QSB
period 2005-03-31
BAY RESOURCES LTD
filed 2005-05-13
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,711,630 outstanding shares of Common Stock as of March 31, 2005.

    Transitional Small Business Disclosure Format (Check one) Yes      No  X
                                                                 -----   -----

Table Of Contents

                                                                         PAGE NO
                                                                         -------
PART I.       FINANCIAL INFORMATION

Item 1        Financial Statements                                          2
Item 2        Management's Discussion and Analysis or Plan of Operations   11
Item 3        Controls and Procedures                                      16

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                            17
Item 2        Changes in Securities and Use of Proceeds                    17
Item 3        Defaults Upon Senior Securities                              17
Item 4        Submission of Matters to a Vote of Security Holders          17
Item 5        Other Information                                            17
Item 6        Exhibits and Reports on Form 8-K                             17


SIGNATURES                                                                 18

EXHIBIT INDEX                                                              19

Exh. 31.1         Certification                                            20
Exh. 31.2         Certification                                            22
Exh. 32.1         Certification                                            24
Exh. 32.2         Certification                                            25

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2005, the results of its operations for the three and nine month periods ended March 31, 2005 and March 31, 2004, and the changes in its cash flows for the nine month periods ended March 31, 2005 and March 31, 2004, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

                                                                         A$000's
                                                                         -------
ASSETS

Current Assets:
Cash                                                                          1
Receivables                                                                 132
Prepayments and Deposits                                                     93
                                                                        -------

Total Current Assets                                                        226
                                                                        -------

Non Current Assets:
Property and Equipment, net                                                  19
                                                                        -------
Total Non Current Assets                                                     19
                                                                        -------
Total Assets                                                                245
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses                                       480
Short Term Loan - Affiliate                                                 817
                                                                        -------
Total Current Liabilities                                                 1,297
                                                                        -------
Total Liabilities                                                         1,297
                                                                        -------

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
25,000,000 shares authorized,
16,714,130 issued                                                             2
Less Treasury Stock at Cost, 2,500 shares                                   (20)
Additional Paid-in-Capital                                               30,275
Deferred Compensation                                                      (324)
Other Comprehensive Loss                                                     (4)
Retained (Deficit)                                                      (30,981)
                                                                        -------
Total Stockholders' Equity (Deficit)                                     (1,052)
                                                                        -------
Total Liabilities and Stockholders' Equity (Deficit)                        245
                                                                        =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                   Three and Nine Months Ended March 31 2005,
                               and March 31, 2004
                                   (Unaudited)


                                               Three       Three        Nine        Nine
                                              Months      Months      Months      Months
                                               Ended       Ended       Ended       Ended
                                           March 31,   March 31,   March 31,   March 31,
                                                2005        2004        2005        2004
                                             A$000's     A$000's     A$000's     A$000's

Revenues:                                  $      --   $      --   $      --   $      --
                                           ---------   ---------   ---------   ---------
Costs and Expenses:

Exploration Expenditure                         45           61        1,233           87
Interest Expense, net                           19           40           24          125
Stock Based Compensation                       251           --          251           --
Legal, Accounting & Professional                31           12          117           40
Administrative                                 139          176          555          297
                                           -------      -------      -------      -------

                                               485          289        2,180          549
                                           -------      -------      -------      -------

Loss from Operations                          (485)        (289)      (2,180)        (549)
Foreign Currency Exchange Gain                   5           --            5           --
                                           -------      -------      -------      -------

Income (Loss) before Income Tax               (480)        (289)      (2,175)        (549)

Provision for Income Tax                        --           --           --           --
                                           -------      -------      -------      -------
Net Income (Loss)                             (480)        (289)      (2,175)        (549)
                                           -------      -------      -------      -------
Net (Loss) Per Common Equivalent Share     $  (.03)     $  (.03)     $  (.13)     $  (.08)
                                           -------      -------      -------      -------
Weighted Number of Common
Equivalent Shares Outstanding (in
thousands)                                  16,714        8,302       16,714        6,992
                                           -------      -------      -------      -------



              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                  March 1, 2005


                                                                                                              Other
                                         Common      Treasury     Additional    Retained      Deferred       Compreh
                                         Stock       Stock, at     Paid-in      Earnings      Compens         ensive
                             Shares      Amount        Cost        Capital      (Deficit)       ation          Loss         Total
                             ------      ------       ------       -------      --------      --------         ----         -----
                              000's      A$000's      A$000's       A$000's       A$000's       A$000's       A$000's      A$000's
Balance June 30, 2002         6,347     $      1     $    (20)     $ 25,175      $(26,402)           --            --      $ (1,246)

Net loss                         --           --           --            --          (681)           --            --          (681)
                           --------     --------     --------      --------      --------      --------      --------      --------

Balance June 30, 2003         6,347     $      1     $    (20)     $ 25,175      $(27,083)           --            --      $ (1,927)

Issuance of 1,753,984         1,754           --           --         2,273            --            --            --         2,273
shares and warrants in
lieu of debt repayment

Sale of 1,670,000 shares      1,670           --           --         2,253            --            --            --         2,253
and warrants

Issuance of 6,943,057         6,943            1           --            (1)           --            --            --            --
shares on cashless
exercise of options

Net unrealised loss on           --           --           --            --            --            --            (9)           (9)
foreign exchange

Net (loss)                       --           --           --            --        (1,723)           --            --        (1,723)
                           --------     --------     --------      --------      --------      --------      --------      --------
Balance June 30, 2004        16,714     $      2     $    (20)     $ 29,700      $(28,806)           --            (9)     $    867

Issuance of 1,400,000            --           --           --           575            --          (575)           --            --
options under 2004 Stock
Option Plan

Amortisation of 1,400,000        --           --           --            --            --           251            --           251
options issued under 2004
Stock Option Plan

Net unrealized gain on           --           --           --            --            --            --             5             5
foreign exchange

Net (loss)                       --           --           --            --        (2,175)           --            --        (2,175)
                           --------     --------     --------      --------      --------      --------      --------      --------
Balance March 31, 2005       16,714     $      2     $    (20)     $ 30,275      $(30,981)     $   (324)     $     (4)     $ (1,052)
                           --------     --------     --------      --------      --------      --------      --------      --------


                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                              2005        2004
                                                             A$000's     A$000's
                                                             -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                   (2,175)       (549)

Adjustments

Foreign Currency Exchange Gain                                   (5)         --
Depreciation of Plant and Equipment                               7          --
Accrued interest added to principal                              24         125
Options Issued for Stock Based Compensation                     251          --
Net Change in:
Receivables                                                     (45)        (11)
Prepayments and Deposits                                        148          --
Accounts Payable and Accrued Expenses                            (5)          1
                                                             ------      ------

Net Cash Provided (Used) in Operating Activities             (1,800)       (434)
                                                             ------      ------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Plant and Equipment                                  (6)         (4)
                                                             ------      ------

Net Cash (Used) in Investing Activities                          (6)         (4)
                                                             ------      ------

CASH FLOW FROM FINANCING ACTIVITIES
Short-Term Loan - Affiliate                                      --          62
Proceeds from issued shares of common stock                      --       2,273
Net Borrowings from Affiliates                                  689      (1,897)
                                                             ------      ------

Net Cash Provided by Financing Activities                       689         438
                                                             ------      ------
Net Increase (Decrease) in Cash                              (1,117)         --

Cash at Beginning of Period                                   1,118           1
                                                             ------      ------
Cash at End of Period                                             1           1
                                                             ------      ------
Supplementary Disclosures

Interest Paid                                                    --         125
Conversion of debt to equity - 1,753,984 shares                  --       2,273
Stock Options recorded as Deferred Compensation                 575          --


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

(1) Organisation

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 44.2% of Bay Resources as of March 31, 2005. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation, formerly 4075251 Canada Inc, a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada.

(2) Affiliate Transactions

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

During the nine months ending March 31, 2005 and 2004, AXIS Consultants Pty Ltd ("AXIS"), an affiliated management company, billed Bay Resources for management fees in the amounts A$90,000 and A$180,000, respectively and A$195,179 and A$169,986 for direct costs, including salaries, incurred on behalf of the Company. Bay Resources paid an amount of A$243,500 and A$675,253 to AXIS during the nine months to March 31, 2005 and 2004, respectively. At March 31, 2005 and 2004, the Company owed AXIS A$191,469 and A$41,468, respectively, for services provided in accordance with the Service Agreement. During the nine months ending March 31, 2005 and 2004, AXIS charged interest of A$7,665 and A$41,868, respectively, on outstanding balances. AXIS is affiliated through common management and ownership.

Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. During the nine months ending March 31, 2005, Wilzed loaned the Company A$609,133 and charged interest of A$16,087. At March 31, 2005, the Company owed Wilzed A$625,220.

Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30 2003, the Company owed Chevas A$1,239,315. During the nine months ending March 31, 2004, Chevas loaned a further A$274,989 and charged A$82,268 in interest to the Company on the loan account. The amount owed to Chevas was repaid in full in March 2004. At March 31, 2005 there are no amounts owing to Chevas.

At June 30, 2003, the Company owed Tahera A$1,361. During the nine months ending March 31, 2004 Tahera incurred further exploration and administration costs in Canada on behalf of the Company amounting to A$9,130. During the nine months ending March 31, 2004, Tahera did not charge the Company interest on amounts outstanding. At March 31, 2004, the Company owed Tahera A$1,339. Mr. JI Gutnick, the President of the Company, ceased to be the President and Chairman of Tahera in October 2003 and the Company's principal stockholder, Edensor Nominees Pty
Ltd., of which Mr. Gutnick is a director and shareholder, ceased to be a major stockholder of Tahera in October 2003.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

(3) Affiliate Transactions (Cont'd)

During the year ended June 30, 2003, Mr JI Gutnick paid certain amounts owing to Tahera on behalf of the Company and at December 31, 2003, the amount of A$47,000 was owing to Mr Gutnick. This amount was repaid in March 2004.

Quantum Resources Limited ("QUR"), a company associated with, Mr J I Gutnick, incurred certain costs on behalf of the Company during the nine months ended March 31, 2004 amounting to A$43,941 in respect to the Company's activities in Tibet China as a result of QUR's contacts in China. The amount was repaid in March 2004.

Kerisridge Pty Ltd, an entity associated with Mr J I Gutnick, loaned the Company A$2,273,186 in March 2004 for the purpose of rpaying long term debt. On March 31, 2004, Kerisridge agreed to convert all of the debt owed to them into common stock and warrants of the Company. The Company issued 1,753,984 shares of common stock and 1,753,984 warranets exercisable at US$1.30 per share and at any time up to March 31, 2006 in full repayment of the $2,273,186 owing to Kerisridge.

On February 19, 2004 Edensor Nominees Pty Ltd ("Edensor") advised the Company that it was exercising the 6,000,000 options for common stock of the Company it held utilizing the cashless exercise feature of the terms and conditions of the issue of the options. The Company issued 5,142,857 shares of common stock to Edensor on March 3, 2004 as a result of the exercise of the options.

Interest expense incurred on loans and advances due to affiliated entities approximated A$23,752 and A$124,136 in the nine months ended March 31, 2005 and 2004, respectively.

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

The accumulated deficit of the Company from inception through March 31, 2005 amounted to A$30,981,000 of which A$4,579,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through March 31, 2005.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

(5) Income Taxes

Bay Resources should have carry forward losses of approximately US$20.5 million as of June 30, 2004 which will expire in the various years through 2023. Bay Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry forwards, management has provided a full valuation against the related tax benefit.

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

(8) Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 1,400,000 options and up to a further 500,000 options to acquire shares of common stock in the Company, at an exercise price of US$1.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2005, 333,334 vest on January 27, 2006 and the balance of 333,335 vest on July 27, 2006. If the additional 500,000 options are granted, they will vest 250,000 on September 1, 2005 and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FSAS 123 (R)"), Share-Based Payments. SAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123 (R) is effective as of the beginning of the Company's next fiscal year.

The Company has accounted for all options issued in 2005 based upon their fair market value using the Black Scholes pricing model. There were no options issued by the Company prior to 2005.

The Company has calculated the fair value of the options using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$575,100 (US$445,900) and has been reflected as Deferred Compensation Expense within the Shareholders Equity Statement. The gross fair value is amortised into operations over the vesting period. For the quarter ended March 31, 2005, the amortization amounted to $251,408.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

      9 months ended March 31, 2004 A$1.00 = US$0.7589
      9 months ended March 31, 2005 A$1.00 = US$0.7484
      9 months ended March 31, 2004 A$1.00 = CDN$0.9529
      9 months ended March 31, 2005 A$1.00 = CDN$0.9357

RESULTS OF OPERATION

Three Months Ended March 31, 2005 vs. Three Months Ended March 31 2004.

Costs and expenses increased from A$289,000 in the three months ended March 31, 2004 to A$485,000 in the three months ended March 31, 2005. The Company's financial statements are prepared in Australian dollars (A$). A number of costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months ended March 2005 to the three months ended March 2004 does not always present a true comparison. The increase in expenses is a net result of:

      a) a decrease in interest expense (net) from A$40,000 for the three months ended March 31, 2004 to A$19,000 for the three months ended March 31, 2005 as all long term debt was converted into equity in March 2004 and the Company raised funds through the issue of shares and warrants in March 2004 to fund the Company's operations. During the 2004 quarter, the interest rate of 8.60% was charged on outstanding amounts by Chevas. Chevas is a company associated with Mr. J.I. Gutnick, our President, which provided funding for the Company's operations during the prior year. AXIS Consultants provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS Consultants charged interest at a rate of 10.60% to 10.85% for fiscal 2005 compared to 9.60% and 10.10% for fiscal 2004. During the three months ended March 31, 2005. Wilzed loaned the Company a further A$609,133 and charged the Company A$16,087 in interest. The interest rate charged by Wilzed was at the rate of 9.1% to 9.35%. During the March 2005 quarter, AXIS charged interest of A$7,665 on amounts outstanding.

      b) an increase in legal, accounting and professional expense from A$12,000 for the three months ended March 31, 2004 to A$31,000 for the three months ended March 31, 2005 as a result of an increase in legal fees in relation to the preparation of a listing of the Company's securities on the Toronto Venture Exchange.

      c) a decrease in administrative costs including salaries from A$176,000 in the three months ended March 31, 2004 to A$139,000 in the three months ended March 31, 2005. In the March 31, 2004 quarter, the consultant who provided investor relations and business development services billed the Company for work from November 2003 in excess of the amount anticipated by the Company. There is no similar amount in the current year.

      d) an decrease in the exploration expenditure expense from $61,000 for the three months ended March 31, 2004 to $45,000 for the three months ended March 31, 2005. In March 2004, we appointed a Vice President Exploration in Canada and commenced the exploration program on the Committee Bay and Slave Properties. These properties are in Nunavet in an isolated area and exploration can only be undertaken between June and September each year due to ground conditions. Exploration is costly as we were required to hire and construct a temporary camp which also had to be transported by charter flight. All supplies and temporary employees also needed to be transported to the temporary camp by charter flights and/or helicopter. The properties are located approximately 100 kilometers from the camp and employees are transported by helicopter daily from camp to the exploration site. For the three months ended March 2005, exploration in Canada was minimal due to the seasonal weather conditions.

      e) an increase in stock based compensation from A$nil for the three months ended March 31, 2004 to A$251,000 for the three months ended March 31, 2005. Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options pursuant to the 2004 Stock Option Plan. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2005, 333,334 vest on January 27,
            2006 and the balance of 333,335 vest on July 27, 2006. If the additional 500,000 options are granted, they will vest 250,000 on September 1, 2005 and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock.

            In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("SAS 123 (R)"), Share-Based Payments. FSAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123 (R) is effective as of the beginning of the Company's next fiscal year.. The Company has calculated the fair value of the 1,400,000 options issued in January 2005 using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option or a total of A$575,100. Of this amount, A$251,408 has been amortised and charged to operations in the March 2005 quarter.

As a result of the foregoing, the loss from operations increased from A$289,000 for the three months ended March 31, 2004 to A$480,000 for the three months ended March 31, 2005.

The net loss was A$289,000 for the three months ended March 31, 2004 compared to a net loss of A$480,000 for the thee months ended March 31, 2005.

Nine Months Ended March 31, 2005 vs. Nine Months Ended March 31, 2004.

Costs and expenses increased from A$549,000 in the nine months March 31, 2004 to A$2,180,000 in the nine months ended March 31, 2005. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the nine months ended March 2005 to the nine months ended March 2004 does not always present a true comparison. The increase in expenses is a net result of:

      a) an decrease in interest expense (net) from A$125,000 for the nine months ended March 31, 2004 to A$24,000 for the nine months ended March 31, 2005 as all long term debt was converted into equity in March 2004 and the Company raised funds through the issue of shares and warrants in March 2004 to fund the Company's operations. During the 2004 period, the interest rate of 8.60% was charged on outstanding amounts by Chevas. Chevas is a company associated with Mr. J.I. Gutnick, our President, which provided funding for the Company's operations during the prior year. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged interest at a rate of 10.60% to 10.85% for fiscal 2005 compared to 9.60% and 10.10% for fiscal 2004

      b) an increase in legal, accounting and professional expense from A$40,000 for the nine months ended March 31, 2004 to A$117,000 for the nine months ended March 31, 2005 as a result of an increase in legal fees in relation to discussions with external financiers and the preparation of a listing of the Company's securities on the Toronto Venture Exchange .

      c) an increase in administrative costs including salaries from A$297,000 in the nine months ended March 31, 2004 to A$555,000 in the nine months ended March 31, 2005 as a result of the increase in the direct costs billed by AXIS Consultants from A$169,986 for the nine months ended March 31, 2004 compared to A$318,285 for the nine months ended March 31, 2005 as a result of the salary of the President being charged for the nine months (A$82,500) which was not billed until the June 2004 quarter in the prior period and the increase in salaries and management fee charged by AXIS as a result of the increase in work undertaken on behalf of the Company as a result of the increase in the level of activity, the costs of our Chief Operating Officer who undertakes business development, capital raising and investor relations work for the Company and associated business expenses of A$112,961 (2004: $76,932 as he was employed as a consultant from November 2003); the costs of preparation, lodgement with the SEC and printing of documentation forwarded to shareholders for the 2004 annual general meeting of A$14,000 and the nine month allocation of the insurance costs for Canada to cover the exploration programme of A$47,830. There was no comparable cost in the prior comparable period for the annual general meeting and insurance as the Company has only taken out insurance since it commenced its exploration activities and the prior annual shareholders approval occurred in June 2003.

      d) an increase in the exploration expenditure expense from A$87,000 for the nine months ended March 31, 2004 to A$1,233,000 for the nine months ended March 31, 2005. In March 2004, we appointed a Vice President Exploration in Canada and commenced the exploration program on the Committee Bay Properties and Slave Properties. These properties are in Nunavet in an isolated area and exploration can only be undertaken between June and September each year due to ground conditions. Exploration is costly as we were required to hire and construct a temporary camp which also had to be transported by charter flight. All supplies and temporary employees also needed to be transported to the temporary camp by charter flights and/or helicopter. The properties are located approximately 100 kilometers from the camp and employees are transported by helicopter daily from camp to the exploration site. For the nine months ended March 31, 2004, exploration in Canada related to monitoring the staking of claims in the Committee Bay Greenstone Belt. In the nine months ended March 31, 2005, we completed field programs at both properties at a cost during the nine month period of A$1,233,000.

      e) an increase in stock based compensation from A$nil for the three months ended March 31, 2004 to A$251,000 for the three months ended March 31, 2005. Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options pursuant to the 2004 Stock Option Plan. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2005, 333,334 vest on January 27,
            2006 and the balance of 333,335 vest on July 27, 2006. If the additional 500,000 options are granted, they will vest 250,000 on October 31, 2005 and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock.

As a result of the foregoing, the loss from operations increased from A$549,000 for the nine months ended March 31, 2004 to A$2,175,000 for the nine months ended March 31, 2005.

The net loss was A$549,000 for the nine months ended March 31, 2004 compared to a net loss of A$2,175,000 for the nine months ended March 31, 2005.

Liquidity and Capital Resources

For the nine months ended March 31, 2005, net cash used in operating activities was A$1,800,000 primarily consisting of the net loss for the nine months ended March 31, 2005 of A$2,175,000; decreases in accounts payable and accrued expenses of A$5,000; a reduction of prepayments and deposits of A$148,000; an increase in receivables of A$45,000. Net cash used in investing activities consisted of a A$6,000 purchase of plant and equipment. Net cash from financing activities was A$689,000 being an increase in borrowing from affiliates to fund activities.

As of March 31, 2005 the Company had short-term obligations of A$1,297,000 comprising accounts payable, accrued expenses and a short term loan from an affiliate.

We have A$1,000 in cash at March 31, 2005. We are investigating the possibility of raising cash flow through money in Canada for exploration purposes as well as other sources of equity or debt financing.

The Company has prepared a base case exploration budget for the 2005 exploration season which totals A$464,000. We have been preparing a listing application for the dual listing of our shares of common stock on TSX-V. The listing application was lodged with TSX-V in June 2004 and we are currently in the process of responding to recent questions raised by TSX-V. Canaccord Capital Corporation has agreed, subject to satisfactory completion of its due diligence, to act as sponsor for the listing.Following such listing, the Company may seek to raise up to CDN$3 million in flow through financing to assist with funding the Company's operations (of which there can be no assurance). We believe that a dual listing of our shares of common stock will provide liquidity in our shares. There can be no assurance that the dual listing on TSX-V will eventuate or that such listing will create an increase in the volume of trading of our shares of common stock.

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

                                     BAY RESOURCES LTD.

                                     By: /s/ Joseph I. Gutnick
                                          ----------------------------
                                          Joseph I. Gutnick
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                      By: /s/ Peter Lee
                                          -----------------------------
                                          Peter Lee
                                          Peter Lee, Secretary and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                        Dated May 11, 2005

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