Form 10KSB
period 2005-06-30
BAY RESOURCES LTD
filed 2005-09-29
CIK 814904

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
 (Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       June 30, 2005      or
                             --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________  to _______________

Commission File Number    0-16097
                         --------

                               BAY RESOURCES LTD.
             (Exact name of Registrant as specified in its charter)

          Delaware                                              98-0079697
          --------                                              ----------
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

                           Yes    X                  No    _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                           Yes    _                  No   X

State Issuer's Revenues for its most recent fiscal year.

None

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was US$5,324,902 as at June 30, 2005.

There were 16,711,630 outstanding shares of Common Stock as of September 22, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Issuer Yes:___  No:_X_

TABLE OF CONTENTS                                                           PAGE


PART I
Item 1       Business                                                          1
Item 2       Properties                                                       35
Item 3       Legal Proceedings                                                35
Item 4       Submission of Matters to a Vote of Security Holders              35

PART II
Item 5       Market for Common Equity and Related Stockholder Matters         36
Item 6       Management's Discussion and Analysis of Financial Condition
             or Plan of Operation                                             37
Item 7       Financial Statements                                             44
Item 8       Changes in and Disagreements with Accountants on
             Accounting and Financial Statement Disclosure                    44
Item 8A      Controls and Procedures                                          44


PART III
Item 9       Directors and Executive Officers of the Registrant               46
Item 10      Executive Compensation                                           48
Item 11      Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters                   51
Item 12      Certain Relationships and Related Transactions                   54


Part IV
Item 13      Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                      59
Item 14      Principal Accounting Fees and Services                           59


             Signatures                                                       60
             Exhibit Index                                                    62

Appendix A - Glossary
Appendix B - List of Mining Interests

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

We were incorporated in the State of Delaware on February 1, 1973. We commenced our mineral exploration activities in 2002. Prior thereto, we were engaged in a number of other business activities that have been discontinued. Our executive offices are at Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia and we have an office at 1 Yonge Street, Suite 1801, Toronto, Ontario M5E 1W7, Canada. Our website location is www.bayresourcesltd.com and you can send an email to us at peter@bayresourcesltd.com. Our wholly owned subsidiary, Golden Bull, was incorporated on May 27, 2002 in the Province of Ontario, Canada and is licensed to do business in the Northwest Territories and Nunavut Canada.

Currency

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars. References to dollars are to Australian dollars (A$) unless otherwise indicated as being Canadian dollars (CDN$) or United States dollars (US$). As of September 20, 2005, the currency exchange rate was approximately US$1.00 equals A$1.30504, and US$1.00 equals CDN $1.17020, as published by Bloomberg at www.Bloomberg.com. For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 2005 have been translated into United States Dollars ("US$) using the rate of exchange at June 30, 2005 of A$1.00=US$0.7620.

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

In April 2004, we raised US$1,670,000 (A$2,253,000) through a private placement, issued 1,753,984 shares of common stock and 1,753,984 warrants to repay all of our debt and commenced exploration on the Slave Craton and Committee Bay properties.

It is the policy of our Board of Directors that we will not engage in any activities which would subject us to registration and reporting requirements of the Investment Company Act of 1940.

Description Of Business

We are an exploration stage mining company. Our objective is to exploit our interest in the mineral claims in Nunavut, Canada. We hold interests in the Slave Craton and through our wholly owned subsidiary, Golden Bull Resources, in the Committee Bay Greenstone Belt in Nunavut. Our principal exploration target is for gold and we are seeking to determine whether adequate gold reserves are present on the property covered by our claims to develop an operating mine. We are in the initial stages of our exploration programs and have not yet identified any ore reserves.

Slave Craton Project

During 2002, we reached an agreement with the Canadian company, Tahera Diamond Corporation, to explore for gold on Tahera's extensive properties on the Slave Craton in Nunavut, Canada. At that time, Tahera's Slave land package includes 177 claims and 11 Inuit Land Concessions covering approximately 471,000 acres. Tahera is a exploration company conducting diamond exploration in the northern Slave Craton and plans to bring its Jericho diamond pipe into production in late 2005. Tahera has put together an extensive database of geologic and geophysical information and does not wish to conduct exploration for gold and base metals. Under the agreement, they will allow us to use the database to explore for gold. We have agreed to pay them a two percent net smelter return royalty on any production from gold and base metals we discover having used Tahera's extensive database.

The Tahera data to which we have access, includes electromagnetic geophysical surveys, overburden and bedrock mapping, overburden sampling and drilling data. The overburden samples cover some 60,000 square kilometers of the northern Slave Craton with some 17,000 samples being potentially available for gold and base-metal analysis. The overburden samples have been taken on a reconnaissance scale with line intervals at 2.5-5.0 kilometers with some detailed surveys at 50-100 meter sample spacings. The samples cover areas of known gold mineralisation including in the vicinity of the Lupin and Ulu gold deposits.

We believe there are some exceptional gold targets on Tahera's ground; principally in the High Lake Volcanic Belt, and in the Contwoyto Formation near Lupin. In the High Lake Volcanic Belt, several high grade gold showings on the ground include surface samples of 24 grams per tonne ("gpt gold"), 130 gpt gold, 176 gpt gold, and 220 gpt gold, and drillhole intersections to 25.5 gpt gold /
1.54 meters. The target is silicified shear-hosted gold, similar to the 565,000 ounce ULU gold deposit which borders the Tahera ground.

Tahera's Jericho and Contwoyto properties lie in close proximity to the Lupin gold mine, which is a high grade, gold deposit of over three million ounces. We believe that there is significant potential for gold mineralization, similar to that found at Lupin, on Tahera's Jericho and Contwoyto properties. Previous work has revealed surface gold values of 11 gpt, 15 gpt, 21 gpt, and 28 gpt gold in Banded Iron Formation ("BIF"). The geology is very similar to the nearby Lupin gold mine (2-3 kilometers to the west) where gold mineralization is in a "Z" folded iron formation. The R43-R45 target on Tahera's ground is a 10 meters wide, 1.3 kilometers long iron formation, that has an unsampled "Z" fold of the same magnitude as Lupin.

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

Originally 29 claims were staked totalling a land area of 71,694 acres in the Committee Bay Greenstone Belt in central Nunavut, Canada. These claims were recorded on October 16, 2002. From the original area we retained a total of 49,439.48 acres on 21 claims. To keep the claims in good standing, we needed to spend a total of CDN$197,798 of assessment work by October 16, 2004. A total of CDN$98,879 (CDN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the claims to lease must be made). We have included a list of our mining claims in the Committee Bay Greenstone Belt in Appendix B to this report.

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

The stratigraphy of the Committee Bay Greenstone Belt includes Banded Iron Formations (BIF) up to 50 meters thick, komatiite volcanic flows, basalts, intermediate to felsic tuffs, and quartz-cobble conglomerates. Deformation is recorded by major shear zones, second order faults, complex folding, and felsic intrusions. Numerous gold showings are spread out over a 260 x 40 kilometer area including the Inuk zone (12.8 gpt gold over 5 meters) in northeast Committee Bay and the Three Bluffs zone (27.41 gpt gold over 9.44 meters) in the Hayes River area.

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

Committee Bay Greenstone Belt

The Nunavut Government has granted our interest in the 21 mineral claims in the Committee Bay Greenstone Belt described in this Report.

To keep the 21 claims in good standing, we were required to spend a total of CDN$197,798 of qualifying assessment work by October 16, 2004. Assessment work must be filed with the Mining Recorder within 30 days of the claim's anniversary date or within 60 days of the lapsing notice date. We actually spent CDN$1,566,962.

 A total of CDN$98,879 (CDN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the claims to lease must be made). However, the excess of CDN$1,369,164 spent can be used to offset the expenditure requirement in following years. As a result we have already met our commitment until 2012.

Description of Exploration Properties

Please note that the Glossary at the end of this Report contains definitions for the geological and other specialized terms used in this section.

Property Location And Description

Slave Craton

Hood River Ground

The Hood River mineral claims and Inuit Owned Land Concessions are in the High Lake Volcanic Belt located in the northwest section of the Slave Structural Province in the Mackenzie District of Nunavut (Figure 1) on NTS Map Sheets:
76L/10, 14, and 15 and 76M/3. The land holdings here include 4 mining claims (Hood 3, 4, 12, and 14) totalling 10,330 acres, and 5 contiguous IOL concessions (CO 20-00-01, CO 20-00-03a, CO 20-00-03b, CO 20-00-04, and CO 20-01-01)
totalling 21,381.64 acres. Only the IOL concessions are within the greenstone component of the High Lake Volcanic Belt and therefore of exploration interest to us. The approximate center of the Inuit Concessions is about 45 kilometers north of the Arctic Circle, and 530 kilometers NNE of Yellowknife at 66o 54' 37" N, 110o 55' 12"W. The Inuit Concessions are held 50:50 by Benachee Resources
Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera). There are no known encumbrances on the concessions. Tahera's land use permits are in effect for 2005 and will cover proposed exploration work by us.

Contwoyto Lake Ground

The CO-08 IOL Concession underlain by the Contwoyto Formation on the east side of Contwoyto Lake contains blocks (CO 08-00-01, CO 08-00-02, CO 08-00-03, CO 08-00-05, and CO 08-00-06). The original C0-08 Concession Agreement totaled 65,250.8 acres and is located in the Mackenzie District of Nunavut (Figure 1) on NTS Map 76E/15. These concessions are all contiguous except for CO 08-00-01 which is approximately 1-2 kilometers west of the main block, separated by the northeast arm of Contwoyto Lake. The approximate center of the C0-08 Concession is about 100 kilometers south of the Arctic Circle, 100 kilometers north-northwest of Lac de Gras, and 380 kilometers NNE of Yellowknife at 65o 49' 23" N, 111 o 13' 08"W. The C0-08 Concession Agreement is held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera). The IOL concessions are not surveyed and there are no known encumbrances on the concessions. Tahera's land use permits for 2005 are in effect and will cover proposed exploration work by us.

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

Our land holdings in the Committee Bay Greenstone Belt include 21 claims in 10 claim blocks on NTS (National Topographic System) sheets 56 K, 56 J, and 56 O. These claims total approximately 49,439.48 acres and all were recorded on October 16, 2002. These claims have not been legally surveyed.

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

Tahera's properties are located in the treeless Arctic within the zone of permafrost. Vegetation consists primarily of lichen and moss. The weather in the property areas is typical of the continental barrenlands which experience cool summers and extremely cold winters. Winter temperatures can reach -45 degrees Celsius occasionally accompanied by high winds creating extreme wind chill conditions and extensive drifting snow. Summer temperatures are generally in the 5 to 10 degree Celsius range but can reach the high 20's degrees Celsius. Minimum and maximum temperatures recorded at the nearest permanent weather stations are -53(0) C at the Lupin mines site, and +32(0) C at Coppermine. The ground remains snow covered for more than 250 days a year. Snow accumulation begins in September and remains into June. Average annual snowfall rarely exceeds 1 meter, most of which falls during autumn and spring storms. Small lakes are clear of ice usually by the third week in June (though ice on the larger lakes can persist into the middle of July) and start freezing over again in late September. Wind speeds have been recorded in excess of 100 kilometers per hour.

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

The closest community with regularly scheduled air service is Kugluktuk (formerly Coppermine) which is 145 kilometers northwest of the Anuri/Rockinghorse concessions and 200 kilometers northwest of the Hood River concessions. First Air has scheduled flights everyday from Yellowknife to Kugluktuk. The main centre for transportation to the land holdings is through Yellowknife, 530 kilometers southwest of the Hood River concessions, and 410 kilometers southwest of the Contwoyto concessions. Fixed wing and helicopter charter services are available in Yellowknife, as are all supplies (groceries, lumber, fuel, etc.) and expediting services. The only infrastructure that exists to service the land holdings includes Tahera's Construction Camp (Jericho site), the 20 person camp at Tahera's Rockinghorse property, the 12 person Tahera camp northwest of the Hood River concession, and possibly the Wolfden camp on the ULU claim. A limited network of approximately 3.5 kilometers of roads connects the airstrip, camp, fuel farm, and Jericho mine site on the Jericho claim area northwest of Contwoyto Lake.

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

The Committee Bay Greenstone Belt lies within the zone of permafrost. The mean annual temperature of -20oC reflects its Arctic location (the Arctic Circle transects the property area). The climate is typical of the Eastern Arctic with average temperatures in the winter months of -30oC to -35oC, and +10oC to +12oC in the summer. The ground remains snow covered for more than 250 days a year (generally September to June). Rivers break up in June and lakes are ice bound until mid July. In the summer and fall, the temperature differential between the warm land and the cooler ocean can create fog blankets in low lying areas. Wind speeds have been recorded in excess of 100 kilometers per hour.

The project area is on the northern section of the Wager Plateau, a shield area that has been significantly modified by glacial processes. Elevations range from 122 meters above sea level in the southwest to 560 meters above sea level in the northeast. The Hayes River and its tributaries flow northwest into Chantrey Inlet. In the southwest, the Brown River flows into northwestern Hudson Bay. The Arrowsmith River, to the north, flows into the Gulf of Boothia.

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

Hood River/ High Lake Belt

Borealis Exploration conducted a field program in 1970 in the "Penthouse" area (now part of Tahera's Concession CO 20-00-01). The program consisted of mapping, trenching, sampling and drilling. Trenching on the "Penthouse gossan" returned values up to 1.37 gpt gold, 92.57 gpt silver, 6.48% copper, and 1.10% lead. An X-ray sized drillhole drilled under the trench intersected 1.37 gpt gold, 15.09 gpt silver, and 0.18% lead over 0.9 meters. The PH 1-13 claims were staked over this showing and these had lapsed by 1983.

The Blackridge area was first investigated between 1965 and 1970 by Borealis Exploration. Borealis conducted an airborne electromagnetic ("EM")/magnetic gamma ray spectrometer survey over their Permit 62 (NTS 76L/15). The actual auriferous zone was discovered in 1974 by Long Lac Minerals during regional prospecting in the Hood River area. This showing is now within Tahera's Concession 20-00-04. A claim was staked here in 1975 and surface grab samples of
6.2 gpt gold and 8.4 gpt gold were reported. Noranda Exploration Ltd. is reported to have done airborne geophysics with follow up ground work in 1981. Aber Resources Ltd. was the next company to have filed assessment work for the showing, having staked the Blackridge claim in 1983, along with a contiguous claim BR1-2. A program of gridding, geophysical surveys (magnetics and very low frequency "VLF"), and drilling (6 holes totalling 199 meters) was undertaken in 1985. The principal mineralized zone was traced for at least 700 meters northeast in a 2.5-3.5 meter wide zone within gabbro at a gabbro/sediment contact. The highest surface grades included a chip sample of 7.5 gpt gold/ 9 meters and the best intersection from drilling was 10.3 gpt gold / 1.07 meters.

Hy-Tech Resources Ltd. conducted an exploration program in 1988 on the HY 17-19 claims to the west of Aber's claims. These claims which belonged to Expeditor Resource Group Ltd. were staked on January 13, 1988. The work by Hy Tech included 113 rock samples and 60 soil samples. The best value was 610 parts per billion ("ppb") gold (with 4.3% arsenic) at a volcanic -sediment contact in the southeast corner of historic HY 17. BHP Minerals Ltd. evaluated the HY 17-19 claims in an agreement with the claim owners (Consolidated Envirowaste Industries Inc.) in 1992. Nineteen rock samples and one soil sample was taken. The best result was 2.87 gpt gold.

BHP Minerals Ltd. staked the CROWN and CROWN 2 claims in 1987 following the discovery of auriferous mineralization during reconnaissance traversing. Samples of silicified material with mineralization at a sediment/volcanic contact returned values to 4 gpt gold. This "Main zone" was traced for 800 meters. Further work on the Crown claims in 1988 and 1989 included 63 kilometers of gridding, geological mapping, rock chip sampling (181 samples), limited soil geochemical sampling (4 samples), 55 kilometers of ground magnetics-VLF surveys and 77.5 meters of trenching.

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

Contwoyto Formation

Following the discovery of the Lupin Mine on the western shore of Contwoyto Lake in 1960, exploration for additional Lupin-style BIF hosted gold deposits commenced throughout the Contwoyto Formation. This resulted in the discovery of a number of showings including Fingers Lake, Butterfly, Raft, (143 gpt gold surface grab), Pan (34 gpt gold surface grab, 11.31 gpt gold/3.11meters trenching), Musk (8.4 gpt gold/10 meters surface grab), Mud (14.1 gpt gold/15.8 meters), Esker Lake, Brad (11.3 gpt gold/ 4.82 meters drilling) , Striker (9.39 gpt gold/3 meters surface, 47.3 gpt gold/3.4 meters drilling), Troy, and Donut (24.41 gpt gold /3 meters surface grab). The bulk of this work was done in two stages; (i) after the discovery of the "Main Showing" (later to become the Lupin mine) in 1960 by Canadian Nickel Company; and (ii) after Echo Bay Mines Ltd. optioned the Lupin showing in 1979 and started mining in 1982. Limited exploration for BIF hosted gold targets continued to 1995, after which much of the ground was staked over for diamond exploration.

Gold exploration specific to the Tahera-Bay agreement on the northeast side of Contwoyto Lake started in 1962 with Canico (Canadian Nickel Company Limited). Canico held Prospecting Permit 35 which covered NTS sheets 76E/10 and 76E/15. From 1962 to 1964 they preformed mapping, prospecting, trenching, and airborne and ground magnetometer surveys.

Echo Bay mapped and sampled their C1 - C4 claims on the northeast border of the northeastern arm of Contwoyto Lake in 1983, retaining just the C2 claim in 1984. During the course of taking 97 grab samples on the C2 claim in 1983, they discovered the R43-R45 and R44-R47 showings which returned values up to 11.1 gpt gold. Limited follow up surface sampling in 1984 did not yield anomalous results. Echo Bay used a syngenetic gold model at this time, and this sampling therefore would not have been properly focused on important structural considerations (such as quartz veining in fold hinges) crucial to locating the gold bearing rock.

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

Cominco performed sampling, geophysics, and drilling on their Coco 6 and 15 claims from 1988 to 1990. They discovered the Ox showing by surface sampling in 1988 and this was followed up by more sampling (9.65 gpt gold/ 3 meters chip) and drilling. Gold bearing iron formations were intersected (see mineralization section).

Hecla acquired and merged into Acadia Mineral Ventures Ltd. Acadia and Contwoyto Goldfields optioned the main Contwoyto property to Kingswood Ventures Ltd in 1992. Their ground position covered all of the main gold showings known on Tahera's Contwoyto Concessions. Drilling by Hecla in 1987 on the 5-5 land grid included 8 holes totalling 942 meters. All eight holes intersected iron formation with five of the eight holes intersecting sulphide-rich and/or siliceous sulphidic iron formation. The best intercept was 2.31 gpt gold/ 7.85 meters (6.27 meters true width).

Four short drill holes on the 5-5 grid in 1988 tested a folded iron formation as outlined by an IP survey. Diamond drillhole ("DDH") 88-4 tested 225 meters west of the 2.31 gpt gold/ 7.85 meter intercept in DDH 87-6. DDH 88-4 intercepted
2.88 gpt gold/ 3.9 meters in a pyrite-rich siliceous iron formation. Excalibur International Consultants were contracted to perform a review of previous work on the property. Excalibur recommended a seven-hole drill program after reviewing the database. Two of the seven drillholes were recommended for the 5-5 grid area which is on Tahera's current concession CO 08-00-02.

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

Aquitaine Company staked 347 claims in 56J and 56K in 1970. This claim package included the HAR claims over the Laugh land Lake Anorthosite Suite or LLAS . Aquitane preformed airborne and ground geophysical surveys over the LLAS in 1971. A weak airborne EM response was generated. A sulphide-bearing oxide facies BIF, traceable for 2 kilometers along the northern border of the LLAS was drilled with eight Winkie holes totalling 175 meters in 1971. Intervals of pyrite + pyrrhotite +/- chalcopyrite were encountered in the BIF (including 2 meters of massive pyrrhotite). The highest value was 0.7% copper, and 0.2% nickel. Gold was not analyzed. The anorthosite itself was apparently not drilled.

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

The CBJV also discovered several gold showings in the Curtis River area (56 P). These included the "Inuk", "Mist", and "Koffy" showings with gold assays to 1,894 gpt, 31 gpt and 334 gpt gold respectively, in BIF. Shearing, silicification, quartz veining, and pyrite plus pyrrhotite are present. Some of the current claims were previously covered by CBJV Permit 1772. An airborne magnetic survey was completed over these showings in 1996. Ground geophysical surveys (total field magnetic and VLF-EM) and 773.6 meters in six drillholes was completed on the Inuk showing (56 P/7) in 1997. A high value of 12.81 gpt gold over 4.99 meters was obtained from mineralized iron formation. 5 holes totalling 544 meters of drilling were completed at the Inuk showing in 2003. The best intersection was 16 gpt gold / 12.6 meters. 12.4 line-kilometers of gridding and
3.0 line kilometers of ground geophysical surveying (total field magnetics and VLF-EM) were performed in 1997 over the Mist-Koffy Grid. Rock samples returned values to 12.04 gpt gold. Additional sampling in 2001 included an assay of 31.29 gpt gold. Surface channel sampling in 2003 yielded an assay of 334.15 gpt gold over 0.8 meters. Three drillholes totaling 238.9m were completed at the Koffy showing in 2003. The highest grade intersection was 3 gpt gold / 3.4 meters.
Also in 2003, a helicopter-borne time domain electromagnetic survey was undertaken totaling 108 line kilometers.

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

After their 2004 drill program, CBR was able to produce an inferred mineral resource for their Three Bluffs project.

This drilling defined gold mineralization for at least 1km along strike and to a depth of 320m from surface. A near surface high grade inferred mineral resource of 1.9 million tonnes grading 8.0 gpt gold for 487,000 ounces was defined by 49 drill holes. Using a lower cutoff grade this inferred mineral resource is expanded to 5.1 million tonnes grading 4.0 gpt gold for 657,000 ounces.

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

Granitoid rocks that are coeval with, or postdate the supracrustal assemblages comprise greater than 50% of the Slave Province. Synvolcanic granitoid rocks are typically tonalites, diorites, and granodiorites, and these have been dated at
2.70 to 2.64 Ga. Late to post-deformational granitoids include megacrystic biotite granodiorite and two-mica granites and range in age from 2605 to 2580 Ma.

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

Deposit Types

Slave Craton

Ulu Deposit

The Flood Zone on Wolfden Resources' ULU claim is approximately 1.2 kilometers west of Tahera Concession CO 20-00-01's western boundary. It is the best example of the target being explored for in the High Lake area. The Flood Zone was estimated by Echo Bay in their 1998 Ulu feasibility study update to host a geological resource of 1,368,953 tonnes grading 12.91 gpt gold (approximately 565,000 ounces of gold between surface and the 360 meter level) using a 5 gpt cut-off grade and a 1.5 meter minimum mining width (Wolfden Resources Press Release December 3, 2003).

At the Ulu gold deposit, the Flood Zone is a southeast trending, shear-controlled vein system in basalt at the core of the Ulu anticline. Several anatsomizing gold zones comprise the deposit which has been traced on surface for 435 meters, and ranges in true width from 2.0 to 17.9 meters. BHP's drill program on the Flood Zone from 1989 - 1992 outlined a series of mineralised zones 320 meters along strike and down to a depth of 620 meters.

Lupin Gold Mine

The Lupin Mine, having produced  3,275,000 ounces of gold at an average grade of
9.5 gpt gold from 1982 to 2003, is the largest example of the target in the Contwoyto area. The stratabound auriferous ores at Lupin are largely confined to a single continuous horizon of amphibolitic (silicate-facies) iron formation which has been traced in excess of 3 kilometers along strike and more than 1.2 kilometers downdip.

The ore grade mineralization is concentrated in a distinct "Z" fold with an overall strike length of approximately 1.07 kilometers and a downdip projection of 1.85 kilometers. This isoclinal "Z"fold plunges 75 - 80 degrees to the north and is part of a larger anticlinorium. The highest gold values and sulphide concentrations are within 1 meter of quartz vein-iron formation contacts.

Committee Bay Greenstone Belt

The Committee Bay Greenstone Belt is interpreted to correlate with the Woodburn Lake Group, on the order of 100 kilometers southwest, which hosts the 3.0 M ounce gold iron formation hosted Meadowbank deposit. The similar Committee Bay geology is also highly prospective for BIF hosted gold. There are several such showings already discovered in the Belt including "Three Bluffs" (inferred resources of 5.1 million tonnes grading 4.0 gpt) and "Inuk" (12.81 gpt gold / 5 meters from drilling). Auriferous iron formations on our claims include those found on the Wrench, Pickle, NN1, NN2, and Goose claims.

Mineralization

No known mineral reserves are known on our land. Our previous and proposed programs are exploratory in nature.

Slave Craton

Hood River Property

High grade gold showings are found within a 9 by 7 kilometer block in the Ulu-Crown-Blackridge area in the west-central portion of the High Lake belt. The mineralisation style is best illustrated at the Ulu gold deposit where gold occurs in brecciated basaltic wallrock clasts which are replaced by acicular arsenopyrite + quartz + K-feldspar.

There is a close spatial association of the gold bearing zones on the original ULU claims with the axial trace of the ULU anticline. Tahera's Concession 20-01-01 includes the previous ULU 2 claim which covers the northernmost two kilometers of this important fold axis. Several gold bearing zones were identified by BHP in this area. The exploration drilling outside of the main deposit included drilling on the "Northern Fold Nose" ("NFN") zone, which is now part of Tahera's land holdings. Values of 27.7 and 66.0 gpt gold were obtained from surface grab samples of a 1 meter wide quartz vein containing arsenopyrite, pyrite, pyrrhotite, chalcopyrite, and native copper. Highly anomalous silver and bismuth were also returned from these samples. This quartz vein is variably exposed over 40 meters at the volcanic-sediment contact on the east limb of the fold. Two drill holes tested this vein. The first drillhole returned 25.63 gpt gold/1.54 meters (estimated true width of 1.49 meters) at a vertical depth of 60 meters in 1990. The second hole was drilled underneath the first hole the following year and intersected 54.94 gpt gold/0.95 meters (estimated true width of 0.80 meters) at a vertical depth of 95 meters below surface. The vein remains concordant to the contact which changes dip from -45 degrees west at the 60 meter level to 73 degrees west at the 95 meter level. This mineralization is open at depth.

Further mineralized zones were discovered in the core of the NFN. A gold value of 176 gpt gold was produced from narrow quartz-pyrite vein rubble taken from within a northeast linear. Coarse acicular arsenopyrite was noted in narrow shears within silicified basalt just south of the NFN. The best value in this 50 meters x 70 meters area was 11.7 gpt gold. This area is within Tahera's land holdings (Concession CO 20-01-01).

BHP outlined five zones of gold mineralization on their Crown claims (now largely within Tahera's Concessions). At the "Main Zone", several highly anomalous gold values to 24 gpt were returned from along 800 meters of a silicified basalt/biotite schist contact. In addition to the 24.35 gpt gold /
1.00 meter chip sample, values of 13.6 and 5.6 gpt gold were returned from grab samples. Seven trenches were dug in the Main Zone area. Silicified zones up to 6 meters wide with arsenopyrite were noted. The best value returned was 14.4 gpt gold / 0.8 meters. The "B" zone is parallel to, and 80 meters east of the Main Zone. The structural setting (NE-trending basalt/sediment contact) and mineralogy here is similar to the Main Zone. Gold values (including highs of 12.4 and 8.7 gpt gold) are found along 450 meters and the zone is reported open to the north, gold values to 1.8 and 4.6 gpt gold were reported from grab samples of silicified basalt and sediments with arsenopyrite in the "Western Zone." Anomalous gold values were also reported in the folded stratigraphy of the "Eastern" and "Fold" zone.

To the immediate northwest of BHP's historic Crown claims are the Penthouse showings on the historic DEN 16 and 19, and Fido 3 and 6 claims. The original sampling for Aber Resources Ltd. on the Penthouse grid returned values of 23.9 to 220.1 gpt gold. The highest sample taken by Aber here was from a silicified north-trending shear zone which was discontinuously traceable for 200 meters on the south part of their Longspur grid (South Penthouse). A northeast trending shear, traceable for 250 meters on the north part of their Longspur grid (North Penthouse) produced a value of 130.1 gpt gold from narrow (0.1 - 0.5 meter wide) arsenopyrite bearing veins. Several zones of mineralization were identified by BHP on the Penthouse grid. Sediment-hosted mineralization was found in narrow intercalations (1.0 - 4.5 meters wide) within basalt along 750 meters of the main western sediment-basalt contact on Den 16 and 19. BHP reports that gold values for this style were "generally in the 2-10 gpt range with an isolated value of 33.1 gpt that came from a massive arsenopyrite sample on the southern Penthouse grid." The Spent showing is at the south edge of the South Penthouse grid. Here a 1 meter wide black quartz vein with fine grained arsenopyrite was traced on surface for 200 meters. The selvages of the vein were also silicified up to 30 centimeters and beyond into the host basalt. The best grab samples were
9.6 and 32.0 gpt gold. There is no indication in the assessment reports that the SPent Zone was drilled. Drilling by BHP on the South Penthouse area in 1989 included 235 meters of NQ core in 3 drillholes testing surface anomalies to 33 gpt gold. These holes intersected silicified sediment intercalations within basalt. The highest assay value returned from drill core was 1.5 gpt gold.

Four "gopher" drill holes tested anomalous value on the North Penthouse area in 1989, gold values to 1.97 gpt gold were returned from silicified sediment intercalations with 1-7% arsenopyrite. Feldspar porphyry was intersected in the last 1989 drill hole and a value of 2.3 gpt gold was returned from an intensely silicified interval at the lower contact of the porphyry. BHP mentions a 76.8 gpt gold sample from North Penthouse in their 1992 report. Five drillholes tested recessive linears, anomalous surface results (to 15 gpt gold) and VLF conductors in 1991. The best value was 7.8 gpt gold / 0.5 meters from sulphide-rich (7% arsenopyrite and pyrite) selvages to quartz veins.

Polymetallic quartz veins became the focus of exploration for BHP in 1990. Average gold values were reported to range from 2-9 gpt with highs up to 21.2 gpt. Highly elevated silver values up to 473 gpt were noted in the galena-rich samples along with anomalous zinc, lead, cadmium, and antimony values. This style of mineralization is very similar to the auriferous polymetallic quartz vein at the Northern Fold Nose on the historic ULU 2 claim. The 21.2 gpt gold sample was from a silicified shear at a basalt-gabbro contact and contained 10% acicular arsenopyrite with strong actinolite alteration. Several other showings of fine grained acicular arsenopyrite mineralization were discovered including grab samples of 3.29 and 4.28 gpt gold on the North Penthouse grid and 9.6 and
20.4 gpt gold along an 80 meter strike on the Southern Penthouse grid.

Five drillholes totalling 171.5 meters tested anomalies on the small FIDO 3 claim in 1990. The majority of these holes intersected narrow zones of silicification +/- brecciation with up to 5% arsenopyrite + pyrrhotite. The best value returned from drill core was 1.92 gpt gold.

Massive sulphide mineralization is present as discontinuous pods up to 1.5 meters thick along the western basalt-sediment contact on the south Penthouse grid. Values of up 4.8% zinc, 0.5% lead, 0.5% copper, 40 gpt silver and 0.5 gpt gold were returned from surface sampling. No drilling was carried out on this showing by BHP, though they noted that it had been trenched by previous workers. This may be from Borealis Exploration's work in 1970 which returned trench values of 1.37 gpt gold, 92.57 gpt silver, 6.48% copper, and 1.10% lead.

South of the historic Crown claims, across the southeastern edge of a granitic intrusion is the North Mare/Blackridge showing last worked by Aber Resources Ltd. The mineralization consists of an altered, and locally brecciated gabbro-hosted silicified zone with up to 20% arsenopyrite and 10% pyrite +/- pyrrhotite. The principal mineralized zone was traced on surface for at least 700 meters northeast in a 2.5 - 3.5 meter wide zone. The highest surface grades included a chip sample of 7.5 gpt gold/ 9 meters and the best intersection from drilling was 10.3 gpt gold / 1.07 meters.
Contwoyto Property

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

The R43-R45 showing is hosted by a Z-shape folded silicate iron formation up to 10 meters wide and traceable for over 1.3 kilometers. A surface grab sample returned 4.69 gpt gold, however the area is mainly unsampled. The geology, mineralisation, alteration and structure are extremely similar to the Lupin gold mine (located just 28 kilometers to the west) where gold mineralization is in a "Z" folded iron formation with pyrrhotite and arsenopyrite. The R43-R45 "Z" fold is of the same magnitude as Lupin. No drilling was reported here.

The R44-R47 showing is hosted by a banded garnet-silicate iron formation up to 5 meters wide and traceable on surface for 1.9 kilometers. The best gold values returned from surface sampling have been 2.98 and 11.1 gpt gold. No drilling was reported here.

Siliceous and sulphide-rich boulders of iron formation up to 2 meters in size were traced on surface for 200 meters on Helca's 4-2 grid. The best gold assay was 14.7 gpt gold. No follow-up drilling appears to have been done.

Cominco's Ox showing was discovered by surface sampling in 1988 on the lakeshore along the northern boundary of the historic Coco 6 claim. This area is now part of Tahera's IOL concession CO 08-00-05. The initial sampling of iron formation produced values of 3.29 gpt gold/ 4.0 meters. Follow up chip sampling in 1990 returned a value of 9.65 gpt gold/ 3 meters from a pyrrhotite-rich boulder. DDH-CC-89-4 was drilled underneath the showing and intersected two separate iron formation horizons 8.2 meters apart. The upper iron formation assayed 2.12 gpt gold/ 2.02 meters. The lower iron formation averaged 2.4 gpt gold/ 1.81 meters.

Several 080-0900 trending, 300 - 2700 meters long EM conductors were identified on Hecla Grid 5-5. A total of six iron formations were identified here, four of which were coincident with the EM conductors. Sulphide rich boulders of iron formation at the southwest section of Grid 5-5 yielded values to 28 gpt gold. The "Fox A" Canico showing is also within the Hecla 5-5 Grid area. Here the iron formation is 33 meters wide and 220 meters long and returned values to 5.1 gpt gold. Camico's "Grid 60" covered the shoreline on the west end of Hecla's Grid 5-5. A pyrite-bearing amphibolite iron formation sample on the shore of Contwoyto Lake assayed 11.0 gpt gold. This amphibolite unit trends westward into the lake.

Drilling by Hecla in 1987 on the 5-5 land grid included 8 holes totalling 942 meters. All eight holes intersected iron formation with five of the eight holes intersecting sulphide-rich and/or siliceous sulphidic iron formation. The best intercept was 2.31 gpt gold/ 7.85 meters (6.27 meters true width) from a section of 15% pyrite +/- arsenopyrite and pyrrhotite in DDH 87-6. Drillhole 87-15 is reported to have tested 30 meters below this intercept and only a narrow interval of iron formation was encountered. Faulting was interpreted to explain the change. DDH 87-8 was collared close to the baseline at L 9+00E and intersected 25.57 gpt gold/0.30 meters in garnet-bearing siliceous iron formation with <5% pyrrhotite. Several other intervals of iron formation, <1.0 -
5.5 meters wide were intersected in this hole. The surface samples values targeted for each drillhole were not explicitly given, although a value of 20.81 gpt gold was noted from surface sampling of a sulphidic siliceous iron formation 35 meters south of the collar for DDH 87-17. An 11.73 gpt gold surface sampling value within sulphidic iron formation was located approximately 75 meters east of the collar for DDH 87-17 and may have been the target of DDH 88-3.

Four short drill holes on the 5-5 grid in 1988 tested a folded iron formation as outlined by an IP survey. DDH 88-4 tested 225 meters west of the 2.31 gpt gold/ 7.85m intercept in DDH 87-6. DDH 88-4 intercepted 2.88 gpt gold/ 3.9m in pyrite-rich siliceous iron formation. DDH 88-3 tested an area 370 meters southeast of the 28 gpt gold surface sample and intersected 5.9 meters of siliceous and garnet-bearing iron formation with 1-2% pyrite. The bottom 1.7 meters of this unit contained 20% pyrite and assayed 4.2 gpt gold /1.7 meters. The actual high grade surface showing (28 gpt gold in arsenopyrite and quartz-rich iron formation boulders) was apparently not drilled. DDH 88-5 tested still further to the southeast (several hundred meters away). Three iron formations were intersected and the uppermost unit returned 2.07 gpt gold / 0.9 meters from a pyritiferous upper contact. DDH 88-2 intersected six horizons of siliceous +/- sulphidic iron formation ranging from 5.7 to 15.0 meters thick. The best value was 3.2gpt gold/1.4 meters.


Committee Bay Greenstone Belt

The Committee Bay Greenstone Belt is prospective for a number of mineral deposit types including BIF hosted gold, shear-hosted lode gold, komatiite hosted stratiform nickel-copper (Kambalda analogy), and PGEs in layered igneous complexes.

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

The Laughland Lake Anorthosite Suite ("LLAS") has good PGE potential. Rusty zones defined by sulphide gossans of up to 100 meters wide and 500 meters long have been reported in this area. Values to 185 ppb Pt, 41 ppb Pd, 1530 ppm nickel, and 1.35% copper have originated from these zones.

Exploration

As a result of the level of the 2004 exploration program, no field work will be undertaken in calendar 2005. Work will be limited to further assessment of the 2004 results and planning the 2006 season.

Slave Craton

The first phase of the planned exploration programs over the Hood River and Contwoyto IOL claim groups was carried out in August 2004 and consisted of exploration mapping, sampling and prospecting. This initial program was outlined to follow up and assess geophysical and geological anomalies reported by previous workers with a focus on targeting areas for phase two work.

As a result of the 2004 field season, several areas have emerged as having a strong potential for gold based on geological, mineralogical and structural criteria and as such require further examination. A program of detailed structural mapping is recommended in order to understand the complex structural environment. Further work should include detailed sampling and ground geophysics over key anomalous areas with a follow up drill program. BHP Minerals Ltd discovered the ULU deposit through a similar approach.

Hood River IOL Concessions

Bay Resources completed a total of $104,446 of qualifying assessment work on the Hood River IOL Cocessions. This work was filed by Tahera. Four key areas warrant further investigation.


Northern Fold Nose ( CO20-01-01)

This zone is located approximately 3 kilometers north of the ULU deposit and is thought to be part of the major fold structure which hosts the ULU deposit.

Further mineralized zones were discovered in the core of the Northern Fold Nose than previously described. Acicular arsenopyite was noted in narrow shears within silicified basalt just south of the Northern Fold Nose. Chip sampling of the exposed veins during the 2004 field season yielded several samples of anomalous gold values. A relationship between arsenic and gold is observed. Gold values obtained from this work ranged from 22.9 gpt to 495 ppb. Speculation is that the asymmetry of the fold produced a pressure shadow on the east limb and later hydrothermal fluids concentrated in this area.

Penthouse (CO20-00-01)

The Penthouse claims are covered by Tahera's concession CO20-00-01 and are underlain by a geologically and structurally complex package of rocks. Mafic volcanic and metasediments underlie the area.

The sediments are thought to form the conduit for mineralizing fluids. Gabbroic sills occur within the the mafic volcanics and sediments and form marker horizons outlining the structural complexity of the area.

A total of 65 samples were taken in the North Penthouse area with gold values ranging from 0.98 gpt to 12.82 gpt in chip and grab samples. A total of 36 per cent of samples taken from this area yielded anomalous assays.

A total of 53 samples were taken from the South  Penthouse area with 15 per cent
returning  anomalous  values.   These  samples  yielded  the  same  arsenic-gold
relationship with values ranging from 1.95 gpt to a high of 30.32 gpt.

The Crown Trenches and East Crown (CO20-00-01)

The Crown `Main Zone' is located in the southern portion of Tahera's concession CO20-00-01. It is comprised of a 800 meter contact zone of silicified basalt and biotite schist contact. Gold mineralization is associated with silicification +/-chloritization alteration assemblage with disseminated to massive, anhedral to euhedral arsenopyrite +/- pyrrhotite +/- pyrite. Seven trenches were dug into this contact.

The 2004 field work consisted largely of resampling of the trenches in this area. A total of 60, 1.0 meter to 1.5 meter chip samples were taken from these trenches. Results returned gold values from 5.78 gpt to 0.51 gpt with 32 per cent of the samples returning anomalous results.

East of the trenches several anomalous zones were located with a new zone extending off the claims and to the north for over 1 kilometer. This zone is roughly parallel to the Crown trench area and may perhaps be part of a large scale folded stratigraphy.

A total of 30 samples were taken on the East portion of the Crown area. The gold values ranged from 2.75 gpt to 0.02 gpt.

Blackridge area  (CO20-00-04-CO20-00-03A)

The main showing occurs along a gabbro-sediment contact. A linear mineralized contact zone was traced over 750 meters.

Anomalous results were returned from siliceous metavolcanics and metasediments with the highest values returned from trenches cut into gabrro metavolcanic/metasediment contact. A total of 39 samples were taken from this area with values ranging from 37.78 gpt gold, 21.58 gpt gold to lows in the vicinity of 2.5 gpt gold. Elevated copper values were also noted and the persistent relationship between arsenic and gold held in this sampling. A total of 40 per cent of the samples taken returned anomalous values. Overall the 2004 results were an improvement over the historical results reported as 2.87 gpt gold and 10.3 gpt gold over 1.07 meters.

Contwoyto IOL Concessions

Bay completed a total of CDN$109,057 of qualifying assessment work on the Contwoyto IOL Cocessions. This work was filed by Tahera. Some key areas that warrant further investigation include:

Norma Fault Area ( Co-08-00-01)

The geology consists of a package of sedimentary rocks belonging to the Contwoyto Formation with minor Ichen Formation rocks located largely on the northwest shore of the northeast arm of Contwoyto Lake. These rocks are appear as well bedded turbiditic sequences with amphibolitized iron rich sediments

A moderate to well mineralized silicate facies iron formation zone was found on the western edge of the claim block and traced over 800 meters. This zone consisted of narrow bands +/- 50 cm to 1.0 meter wide mineralized silicate facies iron formation containing very find grained pyrrhotite, pyrite and rare chalcopyrite at the contact with a gabbroic sill.

Grid 5-5 Area ( Co-08-00-02 )

Prospecting in the area of grid 5-5 on the southeast shore of the arm in the vicinity revealed the area to be underlain by a package of amphibole rich silicate facies iron formations, interbedded with a well banded turbiditic sequence of biotite felpspar rich +/- cordiertite/ andalusite sediments. Grey to clear quartz sweats and veining were observed conformable to bedding. These sediments were typically magnetite poor however a strong magnetic effect was experience in the center of the zone during mapping. This package has been folded asymmetrically with soft sediment folding exhibited within the individual beds. A fold closure to the south was observed in outcrop. Geophysical anomalies indicate fold zones trending off shore into the lake proximal to the Grid 5-5 zone.

This area produced the best gold results in the Contwoyto concessions with values ranging from 1.5 to 6.98 gpt gold from the iron formation.

Ox Area( Co-08-00-05 )

The north end of the claim block is underlain by a sulphide poor silicate facies iron formation 100 meters wide and extending over 150 meters to the northeast. To the north of the claim block interbeds of turbidites, biotite schists/greywacke and coarse to fine grained heavily oxidized amphipobilite. Mineralization is largely fine grained pyrite, pyrrhotite with minor chalcopyrite and rare malachite, in trace to 5 percent abundance. The mineralization is finely disseminated as well as locally concentrated along planes of schistosity. Structurally the area consists of tightly folded units with minor quartz veining crosscutting and conformable to bedding planes. The sampling program on the Ox grid fold zone yielded consistent anomalous gold values.

Committee Bay Greenstone Belt

A total of CDN$1.567 million was spent on our Committee Bay Greenstone Belt 2004 program. A large portion of the expense went to establishing a re-usable base-camp into this fairly remote location. All field, office, and camp supplies, as well as fuel, was flown in. As well all field activities were helicopter supported.

Between June 2004 and early September 2004, a regional, grassroots-type prospecting/mapping program was undertaken to explore all of our mineral claims in the Committee Bay Greenstone Belt. Each of our 21 claims hold significant promise of a mineral deposit. In some localities outcrop was not abundant or observed however, many of the claim sites were selected to cover key anomalies identified from the government regional airborne magnetic survey.

A total of 1,476 rock samples were removed and analysed from the 21 claims. In addition, a small soil grid was established on the Wrench claims and 658 soil samples were collected. Anomalous to ore grade gold was returned from sampling on several of the claim areas. Of particular note were the results from the Wrench claims which cover an area adjacent to the CBR's Three Bluffs deposit and were found to hold identical structures and lithologies. Sampling along exposed BIF produced high gold values of up to 100.45 gpt gold and anomalous values were returned from a 1.5 kilometer strike length of the target horizon.

Our exploration program began in late May 2004 with a geophysical program on the Wrench claims. This is covered in the "Geophysical Surveys" section.

Geophysical Surveys

Committee Bay Greenstone Belt- Wrench Claims

An eighty six line grid was established over the Wrench Claims by Aurora Geosciences Ltd of Yellowknife, NT. Grid point control was accomplished using GPS technology. Lines were turned off the base line on one hundred metre centres and in total the grid was comprised of 176.46 line kilometres. Subsequently, two geophysical surveys were undertaken. Total field magnetic surveying was carried out with readings obtained at 6.25 metre stations. Horizontal loop electromagnetic (H.L.E.M.) surveying was also undertaken. Readings for this survey were spaced at twenty five metre intervals.

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

The magnetic survey outlined a strong, six kilometre long northeast-trending magnetic anomaly along the western half of the grid. In the southeastern portion of the grid, two additional strong, parallel, magnetic anomalies were recorded. The H.L.E.M. survey outlined 17 distinct conductive trends/anomalies, most of which are coincident with, or flank very strong magnetic features.

Field verification of the magnetic anomalies indicates that the magnetic anomalies are a result of the presence of BIF units that underlie the grid.

Further Exploration

Slave Craton

A program of detailed mapping and sampling along with selective ground geophysical surveys has been recommended for the second phase of the exploration on the Tahera claims.

After the 2004 program the IOL concession area at Contwoyto was dramatically reduced down from 65,250.8 acres to 21,533.1 acres. All prospective ground was retained. The area reduction was done in conjunction with Tahera and it served to also greatly reduce the amount of exploration requirement for this area. A program of approximately $63,300 would be required to maintain the ground into 2006.

A small portion of the Hood River IOL Concession area was reduced with all prospective ground retained for further exploration. Currently Bay Resources has no required 2005 spending commitments to maintain this ground however, the Hood River area contains many of the most prospective gold targets which will be the subject of future exploration.

Committee Bay Greenstone Belt

With the large assessment credit excess from the 2004 program, our claims are secure for several years with no spending requirements, however due to the gold potential and interest in the Committee Bay Greenstone Belt, further work is planned.

Future exploration programs will involve further geophysical surveys, mapping, prospecting, sampling, and drilling. Identifying and defining drill targets will be the primary objective. Given the high grade results (61.6 gpt gold / 4.84m, and 27.41 gpt gold / 9.44m) from CBR's recent drilling on the Three Bluff's showing, on strike to the southeast, our Wrench showing (values to 100 gpt gold) is a possible drill target. The thick sequence of sheared BIF with pyrite + arsenopyrite on the Pickle claims also represents an excellent drill target.

Employees

We have a Vice President Exploration and Chief Operating Officer who are full-time employees. We also use casual employees in our field exploration program. The services of our Chief Executive Officer and Chief Financial Officer as well as clerical employees are provided to us on a part-time basis pursuant to a Service Agreement dated November 25, 1988 (the "Service Agreement") by and between AXIS Consultants Pty Limited and ourselves. AXIS also provides office facilities, equipment, administration and clerical services to the Company pursuant to the Service Agreement. The Service Agreement may be terminated by written notice from the parties thereto.

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

We Will Need Additional Financing To Determine If There Is Gold Or Other Commercial Minerals And To Maintain The Mineral Claims.

Our success will depend on our ability to raise additional capital. We have met our legal exploration commitments until 2012. However, at this time, we have not found a gold deposit and further exploration is required. There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make these investments. If funds are not available in the amounts required to maintain an interest, we will be unable to proceed further on the Committee Bay properties and our operations would be severely limited, and we would be unable to reach our objective. This could cause the loss of all or part of your investment.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2005 and for the years ended June 30, 2005 and 2004 and for the period July 1, 2002 (inception of exploration stage) through June 30, 2005 includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of A$31,406,000 which conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

If Our Officers And Directors Stopped Working For Us, We Would Be Adversely Impacted.

Our Vice President Exploration and Chief Operating Officer are employed on a full time employment contract. Other than these officers, none of our other officers or directors work for us on a full-time basis. There are no proposals or definitive arrangements to compensate our officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. They each have a conflict of interest in that they are officers and directors of other companies. You must rely on their skills and experience in order for us to reach our objective. We have no employment agreements or key man life insurance policy on any of them. The loss of some or all of these officers and directors could adversely affect our ability to carry on business and could cause you to loose part or all of your investment.

We Could Encounter Delays Due To Regulatory And Permitting Delays.

We could face delays in obtaining mining permits and environmental permits. Such delays, could jeopardize financing, if any, in which case we would have to delay or abandon work on the properties.

Gold Price Fluctuations.

If we are successful in developing a gold ore reserve, our ability to raise the money to put it into production and operate it at a profit will be dependant on the then existing market price of gold. Declines in the market prices of gold may render reserves containing relatively low grades of ore uneconomic to exploit, and we may be required to discontinue exploration, development or mining on the properties, or write down our assets. If the price of gold is too low we will not be able to raise the money or produce any revenue. We cannot predict the future market price of gold. A sustained decline in the market price of gold could cause a reduction in the value of your investment and you may lose all or part of your investment. However, in September 2005, the gold price reached an 18 year high.

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. There are presently 15,661,358 outstanding shares of our common stock held by stockholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, there shares may be sold without registration pursuant to the provisions of Rule 144. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our common stock.

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

Not Applicable

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

The  following  table sets out the high and low bid  information  for the Common
Stock  as  reported  by  the  National   Quotation   Service   Bureau  for  each
period/quarter indicated in US$:

Calendar Period                     High Bid (1)                  Low Bid (1)
---------------                     ---------                     --------


2003
First Quarter                         3.50                          1.01
Second Quarter                        2.25                          1.75
Third Quarter                         2.50                          1.50
Fourth Quarter                        3.20                          2.25

2004
First Quarter                        10.01                          2.40
Second Quarter                        9.50                          9.50
Third Quarter                         9.50                          8.00
Fourth Quarter                        8.00                          1.50

2005
First Quarter                         2.50                          1.01
Second Quarter                        1.75                          0.65

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Shareholders

As of August 31, 2005 the Company had approximately 245 shareholders of record.

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

Selected Financial Data

Our selected consolidated financial data presented below for each of the years in the two-year period ended June 30, 2005, and the balance sheet data at June 30, 2004 and 2005 have been derived from consolidated financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended June 30, 2005, and Notes thereto, which are included elsewhere in this Annual Report.

Consolidated Statement of Operations Data
(in thousands, except per share data)


                               Year ended June 30


                                                                         Conv.
                                                                       Transl.
                                             2004          2005          2005
                                               A$            A$           US$

Revenues                                        -             -              -
                                ----------------------------------------------


Costs and expenses                          1,722         2,603          1,984
                                ----------------------------------------------

Loss from operations                       (1,722)       (2,603)         (1,84)

Other income (loss)                            (1)            3              2
                                ----------------------------------------------

Profit (loss) before income
taxes                                      (1,723)       (2,600)        (1,984)

Provision for income taxes                      -             -              -
                                ----------------------------------------------

Net profit (loss) from                     (1,723)       (2,600)        (1,984)
Continuing Operations

Net loss from                                   -             -              -
Discontinued Operations
                                ----------------------------------------------

Net profit (loss)                          (1,723)       (2,600)        (1,984)
                                ----------------------------------------------



                                               A$            A$            US$

Net profit (loss) per share

On continuing operations                     (.18)         (.16)          (.12)

On discontinued                                 -             -              -
                                ----------------------------------------------
operations
                                             (.18)         (.16)          (.12)
                                ----------------------------------------------



Weighted average number
of shares outstanding (000's)               9,385        16,714         16,714
                                ==============================================

Consolidated Balance Sheet Data

                                               A$            A$            US$

Total assets                                1,466           227            173
Total liabilities                             599         1,577          1,201
                                ----------------------------------------------

Stockholders' equity (deficit)                867        (1,350)        (1,029)
                                ----------------------------------------------

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

                Year ended
                   June 30

                     2004            A$1.00        =     US$0.6903
                                     CDN$1.00      =     US$0.7433
                     2005            A$1.00        =     US$0.7620
                                     CDN$1.00      =     US$0.9279

The exchange rate between the A$ and US$ has moved by 10.4% between June 30, 2004 and 2005. Accordingly, a direct comparison of costs between fiscal 2004 and 2005 is not necessarily a true comparison.

Plan of Operation

We have A$2,000 in cash at June 30, 2005. We are investigating the possibility of raising money in the USA and Canada for exploration and working capital purposes.

During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties at a cost of A$2,228,000. This was more than the minimum required expenditure. As a result, we do not have a legal obligation to undertake further exploration on our properties during their life. However our properties are prospective for gold and other minerals. Subject to financing, we plan to undertake further exploration in the 2006 summer season. At this stage, we have not prepared a budget for the 2006 exploration program. Our budget for general and administration for fiscal 2005 is A$0.8 million. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

As set out in Item1 "Employees" we have a Vice President Exploration and a Chief Operating Officer, use temporary employees in our field exploration program and the services of our Chief Executive Officer and Chief Financial Officer as well as certain clerical employees are provided by AXIS. At the current time, we have no plans to change these arrangements or employ any further persons.

Results of Operations

Year ended June 30, 2005 versus Year ended June 30, 2004

Total costs and expenses have increased from A$1,722,000 for the year ended June 30, 2004 to A$2,597,000 (US$1,979,000) for the year ended June 30, 2005. The increase was a net result of:

i) An increase in exploration expenditure written off from A$951,000 in fiscal 2004 to A$1,277,000 (US$973,000) in fiscal 2005. In fiscal 2005, we completed our summer season field program on the Committee Bay and Slave Properties. These properties are in Nunavet in an isolated area and exploration can only be undertaken between June and August each year due to ground conditions. Exploration is costly as we were required to hire and construct a temporary camp which also had to be transported by charter flight. All supplies and casual employees also needed to be transported to the temporary camp by charter flights and/or helicopter. The properties are located approximately 100 kilometers from the camp and employees are transported by helicopter daily from camp to the exploration site. In addition, our Vice President Exploration was employed for a full twelve months compared to three months in fiscal 2004. In fiscal 2004 (April
     2004), we appointed a Vice President Exploration in Canada and commenced the exploration program on the Committee Bay Properties. During the 2003 fiscal year, the Company entered into an arrangement in Tibet in China (see
     Item 1 Business - General and History of the Company). This arrangement was subsequently cancelled however the Company incurred exploration expenditure totalling A$109,000 in the form of salaries, consulting fees, travel and accommodation and legal expenses. There was no comparable transaction in the 2004 fiscal year.

ii)  A decrease in interest  expense  from  A$122,000 in fiscal 2004 to A$44,000
     (US$34,000) in fiscal 2005. During fiscal 2005, we borrowed A$644,633 (US$491,210) from Wilzed, a company which our President and CEO is a Director and shareholder. Wilzed charged us A$31,235 (US$23,801) in interest. Wilzed charged interest at a rate between 9.10% and 9.35% during fiscal 2005. AXIS provides management and geological services to us pursuant to a Service Deed dated November 25, 1988. AXIS charged interst a rate between 10.60% and 10.85% for fiscal 2005. In March 2004, we repaid all in debt owing to Chevas Pty Ltd and AXIS. During the 2004 year, an interest rate of 8.60% was charged on outstanding amounts by Chevas. Chevas is a company associated with Mr. J.I. Gutnick, our President, which provided funding for the Company's operations during the year. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged interest at a rate between 10.10% and 10.60% for fiscal 2004.

iii) An increase in legal, accounting and professional costs from A$112,000 in fiscal 2004 to A$189,000 (US$144,000) in fiscal 2005. During fiscal 2005, we incurred legal expenses of A$58,874 (US$44,862) in relation to the proposed listing on Toronto Venture Exchange and A$40,763 (US$31,061) in relation to financing documents and general legal work; audit related fees of A$56,369 (US$42,953) being A$52,061 (US$39,670) for the professional services in relation to the financial statements in the quarterly Form 10-QSB's and annual Form 10-KSB and $4,308 (US$3,282) for professional services in relation to the listing application on Toronto Venture Exchange; and A$32,826 (US$23,668) in costs from our stock transfer agent for management of the share register. During fiscal 2004, we incurred legal expenses of A$31,500 which relates to the preparation of documentation for a dual listing on Toronto Venture Exchange; A$23,000 being legal costs involved in the preparation of a registration statement for the purpose of registering shares of common stock and warrants issued to RAB in the placement that occurred in April 2004; and general legal expenses to do with the normal activities of the Company. We also changed independent accountants during the fiscal 2003 year and as a result, incurred additional costs of A$5,000 during fiscal 2004.

iv) An increase in administrative costs from A$537,000 in fiscal 2004 to A$716,000 (US$546,000) in fiscal 2005. During fiscal 2005, the management fee charged by AXIS to us was A$120,000 (US$91,440); AXIS charged us A$224,065 (US$170,737) for Director's fees and salaries incurred on behalf of the Company which relates to fees paid to independent Directors and the cost of the President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provided services to the Company. One independent Director charged the Company directly amounting to A$20,000 (US$15,240). The Company paid A$68,000 in insurance premiums and there was no comparable amount in fiscal 2004 as the insurance policies were only taken out when the operations in Canada commenced at the end of fiscal 2004. In November 2004, we appointed a Chief Operating Officer and we paid his salary totalling A$82,823 (US$63,111). Prior to that date, the current Chief Operating Officer had provided consulting services and we had paid him A$51,132 (US$38,962). In addition, we have paid A$35,732 (US$27,228) to Cannacord who have agreed to sponsor our listing on Toronto Venture Exchange. During fiscal 2004, the management fee charged by AXIS to the Company was A$100,000. In fiscal 2004, AXIS charged the Company A$205,000 for Director's fees and salaries incurred on behalf of the Company which related to fees paid to independent Directors and the cost of the President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provided services to the Company. One Independent Director charged the Company directly from January 1, 2004 and this amounted to A$11,000. The Company incurred A$56,000 in travel and accommodation costs in relation to travel by Directors and officers on capital raising trips and trips in relation to the proposed dual listing of the Company's securities on the Toronto Venture Exchange; A$131,000 for consultants, a majority of which related to the costs of the Vice President Investor Relations and Business Development, who was a consultant during the year; and A$19,000 for lodgement costs of filings with the SEC.

v) an increase in stock based compensation from A$nil for fiscal 2004 to A$377,000 (US$287,000) for fiscal 2005. Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options (and up to a further 500,000 options) at an exercise price of US$1.00 per option pursuant to the 2004 Stock Option Plan. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2006, 333,334 vest on January 27, 2006 and the balance vest on July 27, 2006. If the additional 500,000 options are granted, they will vest 250,000 on October 31, 2005 and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock.

     The Company has accounted for all options issued in 2005 based upon their fair market value using the Black Scholes pricing model. There were no options issued by the Company prior to 2005.

     The Company has calculated the fair value of the options using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$575,100 (US$438,200) and has been reflected as Deferred Compensation Expense within the Shareholders Equity Statement. The gross fair value is amortised into operations over the vesting period. For fiscal 2005, the amortization amounted to $377,210.

Accordingly, the loss from operations increased from A$1,723,000 for the year ended June 30, 2004 to A$2,603,000 (US$1,984,000) for the year ended June 30, 2005.

The net loss amounted to A$2,600,000 (US$1,982,000) for the year ended June 30, 2005 compared to a net loss of A$1,723,000 for the year ended June 30, 2004. The net loss per common equivalent share in 2005 was A$0.16 cents (US$0.12) compared with a net loss with a common equivalent share of A$0.18 cents in the prior year.

Liquidity and Capital Resources

For the fiscal year 2005, net cash used in operating activities was A$2,032,000 (US$1,549,000) primarily consisting of amounts spent on exploration of A$1,277,000 (US$973,000), a decrease in prepayments and deposits of A$159,000 (US$121,000) for the exploration programme, an increase in accounts payable and accrued expenses of A$110,000 (US$84,000) and repayment of short term advance-affiliates of A$104,000 (US$79,000); net cash provided by financing activities was A$922,000 (US$703,000) being proceeds from long-term loans from affiliates of A$922,000 (US$703,000) and net cash used in investing activities of A$6,000 (US$4,000) being purchase of plant and equipment.

As of June 30, 2005 we had short-term obligations of A$605,000 (US$460,000) consisting mainly of accounts payable and accrued expenses.

We have A$2,000 in cash at June 30, 2005. We are investigating the possibility of raising cash flow through money in Canada for exploration purposes. We have lodged an application with TSX-V to dual list our shares of common stock on TSX-V. Cannacord Capital Corporation, have agreed to act as sponsor for the listing and may offer to act as agent on a commercially reasonably basis, following a successful listing, to assist us in raising up to CDN$3 million in flow through financing to assist us with funding our operations.

During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. This was more than the minimum required expenditure. As a result, we do not have a legal obligation to undertake further exploration on our properties during their life. However our properties are prospective for gold and other minerals. Subject to financing, we plan to undertake further exploration in the 2006 summer season. At this stage, we have not prepared a budget for the 2006 exploration program. Our budget for general and administration for fiscal 2006 is A$0.8 million. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company's financial statements, see Note 2 to the Company's Consolidated Financial Statements which are attached hereto

Quantitative and Qualitative Disclosures about Market Risk

Bay Resources is exposed to interest rate risk primarily through its loan facilities. The Company utilizes these borrowings to meet its working capital needs.

At June 30, 2005, the Company had outstanding borrowings of approximately $972,000 under its Loan Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $9,720 annually.

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

     In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended June 30, 2006 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.



(b) Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company during the year ended June 30, 2005.


Name                       Age        Position(s) Held

Joseph Gutnick             53         Chairman of the Board
                                      President, Chief Executive Officer and
                                      Director.

David Tyrwhitt             67         Director.

Peter Lee                  48         Director, Secretary, Chief Financial
                                      Officer and Principal Accounting Officer.

Paul Ehrlich               47         Director


Joseph Gutnick
Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since March, 1988. He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently a Director of Astro Diamond Mines N.L., Great Gold Mines N.L., and Quantum Resources Limited and President and CEO of Legend International Holdings Inc, a US corporation listed on the OTC market. Mr. Gutnick was previously Executive Chairman of Tahera Corporation, a company that is listed on Toronto Stock Exchange from May 2000 to October 2003 and has previously been a Director of the World Gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt
Dr Tyrwhitt was appointed a Director in November 1996. He is a geologist, holding a Bachelor of Science and PhD degrees and has 40 years experience in mineral exploration and management development and operation of gold mines in Australia. Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Astro Diamond Mines N.L., Great Gold Mines N.L., and Quantum Resources Limited listed on the Australian Stock Exchange and Legend International Holdings Inc, a US corporation listed on the OTC market.

Peter Lee
Mr Lee has been Chief Financial Officer and Principal Accounting Officer since August 1989 and was appointed a Director in February 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 20 years commercial experience and is currently General Manager Corporate and Company Secretary of several listed public companies in Australia and CFO and Secretary of Legend International Holdings Inc, a US corporation listed on the OTC market.

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

Mr Ehrlich resigned as a Director in September 2005 and ceased to be a member of the Audit and Remuneration Committee's.

Mordechai Gutnick
On September 14, 2005, Mr Modechai Zev Gutnick was elected a non-executive Director. Mr Mordechai Gutnick is a businessman and long-term investor in the mining industry. He is also a Director of Astro Diamond Mines N.L. (May 2003 to current), Great Gold Mines N.L. (May 2003 to current) and Quantum Resources Limited (May 2003 to current). Mr M Z Gutnick has been appointed to the Audit and Remuneration Committee's, effective September 14, 2005. Mr Mordechai Gutnick is the son of Mr Joseph Gutnick.

Mr. J I Gutnick was formerly the Chairman of the Board, Dr. Tyrwhitt was formerly an independent Director and Mr. Lee was formerly Company Secretary of Centaur Mining & Exploration Ltd., an Australian corporation, which commenced an insolvency proceeding in Australia in March 2001.

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

The executive officers of the Company are appointed by the Board of Directors. There are no family relationships between any Directors or executive officers of the Company unless otherwise disclosed.

Audit Committee

Our Board of Directors has an Audit Committee comprised of Dr Tyrwhitt and Mr M Z Gutnick, both of whom are independent Directors. Our Audit Committee does not include a "financial expert" as defined in Item 401 (e) of Regulation S-B. The Company only has two independent Directors and neither of these independent Directors has a finance background.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2005 all such filing requirements were complied with in a timely manner by all Directors and executive officers except (i) Mr Alford filed a Form 3 after the due date; (ii) Mr Althaus filed a Form 3 and nine Form 4's after the due dates for such forms and has not yet filed a Form 4 with respect to the grant of options to him; (iii) Mr Lee has not yet filed a Form 4 with respect to the grant of options to him; and (iv) Dr Tyrwhitt has not yet filed a Form 4 with respect to the grant of options to him.

Item 10. Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal year ended June 30, 2005, 2004 and 2003. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

                                                                           Long Term
                                      Annual Compensation             Compensation Awards
                               ----------------------------------  -------------------------
                                                                      Restricted  Securities
                                                        Other Annual     Stock    Underlying
                                 Year      Salary       Compensation     Awards    Options
                                 ----      ------       ------------     ------    -------
Name and Principal Position
Joseph Gutnick, Chairman
of the Board and CEO             2005   $91,667(1)(2)     $18,935(3)        --    500,000(4)
                                 2004   $76,000(1)(2)     $16,484(3)        --           --
                                 2003        $-(1)(2)     $28,553(3)        --           --
Pini Althaus, Chief
 Operating Officer               2005   US$110,000(5)            --         --    250,000(6)
Craig Alford, Vice
 President Exploration           2005     CDN$120,000         3,722         --    150,000(7)
--------------------------


1. The amounts listed were paid by us to AXIS, which provides the services of Mr. J I Gutnick and Mr Lee as well as certain other officers and employees to the Company.
2. Excludes options granted to Edensor of which Mr JI Gutnick is a Director and Shareholder (see Item 13 - Certain Relationships and Related Party Transactions)
3. Includes amounts paid by AXIS to an accumulation superannuation plan on behalf of Joseph Gutnick.

4. Includes 166,667 options that are vested 166,667 options that will vest on January 27, 2005 and 166,667 options that will vest on July 27, 2006.
5. Mr Althaus was a consultant for the period to October 2004 and at that time was appointed as an employee. The salary disclosed includes the consulting fees for the period July to October 2004 and the salary for the period November 2004 to June 2005.
6. Includes 250,000 options that are vested. In addition, subject to availability of options under the 2004 Stock Option Plan, Mr Althaus will be issued a further 250,000 options which will vest on August 31, 2005 and 250,000 that will vest on December 31, 2006.
7.   Includes 150,000 options that are vested.

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

Option Grants in Last Fiscal Year

                      Number of        Percent of Total
                        Shares        options Granted to                Market
                    of Common Stock      Employees in                  Price on
                      Underlying            Fiscal         Exercise     Date of       Expiration
     Name           Options Granted          Year           Price        Grant           Date
--------------      ---------------   ------------------   --------    ---------      -----------
Joseph Gutnick         500,000               35.7%          US$1.00      US$1.01       10/15/2014
Pini Althaus*          250,000               17.9%          US$1.00      US$1.01       10/15/2014
Craig Alford           150,000               10.7%          US$1.00      US$1.01       10/15/2014


*Subject to availability of options under the 2004 Stock Option Plan, Mr Althaus will be issued a further 250,000 options which will vest on August 31, 2005 and 250,000 options which will vest on December 31, 2006.

Aggregated Option Exercises in Fiscal 2005 and Fiscal 2005 Year-End Option
Values

The person listed in the following table did not exercise any options in 2005.

                                          Number of Shares of Common
                                              Stock Underlying             Value of Unexercised
                                                 Unexercised                   In-The-Money
                                           Options at June 30, 2005   Options at June 30, 2005(1)
    Name                                  Exercisable  Unexercisable  Exercisable   Unexercisable
---------------------------------------   -----------  -------------  -----------   -------------
Joseph Gutnick                                166,667        333,333   US$208,334      US$416,666
Pini Althaus                                  250,000             --   US$312,500              --
Craig Alford                                  150,000             --   US$187,500              --
===================


(1) Based on U.S.$1.25 per share, the June 30, 2005 closing price reported on the OTC Bulletin Board.

2004 Stock Option Plan

The 2004 Plan provides for the granting of options. The maximum number of shares available for awards is 10% of the issued and outstanding shares of common stock on issue at any time. If an option expires or is cancelled without having been fully exercised or vested, the remaining shares will generally be available for grants of other awards.

The 2004 Plan is administered by the Remuneration Committee of the Board comprised solely of directors who are not employees or consultants to Bay Resources or any of its affiliated entities.

Any employee, director, officer, consultant of or to Bay Resources or an affiliated entity (including a company that becomes an affiliated entity after the adoption of the 2004 Plan) is eligible to participate in the 2004 Plan if the Committee, in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the success of Bay Resources or an affiliated entity. During any one year period, no participant is eligible to be granted options to purchase more than 5% shares of our issued and outstanding common stock or if they provide investor relations activities, or are a consultant to the Company, 2% of the issued and outstanding shares of common stock in any 12 month period.

Options granted under the 2004 Plan are to purchase Bay Resources common stock. The term of each option will be fixed by the Remuneration Committee, but no option will be exercisable more than 10 years after the date of grant. The option exercise price is fixed by the Remuneration Committee at the time the option is granted. The exercise price must be paid in cash. Options granted to participants vest and have a term of 10 years.

No award is transferable, or assignable by the participant except upon his or her death.

The Board may amend the 2004 Plan, except that no amendment may adversely affect the rights of a participant without the participant's consent or be made without stockholder approval if such approval is necessary to qualify for or comply with any applicable law, rule or regulation the Board deems necessary or desirable to qualify for or comply with.

Subject to earlier termination by the Board, the 2004 Plan has an indefinite term except that no ISO may be granted following the tenth anniversary of the date the 2004 Plan is approved by stockholders.

Options to purchase the following shares of common stock have been issued (or agreed to be issued) as follows:-

Name                                 Quantity                   Exercise Price
J. I. Gutnick                        500,000                    US$1.00
P.J. Lee                             250,000                    US$1.00
D S Tyrwhitt                          50,000                    US$1.00
P L Ehrlich *                         50,000                    US$1.00
P. Althaus **                        750,000                    US$1.00
C. Alford                            150,000                    US$1.00
E Flood                              150,000                    US$1.00

* as a result of Mr Ehrlich's resignation in September 2005, the options are relinguished.

** tranche 1 of 250,000 options issued. Tranches 2 and 3 are subject to availability of options under plan.

None of the proposed recipients have received any stock options or other equity based forms of compensation from us for at least the last three years.

Other than the issue of these Options, there are no other current plans or arrangements to grant any options under the 2004 Plan.

Compensation Pursuant to Plans.

The Company does not have any pension or profit sharing plans. The Company's Vice President Exploration and temporary staff employed in the exploration programme in Canada are subject to Canadian requirements for contributions to pension plans. At June 30, 2005, the Company has an obligation to pay A$13,570. Contributions to employee benefit or health plans during the year ended June 30, 2005 were A$7,196.

Compensation to Directors

It is our policy to  reimburse  Directors  for  reasonable  travel  and  lodging
expenses  incurred  in  attending  Board  of  Directors  meetings.   Independent
Directors are paid Directors fees of A$20,000 per annum.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2005, information regarding options under our 2004 stock option plan, our only active plan. The 2004 stock option plan has been approved by our stockholders. Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.


                                                                      Number of securities
                                                                       remaining available
                            Number of                                  for future issuances
                         securities to be                                  under equity
                           issued upon         Weighted average         compensation plans
                           exercise of          Exercise price              (excluding
                           outstanding          of outstanding         securities reflected
                             options                options                in column (a)
Plan Category                  (a)                    (b)                       (c)
-------------------    -------------------     -----------------       ---------------------
Equity compensation
plans approved by
security holders           1,400,000(1)             US$1.00                   271,163(2)

Equity compensation
plans not approved
by security holders             -                      -                          -
                       -------------------     -----------------       ---------------------

   Total                   1,400,000(1)             US$1.00                   271,163(2)
-------------------    ===================                             =====================


(1) Does not include 500,000 options that have been granted subject to future availability under our 2004 stock option plan.

(2) The maximum number of shares available for issuance under the 2004 stock option plan is equal to 10% of the issued and outstanding shares of common stock, at any time.

Principal Officers Contracts

Pini Althaus


On October 15, 2004, the Company appointed Mr. Pinchas (Pini) Althaus as Chief Operating Officer.

Mr Althaus has 9 years business experience in insurance, sales, business development and investor relations. More recently Mr Althaus was Director of Business Development for Ambient Corporation (February 2000 to February 2003), a company providing power line communications technology. In this role, Pini initiated and maintained relationships with U.S. & International electrical utilities and power companies, and managed and initiated relationships with strategic and business development partners. He played a major role in Ambient completing two successful rounds of funding, acted as liaison between Ambient and its investors/financial community, managed public relations and corporate communications duties, including press releases and media interviews, and created and delivered presentations for Ambient. He joined Tahera Corporation, a diamond exploration company, in February 2003 as Director of Investor Relations & Business Development where he managed public relations and investor relations activities, including press releases, conducting media interviews, responding to shareholder inquiries and representing Tahera at conferences.

In October 2003, Pini left Tahera and since that time, has provided consulting services to Bay Resources and its subsidiary company covering investor relations and public relations activities, including fund raising, press releases, media interviews, and shareholder inquiries. In addition to this, he has coordinated road-shows and delivered presentations on the Company's behalf. On October 15, 2004, he was appointed Chief Operating Officer of Bay Resources Ltd.

The employment agreement was effective May 1, 2004 and expires on December 31, 2006. Mr. Althaus shall be paid a salary of US$110,000 exclusive of bonus benefits and other compensation. The Company has agreed to provide Mr. Althaus with executive benefits comparable to those provided by the Company to other executives of the Company generally and shall permit Mr. Althaus to participate in any bonus place, share purchase plan, retirement plan or similar plan offered by the Company to its executives generally in the manner and the extent authorized by the Remuneration Committee of the Company. In addition, Mr. Althaus will be able to participate in such extended health, medical, disability insurance and other benefit plans established by the Company and made available to other executives of the Company.


The Company has agreed to grant Mr. Althaus options to purchase 750,000 shares of common stock of the Company at an exercise price of US$1.00 per option which will vest as follows:-

     o    250,000 shall vest immediately;

     o    a further 250,000 will vest at the mid term date of the contract; and

     o    the remaining 250,000 will vest on December 31, 2006.

The  options  will  be  issued  subject  to  applicable   securities  laws,  the
availability of options within the Company stock option plan and may be subject to whole periods.


In the case of the change of control, all options then outstanding will immediately vest for the purpose of such transaction.


The Company may terminate the employment of Mr. Althaus without notice or any payment in law of notice for cause. The agreement may also be terminated by the Company upon 30 days written notice to Mr. Althaus if Mr. Althaus becomes permanently disabled and the agreement shall terminate without notice upon the death of Mr. Althaus. If Mr. Althaus' employment is terminated during the term for cause or by voluntarily termination by Mr. Althaus, Mr. Althaus shall not be entitled to any severance payment other than pro rata entitlements up to the date of termination.


Mr. Althaus may terminate his employment with the Company at any time upon the occurrence of any one of the following:-

     (i) A reduction of diminution in Mr. Althaus' authority, duties or responsibilities (including without limitation, with respect to office or title) hereunder,

     (ii) Any  reduction  in the then  applicable  base  salary or Mr.  Althaus'
          eligibility  to  participate  in  any  executive   benefits   program,
          retirement plan or executive incentive bonus programs,

     (iii) Unless without his prior consent, his place of work is relocated to more than 30 miles from New York,

     (iv) Any other material failure on the part of the Company to comply with any other provision of this agreement or any stock option agreement executed by the parties as contemplated herein.


If Mr. Althaus' employment is terminated for other than cause, Mr. Althaus will be entitled to receive the lesser of the total of three months salary at the applicable base salary rate and the present value of the salary of Mr. Althaus during the next 24 months.


If Mr. Althaus' employment is terminated as a result of permanent disability or death, a payment will be made to Mr. Althaus or his estate of the balance of the base salary that would otherwise have been paid to Mr. Althaus during the remainder of the term of the agreement.


Craig Alford

In April 2004 the Company appointed Mr. Craig Alford as Vice President Exploration. Mr. Alford has over 20 years of experience in the exploration business including 5 years as Senior Geologist to District Manager for Teck Cominco's exploration programs in Kyrgyzstan, Argentina and Chile. Most recently Mr. Alford participated in various successful exploration programs within Canada and the former Soviet Union, including as a Geologic Consultant for Placer Dome, one of the world's largest gold mining companies. Mr. Alford has worked in exploration for several major and junior mining companies including
Falconbridge, Golden Star Resources, Granges, and Homestake Minerals. In addition, he has worked with the Geologic Survey of Canada.

Mr. Alford holds a Masters degree with Commendation in Geology from Lakehead University. He has extensive exploration experience in many commodities, including gold,  silver,  copper,  lead,  zinc, oil, and diamonds.  Mr. Alford's exploration experience is throughout Canada and several other countries including Venezuela, Guyana, Chile, Argentina, Suriname, and Kyrgyzstan.

Mr. Alford is responsible for overseeing Bay Resources' gold exploration on the Committee Bay Greenstone Belt and in the Slave Craton in Nunavut, Canada. He will also be actively involved in continuing Bay Resources' strategy of acquiring high potential, early-stage gold properties worldwide.

Mr Alford's contract is for one year until March 31, 2005 and since that time has been operating on a month to month basis. Discussions are being held between the parties with a view to renewing the contract. The contract sets out a salary of CDN$120,000 per annum and the issue of 150,000 stock options pursuant to a Stock Option Plan. If the Company terminates the contract without cause the Company is required to pay Mr Alford a payment equivalent to two weeks salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at June 30, 2005 by:

(i)  each of our present Executive Officers and Directors,

(ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii) all of our present Directors and officers as a group.

Name                          Number of Shares Owned               Percentage of
                                                                   Shares (1)

Edensor Nominees Pty Ltd            5,394,590                        32.3

Pini Althaus                          250,000             (8)         1.5

Kerisridge Pty Ltd                  3,507,968                        19.0

Surfer Holdings Pty Ltd             1,500,000                         8.9

Kalycorp Pty Ltd                    2,000,000                        12.0

Joseph Gutnick                     12,954,208          (2)(3)        68.3
                                                 (4)(5)(6)(7)

Stera Gutnick                      12,428,558    (4)(5)(6)(7)        67.3

David Tyrwhitt                         50,000          (2)(8)         0.2

Peter Lee                             250,000          (2)(8)         1.5

Paul Ehrlich                           50,000             (8)         0.2

RAB Special Situations
(Master) Fund Limited               1,670,000             (9)        9.99
                              -----------------------------------------------

All officers and Directors
As a group                         13,554,208         (4)(10)        69.3
                              -----------------------------------------------

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

(4) Includes 5,394,590 shares of Common Stock owned by Edensor Nominees, 3,507,968 shares of Common Stock owned by Kerisridge (including 1,753,984 shares issuable upon exercise of warrants), 1,500,000 shares of Common Stock owned by Surfer Holdings Pty Ltd, 2,000,000 shares of Common Stock held by Kalycorp Pty Ltd and 26,000 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of which Mr Joseph Gutnick, Stera
     M. Gutnick and members of their family are officers, Directors and principal stockholders.

(5) Includes 500,000 shares issuable upon exercise of stock options of which are vested and

(6)  Joseph Gutnick is the beneficial owner of 25,650 shares of Common Stock.

(7)  Joseph Gutnick and Stera Gutnick are husband and wife.

(8) Issuable upon exercise of stock options of which 33.3% are vested 33.3% vest on January 27, 2006 and the remaining 33.4% will vest on July 27, 2006.

(9) RAB owns 1,670,000 shares of common stock and warrants exercisable to acquire an additional 1,670,000 shares of common stock. Under the terms of the warrants, in no event shall such securities be converted into common shares if, after giving effect to such conversion, the holder would, in aggregate, beneficially own common shares of the Company in excess of 9.99% of the issued and outstanding common shares, within the meaning of Rule 13d-1 of the Securities Exchange Act of 1934, as amended.

(10) Includes 1.1 million shares that are issuable upon exercise of stock options, of which 533,333 are vested, 283,333 vest on January 27, 2006 and the remaining 283,333 will vest on July 27, 2006.

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

The Company paid AXIS A$487,535 (being A$383,535 in respect to the current year and A$104,000 being the amount owing at June 30, 2004) in respect of the Service Agreement for the fiscal year ended June 30, 2005 and A$759,410 (being A$335,987 in respect to the current year and A$486,000 in respect to prior years) in respect of the Service Agreement for the fiscal year ended June 30, 2004 and A$201,688 for the fiscal year ended June 30, 2003. During 2005, AXIS loaned the Company A$249,500.At June 30, 2003, 2004 and 2005, the Company owed AXIS A$486,000, A$104,000 and A$296,764 respectively for services provided in accordance with the Service Agreement. During fiscal 2003, 2004 and 2005, AXIS Consultants charged interest of A$46,642, A$42,742 and A$13,879 respectively on outstanding balances. AXIS charged interest at rates between 9.60% and 10.10% for fiscal 2003 and 10.10% and 10.60% for fiscal 2004 and 10.60% and 10.85% for fiscal 2005.


Chevas, a company associated with our President, Joseph Gutnick, has provided loan funds to enable us to meet our liabilities and has paid certain expenses on our behalf. At June 30, 2002 we had a liability to Chevas of A$783,743. During the 2003 fiscal year, Chevas loaned a further A$369,155 and charged A$86,417 in interest to us on the loan account. At June 30 2003, we owed Chevas A$1,239,315. During the 2004 fiscal year, Chevas loaned a further A$187,122 and charged
A$82,776 in interest to us on the loan account. During fiscal 2004, we repaid the loan in full. Chevas charged interest to us on outstanding balances of the loan account at the ANZ Banking Group Limited reference rate for overdrafts over A$100,000 plus 1%. In accordance with this formula, the actual interest rate charged during the 2003 fiscal year was 8.60% and during the 2004 fiscal year was 8.60% to 9.10%.

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

Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities. During the 2005 fiscal year, Wilzed loaned A$644,633 and charged A$31,235 in interest. We repaid $396. At June 30, 2005, the Company owed Wilzed A$675,472. Wilzed charged interest during fiscal 2005 at rates between 9.10% and 9.35%.

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

(c)       Form 8-K

          Not Applicable

Item 14.  Principal Accounting Fees and Services

The following table shows the audit fees we were billed by PKF for fiscal 2005 and 2004.

                               2005                   2004
                               ----                   ----

Audit fees                      $52,061                $41,121
Audit related fees*               4,308                      -
Tax fees                              -                      -
                         ---------------        ---------------
Total                           $56,369                $41,121
                         ===============        ===============

* services relating to listing on Toronto Venture Exchange A$4,308 (2004: A$nil)

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


                                                BAY RESOURCES LTD.

                                                (Registrant)

                                                By:   /s/ Peter J Lee
                                                      --------------------------
                                                      Peter J Lee
                                                      Director, Secretary,
                                                      Chief Financial Officer
                                                      and Principal Financial
                                                      and Accounting Officer



Dated: September 27, 2005

                           FORM 10-KSB Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                      Title                          Date

     /s/ Joseph Gutnick
1.   -------------------       Chairman of the Board,
     Joseph Gutnick            President and Chief Executive
                               Officer (Principal Executive
                               Officer), and Director.        September 27, 2005



     /s/ David Tyrwhitt
2.   -------------------       Director.                      September 27, 2005
     David Tyrwhitt



     /s/ Peter Lee
3.   -------------------       Director, Secretary,
     Peter Lee                 Chief Financial Officer and
                               Principal Financial and
                               Accounting Officer.            September 27, 2005



     /s/ Mordechai Gutnick
4.   ---------------------     Director                       September 27, 2005
     Mordechai Gutnick

                                  EXHIBIT INDEX

Incorporated by     Exhibit
Reference to:       No          Exhibit


(1)  Exhibit 3.1    3.1         Certificates of Incorporation of the Registrant
(1)  Exhibit 3.2    3.2         By-laws of the Registrant
(2)  Exhibit A      3.3         Amendment to Certificate of Incorporation dated July 17, 1999
(3)                 3.4         Amendment to Certificate of Incorporation dated October 17,
                                2000
                    3.5         Amendment to Certificate of Incorporation dated April 6, 2005
(4)  99.3           4.1         Warrant to purchase 1,670,000 shares of common stock
(4)  99.4           4.2         Warrant to purchase 1,783,984 shares of common stock
(5)  Exhibit 10.5   10.4        Service Agreement dated November 25, 1988, by and between
                                the Registrant and AWI Administration Services Pty Limited
(6)  Exhibit 10.6   10.5        Agreement with Tahera Corporation
(4)  Exhibit        10.6        Subscription Agreement with RAB Special Solutions LP
(7)                 10.7        Employment Agreement between the Registrant and C. Alford
                    10.8        Employment Agreement between the Registrant and P Althaus.
(7)                 10.9        Sponsorship Agreement with Canaccord Capital
     *              21          List of Subsidiaries as at June 30, 2005.
     *              31.1        Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the
                                Sarbanes-Oxley Act of 2002 by Peter
                                James Lee.
     *              31.2        Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by
                                Joseph Isaac Gutnick.
     *              32.1        Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                                Joseph Issac Gutnick.
     *              32.2        Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                                Peter James Lee

     *Filed herewith

    Financial Statements for the years ended June 30, 2004 and 2005. Bay Resources, Ltd Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2004 and Audited Consolidated Financial Statements for the Company for the year ended June 30, 2005.


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

(7) Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2004.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)


                        Consolidated Financial Statements

                             June 30, 2005 and 2004

         (with Report of Independent Registered Public Accounting Firm)

CONTENTS


                                                                            Page


Report of Independent Registered Public Accounting Firm                      F-2
Consolidated Balance Sheet                                                   F-3
Consolidated Statements of Operations                                        F-4
Consolidated Statements of Stockholders' Equity (Deficit)                    F-5
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                            F-7 - F-16

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of Bay Resources Ltd.

We have audited the accompanying consolidated balance sheet of Bay Resources Ltd. and Subsidiaries (An Exploration Stage Company) as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2005 and 2004 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Resources, Ltd. and Subsidiaries at June 30, 2005, and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at June 30, 2005 the Company had not yet commenced revenue producing operations and had a retained deficit of A$31,406,000 (US$23,931,000). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.






New York, NY                                        PKF
September 6, 2005                                   Certified Public Accountants
                                                    A Professional Corporation

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2005

                                                                               Convenience
                                                                  A$000's      Translation
                                                                     2005         US$000's
                                                                                      2005
                                                           -------------------------------
ASSETS

Current Assets:
Cash                                                                   2                2
Receivables                                                          126               96
Prepayments and Deposits                                              82               62
                                                           -------------------------------
Total Current Assets                                                 210              160
                                                           -------------------------------

Non Current Assets:
Property and Equipment, net                                           17               13
                                                           -------------------------------
Total Non Current Assets                                              17               13
                                                           -------------------------------

Total Assets                                                         227              173
                                                           ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses                                605              460
                                                           -------------------------------
Total Current Liabilities                                            605              460
                                                           -------------------------------

Non Current Liabilities
Long-Term Advance - Affiliate                                        972              741
                                                           -------------------------------
Total Non Current Liabilities                                        972              741
                                                           -------------------------------

Total Liabilities                                                  1,577            1,201
                                                           -------------------------------

Stockholders' Equity (Deficit):
Common stock: $.0001 par value
50,000,000 shares authorised,
16,714,130 shares issued                                               2                2
Less Treasury Stock, at Cost, 2,500 shares                           (20)             (15)
Additional Paid-in-Capital                                        30,275           23,068
Deferred Compensation                                               (198)            (151)
Other Comprehensive loss                                              (3)              (2)
Retained Deficit during exploration stage                         (5,004)          (3,813)
Retained Deficit prior to exploration                            (26,402)         (20,118)
                                                           -------------------------------
Total Stockholders' Equity (deficit)                              (1,350)          (1,029)
                                                           -------------------------------

Total Liabilities and Stockholders' Equity                           227              172
                                                           ===============================

See Notes to Financial Statements

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                   For the years ended June 30, 2004 and 2005
                   and for the cumulative period July 1, 2002
             (inception of exploration activities) to June 30, 2005


                                                                          Convenience  July 1, 2002
                                                                          Translation    to June 30,
                                                A$000's        A$000's       US$000's          2005
                                                   2004           2005           2005       A$000's
                                           ---------------------------------------------------------

Revenues                                            $-             $-             $-             $-
                                           ---------------------------------------------------------
Cost and expenses

Stock Based Compensation                             -            377            287            377
Exploration Expenditure                            951          1,277            973          2,426
Interest Expense net - related entity              122             44             34            299
Legal, Accounting and Professional                 112            189            144            363
Administrative                                     537            716            546          1,541
                                           ---------------------------------------------------------
                                                 1,722          2,603          1,984          5,007
                                           ---------------------------------------------------------
(Loss) from Operations                          (1,722)        (2,603)        (1,984)        (5,007)
Foreign Currency Exchange Gain (Loss)               (1)             3              2             (3)
                                           ---------------------------------------------------------
(Loss) before Income Tax                        (1,723)        (2,600)        (1,982)        (5,004)
Provision for Income Tax                             -              -              -              -
                                           ---------------------------------------------------------
Net (Loss)                                     $(1,723)        (2,600)        (1,982)        (5,004)
                                           =========================================================


Basic net (Loss) per Common Equivalent
 Shares                                          $(.18)         $(.16)         $(.12)         $(.38)
                                           =========================================================

Weighted Number of Common Equivalent
Shares Outstanding (000's)                       9,385         16,714         16,714         12,932
                                           =========================================================


See Notes to Financial Statements

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                             June 30, 2004 and 2005
                   and for the cumulative period July 1, 2002
             (inception of exploration activities) to June 30, 2005


                       Shares   Common   Treasury    Additional   Retained      Retained     Deferred   Other        Total
                                Stock    Stock, at    Paid-in     Earnings      Earnings      Compen-   Compre-
                                Amount    Cost        Capital     (Deficit)     (Deficit)     sation    hensive
                                                                 (during the    (prior to                Loss
                                                                 Exploration   Exploration
                                                                   stage)         stage)
                      ------------------------------------------------------------------------------------------------------
                        000's  A$000's     A$000's      A$000's      A$000's       A$000's    A$000's   A$000's    A$000's

Balance June 30,
 2002                   6,347       $1       $(20)      $25,175            -     $(26,402)          -         -   $(1,246)
Net loss                    -        -           -            -        (681)             -          -         -      (681)
                      ------------------------------------------------------------------------------------------------------

Balance June 30,
 2003                   6,347       $1       $(20)      $25,175       $(681)     $(26,402)          -         -   $(1,927)

Issuance of
 1,753,984 shares
 and warrants in
 lieu of debt
 repayment              1,754        -           -        2,273            -             -          -         -      2,273
Sale of 1,670,000
 shares and warrants    1,670        -           -        2,253            -             -          -         -      2,253
Issuance of
 6,943,057 shares on
 cashless exercise
 of options             6,943        1           -          (1)            -             -          -         -          -
Net unrealised loss
 on foreign exchange        -        -           -            -            -             -          -       (9)        (9)
Net (loss)                  -        -           -            -     $(1,723)             -          -         -     (1,723)
                      ------------------------------------------------------------------------------------------------------
Balance June 30,
 2004                  16,714       $2       $(20)      $29,700     $(2,404)     $(26,402)          -       (9)       $867

Issuance of
 1,400,000 options
 under 2004 stock
 option plan                -        -           -          575            -             -      (575)         -          -

Amortisation of
 1,400,000 options
 under 2004 stock
 option plan                -        -           -            -            -             -        377         -        377

Net unrealised gain
 on foreign exchange        -        -           -            -            -             -                    6          6

Net/(loss)                  -        -           -            -      (2,600)                                       (2,600)
                      ------------------------------------------------------------------------------------------------------

Balance June 30,
 2005                  16,714       $2       $(20)       30,275     $(5,004)      (26,402)      (198)       (3)    (1,350)
                      ------------------------------------------------------------------------------------------------------


See Notes to Financial Statements

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 2004 and 2005
                   and for the cumulative period July 1, 2002
             (inception of exploration activities) to June 30, 2005

                                                                          Convenience   July 1, 2002
                                                                          Translation    to June 30,
                                                   A$000's    A$000's        US$000's           2005
                                                      2004       2005            2005        A$000's
                                              --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                         $(1,723)   $(2,600)        $(1,981)       $(5,004)
Adjustments to reconcile net (loss) to net
 cash (used) in operating activities
Foreign Exchange                                        (9)         6               4             (3)
Depreciation of plant and equipment                      1          9               7             10
Stock based compensation                                 -        377             287            377
Accrued interest added to principal                      1         50              38            184
Net Change In :
Receivables                                            (84)       (39)            (30)          (126)
Staking Deposit                                          -          -               -             23
Prepayments and Deposits                              (241)       159             121            (82)
Accounts Payable and Accrued Expenses                  338        110              84            156
Short-Term Advance - Affiliates                        103       (104)            (79)           (36)
                                              --------------------------------------------------------

Net Cash used in Operating Activities               (1,614)    (2,032)         (1,549)        (4,501)
                                              --------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Plant and Equipment                        (21)        (6)             (4)           (27)
                                              --------------------------------------------------------
Net Cash used in Investing Activities                  (21)        (6)             (4)           (27)
                                              --------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net borrowing (repayments) from Affiliates          (1,774)       922             703              3
Sale of Shares of Common Stock                       2,253          -               -          2,253
Proceeds from loan payable                           2,273          -               -          2,273
                                              --------------------------------------------------------

Net Cash Provided by Financing Activities            2,752        922             703          4,530
                                              --------------------------------------------------------
Net Increase (Decrease) in Cash                      1,117     (1,116)           (850)             1
Cash at Beginning of Year                                1      1,118             852              1
                                              --------------------------------------------------------
Cash at End of Year                                  1,118          2               2              2
                                              ========================================================

Supplemental Disclosures
Interest Paid                                         $122          -               -            255

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares              $2,273          -               -          2,273
Stock Options recorded as Deferred
 Compensation                                            -       $575            $438           $575


See Notes to Financial Statements

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

(1)  ORGANIZATION AND BUSINESS

     Bay Resources, Ltd. ("Bay Resources" or the "Company") is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 32.3% of Bay Resources as of June 30, 2005. During fiscal 1998, Bay Resources incorporated a subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com has not traded since incorporation. On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Bay International Pty Ltd, (now known as Bay Resources (Asia) Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation ("Golden Bull") (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull is the vehicle that will be used by the Company to undertake exploration activities for gold in Canada.

     During the 2002 fiscal year, Bay Resources expanded its gold exploration business by entering into an agreement to explore for gold on extensive property interests in northern Canada held by Tahera Corporation; and making application via a new 100% owned subsidiary, Golden Bull Resources Corporation, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada.

     Bay Resources originally applied for 29 claims totaling 71,694 acres in the Committee Bay Greenstone Belt in central Nunavut, Canada. These claims were recorded on October 16, 2002. From the original area, Bay Resources retained a total of 49,439.48 acres on 21 claims. To keep the claims in good standing, Bay Resources needed to spend a total of CN$197,798 of assessment work was required to be completed by the anniversary date of October 16, 2004. A total of CDN$98,879 is required in each subsequent year up to 2012 (at which point a decision to bring the claims to lease must be made). Bay Resources spent more than the minimum requirement and the excess spent can be used to offset the expenditure requirements in following years. As a result, Bay Resources has already met its commitment until 2012.

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

     The Company's ability to continue operations through fiscal 2006 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

(1)  ORGANIZATION AND BUSINESS (continued)

     The Company raised A$2,253,000 in April 2004 through the issuance of shares
     under  a  Private   Placement  and  has  used  their  funding  to  commence
     exploration activity in Canada.

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends Statement of Financial Accounting standards No. 123, "Accounting for Stock-Based compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the Company fiscal year ended June 30, 2003.

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset is some circumstances). The requirements of SFAS No. 150 apply to issuer's classification and measurement of freestanding instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The adoption of this new standard had no effect on the Company's financial position.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No.29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

(2)  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

     The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Accounting for Stock-Based Compensation." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The adoption this statement will not have an effect on the Company's financial position or results of operations as the Company already applies the provisions of FASB No.123 and accounts for stock options under the fair value method

     In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies the meaning of the term CONDITIONAL ASSET RETIREMENT OBLIGATION as used in SFAS 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

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

     (d)  Comprehensive Income (Loss)

          The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". SFAS 130 requires a company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains or (losses) during fiscal 2005 and 2004 amounted to A$6,000 and (A$9,000), respectively. Accordingly, comprehensive loss for the years ended June 30, 2005 and 2004 amounted to A$2,594,000 and A$1,732,000, respectively.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

     (3)  ACCOUNTING POLICIES (continued)

          (e)  Property and Equipment

               Property and equipment is stated at cost. Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment. Accumulated depreciation and depreciation expense as of and for the year ended June 30, 2005 amounted to A$2,654 (2004 A$1,052) and A$1,602 (2004 $1,052)
               respectively.

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

          (h)  Loss per share

               Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive loss per share has not been presented as the effects of common stock equivalents are anti-dilutive.

          (i)  Exploration Expenditure

               Exploration expenditure consisting of prospecting and exploration costs are written off into operations as incurred.

          (j)  Accounting for Stock Options

               For the issuances of stock options, the Company follows the fair value provisions of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". SFAS 123 requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognised over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. In the case where there is no required service period, the fair value of the equity instruments is expensed immediately.

                      BAY RESOURCES, LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

(3)  ACCOUNTING POLICIES (continued)

     (k)  Pension Plans

          The Company does not have any pension or profit sharing plans. The Company's Vice President Exploration and temporary staff employed in the exploration programme in Canada are subject to Canadian requirements for contributions to pension plans. At June 30, 2005, the Company has an obligation to pay A$13,570. Contributions to employee benefit or health plans during the year ended June 30, 2005 were A$7,196.

     (l)  Convenience Translation to US$

          The consolidated financial statements as of and for the year ended June 30, 2005 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2005 (A$1.00=US$0.7620). The translation was made solely for the convenience of readers in the United States.

     (m)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates required to be made by management include the fair value of options and other equity instruments issued.

     (n)  Comparative Figures

          Where  necessary,   comparative  figures  have  been  restated  to  be
          consistent with current year presentation.

(4) INVESTMENT SECURITIES The Company has several small historical cost based investments that it has provided a full valuation for diminution and carry's at a $nil value (2004 $nil).

                                                                                           A$000's
                                                                                              2005
                                                                                              ----
(5)  LONG-TERM ADVANCE - AFFILIATE
     Loan from AXIS Consultants, a corporation affiliated with the                             297
     President of Bay Resources.  Interest accrued at 10.60% to 10.85%
     being the National Australia Bank rate plus 1.5% for overdrafts over
     $100,000.

     Loan from Wilzed Pty Ltd, a corporation  affiliated with the President                    675
     of Bay Resources. Interest accrued at 9.10% to 9.35% being the rate.

                                                                                 --------------------
                                                                                               972
                                                                                 ====================

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

(6)  AFFILIATE TRANSACTIONS

     Bay Resources  advances to and receives  advances from various  affiliates.
     All  advances   between   consolidated   affiliates   are   eliminated   on
     consolidation.

     Included in short term advances and accounts payable and accrued liabilities at June 30, 2004 was A$104,000 due to AXIS, an affiliated management company. This entity is affiliated through common management and ownership. The Company paid AXIS A$487,535 (being A$383,535 in respect to the current year and A$104,000 being the amount owing at June 30, 2004) in respect of the Service Agreement for the fiscal year ended June 30, 2005 and A$759,410 (being A$335,987 in respect to the current year and A$486,000 in respect to prior years) in respect of the Service Agreement for the fiscal year ended June 30, 2004 During 2005, AXIS loaned the Company A$249,500.At June 30, 2004 and 2005, the Company owed AXIS A$104,000 and A$296,764 respectively for services provided in accordance with the Service Agreement. During fiscal 2004 and 2005, AXIS Consultants charged interest of A$42,742 and A$13,879 respectively on outstanding balances. AXIS charged interest at rates between 10.10% and 10.60% for fiscal 2004 and 10.60% and 10.85% for fiscal 2005.

     Chevas Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. At June 30 2002, the Company owed Chevas A$783,743. During the 2003 fiscal year, Chevas loaned a further A$369,155 and charged A$86,417 in interest to the Company on the loan account. At June 30, 2003, the Company owed Chevas A$1,239,315. During the 2004 fiscal year, Chevas loaned a further A$187,122 and charged A$82,776 in interest to the Company on the loan account. During the 2004 fiscal year the Company repaid the loan in full amounting to A$1,509,214. Interest rates charged in fiscal 2004 ranged between 8.6% to 9.10%.

     Edensor Gold Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds during fiscal 2004 to enable the Company to meet its liabilities. During the 2004 fiscal year, Edensor Gold loaned A$69,000 and charged A$670 in interest. During fiscal 2004, we repaid the loan in full. Edensor Gold charged interest on outstanding balances of the loan account at the ANZ Banking Group Limited reference rate for overdrafts over A$100,000 plus 1%. In accordance with this formula, the actual interest rate charged during the 2004 fiscal year was 8.85% to 9.10%.

     Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities. During the 2005 fiscal year, Wilzed loaned A$644,633 and charged A$31,235 in interest. We repaid $396. At June 30, 2005, the Company owed Wilzed A$675,472. Wilzed charged interest during fiscal 2005 at rates between 9.10% and 9.35%.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

(6)  AFFILIATE TRANSACTIONS (continued)

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

     On February 19, 2004 Edensor Nominees Pty Ltd ("Edensor") advised the Company that it was exercising the 6,000,000 options for common stock of the Company it held utilizing the cashless exercise feature of the terms and conditions of the issue of the options. The Company issued 5,142,857 shares of common stock to Edensor on March 3, 2004 as a result of the exercise of the options. (See note 9)

     Interest expense incurred on loans and advances due to affiliated entities approximated A$45,000 and A$122,000 in fiscal 2005 and 2004, respectively.

(7)  CONTINGENT LIABILITY

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

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

(8)  INCOME TAXES

     Bay Resources files its income tax returns on an accrual basis. Bay Resources should have carry forward losses of approximately US$19.4 million as of June 30, 2005 which will expire in the years 2006 through 2024. Bay Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carryforwards, management has provided a full valuation against the related tax benefit. The valuation allowance increased from US$6.8 million at June 30, 2004 to US$7.5 million at June 30, 2005.

(9)  STOCKHOLDERS EQUITY

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

     At June 30, 2005 the Company has outstanding stock options as detailed in footnote 11. At June 30, 2005 the Company had warrants outstanding to purchase 3,423,984 shares of common stock at US$1.30 per share. All of the warrants expire in 2006.

(10) ISSUE OF OPTIONS UNDER STOCK OPTION PLAN

     In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 1,400,000 options and up to a further 500,000 options to acquire shares of common stock in the Company, at an exercise price of US$1.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2005, 333,334 vest on January 27, 2006 and the balance of 333,335 vest on July 27, 2006. If the additional 500,000 options are granted, they will vest 250,000 on October 31, 2005 and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock. The options expire on October 15, 2014.

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

(10) ISSUE OF OPTIONS UNDER STOCK OPTION PLAN (continued)

     The Company has accounted for all options issued in 2005 based upon their fair market value using the Black Scholes pricing model. There were no options issued by the Company in 2004.

     The Company has calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$575,100 (US$438,200) and has been reflected as Deferred Compensation Expense within the Shareholders Equity Statement. The gross fair value is amortised into operations over the vesting period. For fiscal 2005, the amortization amounted to A$377,210 (US$287,434). Subsequent to June 30, 2005, and as a result of the resignation of one of the Company's Directors, 50,000 options were relinquished.

     A summary of the options outstanding and exercisable at June 30, 2005 are as follows:

                                        Outstanding              Exercisable
     Number of options                    1,400,000                  733,333
     Exercise price                         US$1.00                  US$1.00
     Expiration date               October 15, 2014         October 15, 2014

                                                                      Appendix A

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

A                  Chemical symbol for arsenic.

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

CM                 Centimeters

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

TRACE Pertaining to assay values; as used in this report, this term refers to gold grades of less than 0.01 oz/ton (0.3 gpt).

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

Committee Bay Greenstone Belt Claims

The following is a list of our claims in the Committee Bay Greenstone Belt:

Claim name     Claim No.    NTS Sheet       Recording Date     Anniversary Date

Pick 1         F54799       56K/03          16-Oct-02          16-Oct-10
Pick 2         F54798       56K/03          16-Oct-02          16-Oct-10
Pick 3         F54760       56K/03          16-Oct-02          16-Oct-10
EE 1           F54757       56K/06          16-Oct-02          16-Oct-10
EE 2           F54756       56K/06          16-Oct-02          16-Oct-10
EE 3           F54758       56K/06          16-Oct-02          16-Oct-10
K 1            F60304       56K/11          16-Oct-02          16-Oct-10
K 2            F60305       56K/11          16-Oct-02          16-Oct-10
CAY 1          F60252       56K/09          16-Oct-02          16-Oct-10
CAY 3          F60254       56K/09          16-Oct-02          16-Oct-10
AA 1           F60249       56J/13          16-Oct-02          16-Oct-10
AA 2           F60250       56J/13          16-Oct-02          16-Oct-10
NN 1           F60307       56K/16          16-Oct-02          16-Oct-10
NN 2           F60251       56O/04          16-Oct-02          16-Oct-10
WREN 1         F60231       56J/11          16-Oct-02          16-Oct-12*
WREN 2         F60232       56J/14          16-Oct-02          16-Oct-12*
WREN 3         F60233       56J/14          16-Oct-02          16-Oct-12*
WREN 4         F60234       56J/14          16-Oct-02          16-Oct-12*
WREN 5         F60235       56J/14          16-Oct-02          16-Oct-12*
WEST           F60212       56K/03          16-Oct-02          16-Oct-10
HOST           F54800       56K/03          16-Oct-02          16-Oct-10

o        as confirmed by the mining recorder

(one small additional claim GB-1 will be ours after Bruce Goad receives his pay)