Form 10QSB
period 2005-09-30
BAY RESOURCES LTD
filed 2005-11-15
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2005     or
                               ------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,711,630 outstanding shares of Common Stock as of September 30, 2005.

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

Item 1.  FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Bay Resources Ltd. ("Bay Resources" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2005, the results of its operations for the three month periods ended September 30, 2005 and September 30, 2004, and the changes in its cash flows for the three month periods ended September 30, 2005 and September 30, 2004, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)

                                                                                            A$000's
                                                                                            -------
ASSETS

Current Assets
Cash                                                                                             7
Receivables                                                                                    132
Prepayments and Deposits                                                                        78
                                                                                   -----------------

Total Current Assets                                                                           217
                                                                                   -----------------

Non Current Assets
Property and Equipment, net                                                                     16
                                                                                   -----------------

Total Non Current Assets                                                                        16
                                                                                   -----------------

Total Assets                                                                                   233
                                                                                   =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
Accounts Payable and Accrued Expenses                                                          648
                                                                                   -----------------

Total Current Liabilities                                                                      648
                                                                                   -----------------

Non Current Liabilities
Long-term Advance - Affiliate                                                                1,175
                                                                                   -----------------

Total Non Current Liabilities                                                                1,175
                                                                                   -----------------

Total Liabilities                                                                            1,823
                                                                                   -----------------

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
50,000,000 shares authorized,
16,714,130 issued                                                                                2
Less Treasury Stock at Cost, 2,500 shares                                                      (20)
Additional Paid-in-Capital                                                                  30,275
Deferred Compensation                                                                         (120)
Other Comprehensive Loss                                                                        (6)
Retained Deficit during exploration stage                                                   (5,319)
Retained Deficit prior to exploration                                                      (26,402)
                                                                                   -----------------

Total Stockholders' Equity (Deficit)                                                        (1,590)
                                                                                   -----------------

Total Liabilities and Stockholders' Equity (Deficit)                                           233
                                                                                   =================

See Notes to Consolidated Financial Statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
   Three Months Ended September 30 2005 and 2004 and for the cumulative period
    July 1, 2002 (inception of exploration activities) to September 30, 2005
                                   (Unaudited)


                                                                                                              July 1, 2002
                                                                                  2005                 2004   to September
                                                                               A$000's              A$000's       30, 2005

Revenues:                                                                           $-                   $-        A$000's
                                                                    ------------------- -------------------- --------------------

Costs and Expenses:
Stock Based Compensation                                                            78                    -                  455
Exploration Expenditure                                                             38                1,056                2,464
Interest Expense, net-related entity                                                26                    3                  325
Legal, Accounting and Professional                                                  15                   39                  378
Administrative                                                                     151                  220                1,692
                                                                    ------------------- -------------------- --------------------
                                                                                   308                1,318                5,314
                                                                    ------------------- -------------------- --------------------
(Loss) from Operations                                                           (308)              (1,318)              (5,314)
Foreign Currency Exchange (Loss)                                                   (7)                    -                  (5)
                                                                    ------------------- -------------------- --------------------
(Loss) before Income Tax                                                         (315)              (1,318)              (5,319)
Provision for Income Tax                                                             -                    -                    -
                                                                    ------------------- -------------------- --------------------
Net (Loss)                                                                       (315)              (1,318)              (5,319)
                                                                    ------------------- -------------------- --------------------
Basic net (Loss) Per Common Equivalent Shares                                   (0.02)               (0.08)               (0.47)
                                                                    ------------------- -------------------- --------------------
Weighted Number of Common
Equivalent Shares Outstanding (000's)                                           16,714               16,714               11,280
                                                                    ------------------- -------------------- --------------------


See Notes to Consolidated Financial Statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
   Three Months Ended September 30 2005 and 2004 and for the cumulative period
    July 1, 2002 (inception of exploration activities) to September 30, 2005
                                   (Unaudited)


                                                                                                             July 1, 2002
                                                                                                             to September
                                                                               2005               2004           30, 2005
                                                                            A$000's            A$000's            A$000's
                                                                            -------            -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                   $(315)           $(1,318)           $(5,319)

Adjustments to reconcile net (loss) to net cash used
in Operating Activities
Foreign Currency Exchange Loss/(Gain)                                             7                (1)                  4
Depreciation of Plant and Equipment                                               2                  2                 12
Stock based compensation                                                         78                  -                455
Accrued interest added to principal                                              26                  2                210
Net Change in:
Receivables                                                                     (2)               (46)              (128)
Staking Deposit                                                                   -                  -                 23
Prepayments and Deposits                                                          -                 38               (82)
Accounts Payable and Accrued Expenses                                            31                432                187
Short Term Advance - Affiliates                                                   -               (54)               (36)
                                                                    ---------------- ------------------ ------------------

Net Cash Provided (Used) in Operating Activities                              (173)              (945)            (4,674)
                                                                    ---------------- ------------------ ------------------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Plant and Equipment                                                   -                (6)               (27)
                                                                    ---------------- ------------------ ------------------

Net Cash (Used) in Investing Activities                                           -                (6)               (27)
                                                                    ---------------- ------------------ ------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from Affiliates                                                  178                  -                181
Sale of Shares of Common Stock                                                    -                  -              2,253
Proceeds from Loan Payable                                                        -                  -              2,273
Net Cash Provided by Financing Activities                                       178                  -              4,707
                                                                    ---------------- ------------------ ------------------

Net Increase (decrease) in Cash                                                   5              (951)                  6

Cash at Beginning of Period                                                       2              1,118                  1
                                                                    ---------------- ------------------ ------------------

Cash at End of Period                                                             7                167                  7
                                                                    ---------------- ------------------ ------------------

Supplemental Disclosures
Interest Paid                                                                     -                  -                255

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                                            -                  -              2,273
Stock Options recorded as Deferred Compensation                                   -                  -                575


See Notes to Consolidated Financial Statements

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                               September 30, 2005
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to September 30, 2005
                                   (Unaudited)

                                                                          Retained     Retained
                                                                           Earnings    Earnings
                                                       Treasury            (Deficit)  (Deficit)           Other
                                                Common Stock,  Additional(during the  (prior to  DeferredCompre-
                                                 Stock    at    Paid-in   Exploration Exploration Compen-hensive
                                         Shares Amount   Cost   Capital     stage)      stage)    sation  Loss   Total
                                         -------------------------------------------------------------------------------
                                           000'sA$000's A$000's   A$000's     A$000's     A$000's A$000'sA$000's A$000's
Balance June 30, 2002                     6,347     $1    $(20)  $25,175           -    $(26,402)      -   -    $(1,246)
Net loss                                      -      -       -         -        (681)          -       -   -       (681)
                                         -------------------------------------------------------------------------------

Balance June 30, 2003                     6,347     $1    $(20)  $25,175       $(681)   $(26,402)      -   -    $(1,927)

Issuance of 1,753,984 shares and warrants
 in lieu of debt repayment                1,754      -       -     2,273           -           -       -   -      2,273
Sale of 1,670,000 shares and warrants     1,670      -       -     2,253           -           -       -   -      2,253
Issuance of 6,943,057 shares on cashless
 exercise of options                      6,943      1       -        (1)          -           -       -   -          -
Net unrealised loss on foreign exchange       -      -       -         -           -           -       -   (9)       (9)
Net (loss)                                    -      -       -         -     $(1,723)          -       -   -     (1,723)
                                         -------------------------------------------------------------------------------
Balance June 30, 2004                    16,714     $2    $(20)  $29,700     $(2,404)   $(26,402)      -   (9)     $867

Issuance of 1,400,000 options under 2004
 stock option plan                            -      -       -       575           -           -    (575)  -          -

Amortisation of 1,400,000 options under
 2004 stock option plan                       -      -       -         -           -           -     377   -        377

Net unrealised gain on foreign exchange       -      -       -         -           -           -       -   6          6

Net/(loss)                                    -      -       -         -      (2,600)          -       -   -     (2,600)
                                         -------------------------------------------------------------------------------
Balance June 30, 2005                    16,714     $2    $(20)   30,275     $(5,004)    (26,402)   (198)  (3)   (1,350)
                                         -------------------------------------------------------------------------------


Amortisation of 1,400,000 options under
 2004 stock option plan                       -      -       -         -           -           -      78   -         78

Net unrealised gain on foreign exchange       -      -       -         -           -           -       -   (3)       (3)

Net/(loss)                                    -      -       -         -        (315)          -       -   -       (315)
                                         -------------------------------------------------------------------------------
Balance September 30, 2005               16,714     $2    $(20)   30,275     $(5,319)   $(26,402)  $(120) $(6)  $(1,590)
                                         -------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2005

(1)  Organisation
-----------------

Bay Resources Ltd. (Bay Resources) is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited (Edensor), an Australian corporation. Edensor owned 32.3% of Bay Resources as of September 30, 2005. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation, formerly 4075251 Canada Inc, a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada.

(2)  Affiliate Transactions
---------------------------

Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

During the three months ending September 30, 2005 and 2004 AXIS Consultants ("AXIS") an affiliated management company advanced Bay Resources A$103,885 and A$90,618 respectively including services provided in accordance with the service agreement of A$88,885 and A$90,618 respectively and reimbursed AXIS A$2,850 and A$167,453 respectively for outstanding amounts including carried forward outstanding amounts. During the three months ending September 30, 2005 and 2004 AXIS charged interest of A$7,906 and A$1,598, respectively, on outstanding balances. The interest rate charged by AXIS for the three months ended September 30, 2005 was 9.35% compared to between 10.10% and 10.60% for the three months ended September 30, 2004. At September 30, 2005 the Company owed AXIS A$405,705. These entities are affiliated through common management and ownership.

Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. During the three months ending September 30, 2005, Wilzed loaned the Company A$77,433 and charged interest of A$16,834. The interest rate charged by Wilzed for the three months was 9.35%. At September 30, 2005, the Company owed Wilzed A$769,742.

Interest expense incurred on loans and advances due to affiliated entities approximated A$25,950 and A$3,000 in the three months ended September 30, 2005 and 2004, respectively.

                                                                                           A$000's
                                                                                              2005
                                                                                              ----
(3)  Long-Term Advance - Affiliate
----------------------------------
Loan from AXIS, a corporation affiliated with the President of Bay                            405
Resources.  Interest accrued at 9.35% being the ANZ Banking Group Limited rate for overdrafts over $100,000.

Loan from Wilzed Pty Ltd, a corporation affiliated with the President of Bay
Resources.  Interest accrued at 9.10% to 9.35% per annum.                                     770
                                                                               --------------------
                                                                                            1,175
                                                                               ====================

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2005

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

The accumulated deficit of the Company from inception through September 30, 2005 amounted to A$31,721,000 of which A$5,319,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through September 30, 2005.

(5)  Income Taxes
-----------------

Bay Resources should have carry forward losses of approximately US$19.4 million as of June 30, 2005 which will expire in the various years through 2024. Bay Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry forwards, management has provided a full valuation against the related tax benefit.

(6)  Employment Contract
------------------------

In October 2004, the Company entered into an employment agreement with a new Chief Operating Officer. The agreement expires on December 31, 2006 and provides for an annual salary of US$110,000. As part of this employment contract, the Company granted options to purchase 750,000 shares of the Company common stock at US$1.00 per share (see Note 7). The 750,000 options vest as follows: 250,000 immediately, 250,000 on September 1, 2005 and 250,000 on December 31, 2006. The issue of the second 250,000 and third 250,000 options are subject to availability of options in the Stock Option Plan.

(7)  Issue of Options under Stock Option Plan
---------------------------------------------

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

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2005

(7)  Issue of Options under Stock Option Plan (Cont'd)
------------------------------------------------------

The Company has calculated the fair value of the options using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$575,100 (US$445,900) and has been reflected as Deferred Compensation Expense within the Shareholders Equity Section of the Balance Sheet. The gross fair value is amortised into operations over the vesting period. For the quarter ended September 30, 2005, the amortization amounted to A$78,012.

During the three months ended September 30, 2005, 50,000 options lapsed when Mr
P. Ehrlich resigned as a Director.

A summary of the options outstanding and exercisable at September 30, 2005 are as follows:

                             Outstanding              Exercisable
Number of options              1,350,000                  716,666
Exercise price                   US$1.00                  US$1.00
Expiration date         October 15, 2014         October 15, 2014

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

          3 months ended September 30, 2004 A$1.00 = US$.7168 3 months ended September 30, 2005 A$1.00 = US$.7603 3 months ended September 30, 2004 A$1.00 = CDN$.9172 3 months ended September 30, 2005 A$1.00 = CDN$.8905

RESULTS OF OPERATION

Three Months Ended September 30, 2005 vs. Three Months Ended September 30 2004.

Costs and expenses decreased from A$1,318,000 in the three months September 30, 2004 to A$308,000 in the three months ended September 30, 2005. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of September 2005 to 2004 does not always present a true comparison. The decrease in expenses is a net result of:

     a) an increase in interest expense (net) from A$3,000 for the three months ended September 30, 2004 to A$26,000 for the three months ended September 30, 2005. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged A$7,906 in interest at a rate of 9.35% for the three months to September 30, 2005 compared to 10.10% and 10.60% for fiscal 2004. Wilzed loaned further funds to the Company during the quarter and charged A$16,834 in interest.

     b) a decrease in legal, accounting and professional expense from A$39,000 for the three months ended September 30, 2004 to A$15,000 for the three months ended September 30, 2005 primarily as a result of decrease in share register activity reducing the fee for maintenance of the records by the external share registrar.

     c) a decrease in administrative costs including salaries from A$220,000 in the three months ended September 30, 2004 to A$151,000 in the three months ended September 30, 2005. In September 30, 2004 quarter, external consultants were used to undertake work in respect to the Company's Toronto Venture listing in Canada. No such costs were incurred in the September 30, 2005 quarter; and as a result of the reduced activity, salaries charged to the Company by AXIS decreased by $23,000. Other than the direct costs charged by AXIS, there was no comparable cost in the prior comparable quarter.

     d) a decrease in the exploration expenditure expense from $1,056,000 for the three months ended September 30, 2004 to $38,000 for the three months ended September 30, 2005. No field exploration has been undertaken during the 2005 field season due to the high level of field exploration in the 2004 field season and lack of funding.

     e) an increase in stock based compensation from A$nil for the three months ended September 30, 2004 to A$78,000 for the three months ended September 30, 2005. Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options pursuant to the 2004 Stock Option Plan. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2005, 333,334 vest on January 27, 2006 and the balance of 333,335 vest on July 27, 2006. If the additional 500,000 options are granted, they will vest 250,000 on October 31, 2005 and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock.

         The Company has calculated the fair value of the 1,400,000 options issued in January 2005 using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option or a total of A$575,100. Of this amount, A$78,012 has been amortised and charged to operations in the September 2005 quarter.

As a result of the foregoing, the loss from operations decreased from A$1,318,000 for the three months ended September 30, 2004 to A$315,226 for the three months ended September 30, 2005.

The net loss was A$315,000 for the three months ended September 30, 2005 compared to a net loss of A$1,318,000 for the thee months ended September 30, 2004.

Liquidity and Capital Resources

For the September quarter of 2005, net cash used in operating activities was A$173,000 primarily consisting of the net loss for the quarter of A$315,000; increases in accounts payable and accrued expenses of A$31,000; an increase in receivables of A$2,000; stock based compensation was A$78,000; and accrued interest added to principal was A$26,000.

As of September 30, 2005 the Company had short-term obligations of A$648,000 comprising accounts payable and accrued expenses.

We have A$7,000 in cash at September 30, 2005. The Company anticipates that it needs to spend $500,000 on legal, professional, accounting and administration expenses over the next 12 months. We are investigating the possibility of raising through "flow financing" in Canada for exploration purposes and/or other finance for exploration and working capital purposes.

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


                                    By: /s/ Peter Lee
                                        -------------
                                        Peter Lee
                                        Peter Lee, Director, Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                             Dated November 11, 2005

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