Form 10QSB
period 2006-02-13
BAY RESOURCES LTD
filed 2006-02-14
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2005     or
                               -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________
Commission File Number 0-16097
                       -------

                               BAY RESOURCES LTD.
             (Exact name of Registrant as specified in its charter)

         Delaware                                               98-0079697
-------------------------------                             --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

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

Yes     X                    No
   -----------                 -----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                        No     X
   ----------                -----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,711,630 outstanding shares of Common Stock as of December 31, 2005.

        Transitional Small Business Disclosure Format (Check one) Yes   No x
                                                                     ---  ---

Table Of Contents


                                                                                                            PAGE NO
                                                                                                            -------

PART I.              FINANCIAL INFORMATION

Item 1               Financial Statements                                                                          3
Item 2               Management's Discussion and Analysis or Plan of Operations                                   11
Item 3               Controls and Procedures                                                                      14

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                                            15
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                                  15
Item 3               Defaults Upon Senior Securities                                                              15
Item 4               Submission of Matters to a Vote of Security Holders                                          15
Item 5               Other Information                                                                            15
Item 6               Exhibits                                                                                     15


SIGNATURES                                                                                                        16

EXHIBIT INDEX                                                                                                     17

Exh. 31.1                   Certification                                                                         18
Exh. 31.2                   Certification                                                                         20
Exh. 32.1                   Certification                                                                         22
Exh. 32.2                   Certification                                                                         23



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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of December 31, 2005, the results of its operations for the three and six month periods ended December 31, 2005 and December 31, 2004, and the changes in its cash flows for the six month periods ended December 31, 2005 and December 31, 2004, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2005
                                   (Unaudited)



                                                              A$000's

ASSETS

Current Assets
Cash                                                               5
Receivables                                                       92
Prepayments and Deposits                                          79
                                                     -----------------

Total Current Assets                                             176
                                                     -----------------

Non Current Assets
Property and Equipment, net                                       15
                                                     -----------------

Total Non Current Assets                                          15
                                                     -----------------

Total Assets                                                     191
                                                     =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
Accounts Payable and Accrued Expenses                            622
                                                     -----------------

Total Current Liabilities                                        622
                                                     -----------------

Non Current Liabilities
Long-term Advance - Affiliate                                  1,489
                                                     -----------------


Total Non Current Liabilities                                  1,489
                                                     -----------------

Total Liabilities                                              2,111
                                                     -----------------

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value 50,000,000 shares
 authorized, 16,714,130 issued                                     2
Less Treasury Stock at Cost, 2,500 shares                        (20)
Additional Paid-in-Capital                                    30,275
Deferred Compensation                                            (62)
Other Comprehensive Loss                                          (8)
Retained Deficit during exploration stage                     (5,705)
Retained Deficit prior to exploration stage                  (26,402)
                                                     -----------------

Total Stockholders' Equity (Deficit)                          (1,920)
                                                     -----------------

Total Liabilities and Stockholders' Equity (Deficit)             191
                                                     =================

See Notes to Consolidated Financial Statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
              Three and Six Months Ended December 31 2005 and 2004
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2005
                                   (Unaudited)


                                                 Three    Three Months     Six Months             Six
                                                Months           Ended          Ended    Months Ended     July 1, 2002
                                                 Ended    December 31,       December    December 31,      to December
                                              December            2004       31, 2005            2004         31, 2005
                                              31, 2005         A$000's        A$000's         A$000's          A$000's
                                                        -      -------  -     -------    -    -------          -------
                                               A$000's

 Revenues:                                          $-              $-             $-              $-               $-
                                              --------- --------------- -------------- --------------- ----------------

 Costs and Expenses:

 Stock Based Compensation                           58               -            136               -              513
 Exploration Expenditure                            87             132            125           1,188            2,551
 Interest Expense, net-related entity               29               2             55               5              354
 Interest Expense, other                             8               -              8               -                8
 Legal, Accounting and Professional                 24              47             39              86              402
 Administrative                                    164             196            315             416            1,856
                                              --------- --------------- -------------- --------------- ----------------

                                                   370             377            678           1,695            5,684
                                              --------- --------------- -------------- --------------- ----------------

 (Loss) from Operations                          (370)           (377)          (678)         (1,695)          (5,684)
 Foreign Currency Exchange (Loss)                 (16)               -           (23)               -             (21)
                                              --------- --------------- -------------- --------------- ----------------

 (Loss) before Income Tax                        (386)           (377)          (701)         (1,695)          (5,705)

 Provision for Income Tax                            -               -              -               -                -
                                              --------- --------------- -------------- --------------- ----------------

 Net (Loss)                                      (386)           (377)          (701)         (1,695)          (5,705)
                                              --------- --------------- -------------- --------------- ----------------

 Basic net (Loss) Per Common Equivalent Shares  (0.02)          (0.02)         (0.04)          (0.10)           (0.49)
                                              --------- --------------- -------------- --------------- ----------------

 Weighted Number of Common
 Equivalent Shares Outstanding (000's)          16,714          16,714         16,714          16,714           11,671
                                              --------- --------------- -------------- --------------- ----------------



See Notes to Consolidated Financial Statements

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
    Six Months Ended December 31 2005 and 2004 and for the cumulative period
     July 1, 2002 (inception of exploration activities) to December 31, 2005
                                   (Unaudited)


                                                                                                             July 1, 2002
                                                                                                              to December
                                                                               2005               2004           31, 2005
                                                                            A$000's            A$000's            A$000's

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                                   $(701)           $(1,695)           $(5,705)

Adjustments to reconcile net (loss) to net cash used
in Operating Activities
Foreign Currency Exchange Loss/(Gain)                                           23                  9                 20
Depreciation of Plant and Equipment                                              4                  5                 14
Stock based compensation                                                       136                  -                513
Accrued interest added to principal                                             40                  7                224
Net Change in:
Receivables                                                                     33                 (49)              (93)
Staking Deposit                                                                  -                  -                 23
Prepayments and Deposits                                                         -                130                (82)
Accounts Payable and Accrued Expenses                                           21                 16                177
Short Term Advance - Affiliates                                                  -                  -                (36)
                                                                    ---------------- ------------------ ------------------

Net Cash Provided (Used) in Operating Activities                              (444)            (1,577)            (4,945)
                                                                    ---------------- ------------------ ------------------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Plant and Equipment                                                   -                (6)               (27)
                                                                    ---------------- ------------------ ------------------

Net Cash (Used) in Investing Activities                                           -                (6)               (27)
                                                                    ---------------- ------------------ ------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from Affiliates                                                  447               466                450
Sale of Shares of Common Stock                                                    -                 -              2,253
Proceeds from Loan Payable                                                        -                 -              2,273
                                                                    ---------------- ------------------ ------------------

Net Cash Provided by Financing Activities                                       447               466              4,976
                                                                    ---------------- ------------------ ------------------

Net Increase (decrease) in Cash                                                   3            (1,117)                 4

Cash at Beginning of Period                                                       2             1,118                  1
                                                                    ---------------- ------------------ ------------------

Cash at End of Period                                                             5                 1                  5
                                                                    ---------------- ------------------ ------------------

Supplemental Disclosures
Interest Paid                                                                    15                 -                270

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                                            -                 -              2,273
Stock Options recorded as Deferred Compensation                                   -                 -                575



See Notes to Consolidated Financial Statements

                       BAY RESOURCES LTD AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                December 31, 2005
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2005
                                   (Unaudited)


                                   Common    Treasury   Additional   Retained     Retained                  Other
                                    Stock   Stock, at      Paid-in   Earnings     Earnings  Deferred      Compre-
                                   Amount        Cost      Capital   (Deficit)    (Deficit)  Compen       hensive
                                   ------        ----      -------    (during    (prior to   sation           Loss        Total
                        Shares                                          the     Exploration  ------           ----        -----
                                                                     Exploration   stage)
                                                                        stage)     ------
                                                                        -----

                          000's     A$000's   A$000's       A$000's    A$000's    A$000's    A$000's       A$000's      A$000's

Balance June 30, 2002      6,347        $1      $(20)      $25,175          -   $(26,402)         -            -        $(1,246)

Net loss                       -         -          -            -       (681)         -          -            -           (681)
                       --------- ---------- ---------- ------------ ----------- ------------ -------- ------------- ------------

Balance June 30, 2003      6,347        $1      $(20)      $25,175      $(681)  $(26,402)         -            -        $(1,927)

Issuance of 1,753,984      1,754         -         -         2,273          -          -          -            -          2,273
shares and warrants in
lieu of debt repayment

Sale of 1,670,000          1,670         -         -         2,253          -          -          -            -          2,253
shares and warrants

Issuance of 6,943,057      6,943         1         -            (1)         -          -          -            -              -
shares on cashless
exercise of options

Net unrealised loss on         -         -         -             -          -          -          -           (9)            (9)
foreign exchange

Net (loss)                     -         -         -             -     (1,723)         -          -            -         (1,723)

                       --------- ---------- ---------- ------------ ----------- ---------- ---------- ------------- ------------

Balance June 30, 2004     16,714        $2      $(20)      $29,700    $(2,404)  $(26,402)         -          $(9)          $867

Issuance of 1,400,000          -         -         -           575          -          -       (575)           -              -
options under 2004
stock option plan

Amortisation of                -         -         -             -          -          -        377            -            377
1,400,000 options under
2004 stock option plan

Net unrealised gain on         -         -         -             -          -          -          -            6              6
foreign exchange

Net/(loss)                     -         -         -             -     (2,600)         -          -            -         (2,600)

                       --------- ---------- ---------- ------------ ----------- ---------- ---------- ------------- ------------

Balance June 30, 2005     16,714        $2      $(20)       30,275    $(5,004)  $(26,402)     $(198)         $(3)       $(1,350)
                       --------- ---------- ---------- ------------ ----------- ---------- ---------- ------------- ------------


Amortisation of                -         -         -             -          -          -        136            -            136
1,400,000 options under
2004 stock option plan

Net unrealised gain on         -         -         -             -          -          -          -           (5)            (5)
foreign exchange

Net/(loss)                     -         -         -             -       (701)         -          -            -           (701)

                       --------- ---------- ---------- ------------ ----------- ---------- ---------- ------------- ------------

Balance
 December 31, 2005        16,714        $2      $(20)      $30,275    $(5,705)  $(26,402)      $(62)         $(8)       $(1,920)
                       --------- ---------- ---------- ------------ ----------- ---------- ---------- ------------- ------------

See Notes to Consolidated Financial Statements


                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

(1)  Organisation

Bay Resources Ltd. ("Bay Resources") is incorporated in the State of Delaware. The principal shareholder of Bay Resources is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 32.3% of Bay Resources as of December 31, 2005. During fiscal 1998, Bay Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Bay Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation, formerly 4075251 Canada Inc, a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada.

(2)  Affiliate Transactions

         Bay Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

During the six months ending December 31, 2005 and 2004 AXIS Consultants Pty Ltd ("AXIS") an affiliated management company advanced Bay Resources A$77,500 and A$137,000 respectively including services provided in accordance with the service agreement of A$187,192 and A$226,357 respectively and reimbursed AXIS A$545,819 and A$473,092 respectively for outstanding amounts including carried forward outstanding amounts. During the six months ending December 31, 2005 and 2004 AXIS charged interest of A$18,366 and A$4,613, respectively, on outstanding balances. The interest rate charged by AXIS for the six months ended December 31, 2005 was 9.35% compared to between 10.10% and 10.60% for the six months ended December 31, 2004. At December 31, 2005 the Company owed AXIS A$34,003. These entities are affiliated through common management and ownership.

Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. During the six months ending December 31, 2005, Wilzed loaned the Company A$742,899 and charged interest of A$36,873. The interest rate charged by Wilzed for the six months was 9.35%. At December 31, 2005, the Company owed Wilzed A$1,455,244. During the six months to December 31, 2005 the Company granted Wilzed security over its interest in one of its properties as security for the amount owing to Wilzed.

Interest expense incurred on loans and advances due to affiliated entities approximated A$55,239 and A$5,469 in the six months ended December 31, 2005 and 2004, respectively.


                                                                                           A$000's
                                                                                              2005

(3)  Long-Term Advance - Affiliate

Loan from AXIS, a corporation affiliated with the President of Bay                             34
Resources.  Interest accrued at 9.35% being the ANZ Banking Group Limited rate for overdrafts over $100,000.

Loan from Wilzed Pty Ltd, a corporation affiliated with the President of Bay
Resources.  Interest accrued at 9.35% per annum.                                            1,455

                                                                               --------------------
                                                                                            1,489
                                                                               ====================

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

(3)  Long-Term Advance - Affiliate (Cont'd)

The Company has granted Wilzed security over its interest in one of its properties as security for the amount owing to Wilzed

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

The accumulated deficit of the Company from inception through December 31, 2005 amounted to A$32,107,000 of which A$5,705,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through December 31, 2005.

(5)  Income Taxes

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

(7)  Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 1,400,000 options and up to a further 500,000 options to acquire shares of common stock in the Company, at an exercise price of US$1.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2005, 333,334 vest on January 27, 2006 and the balance of 333,335 vest on July 27, 2006. If the additional 500,000 options are granted, 250,000 will vest immediately and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock. The options expire on October 15, 2014.

                       BAY RESOURCES LTD. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

(7)  Issue of Options under Stock Option Plan (Cont'd)

The Company has accounted for all options issued in 2005 based upon their fair market value using the Black Scholes pricing model. There were no options issued by the Company in 2004.

The Company has calculated the fair value of the options using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$575,100 (US$445,900) and has been reflected as Deferred Compensation Expense within the Shareholders Equity Section of the Balance Sheet. The gross fair value is amortised into operations over the vesting period. For the three and six months ended December 31, 2005, the amortization amounted to A$57,586 and A$135,598 respectively.

During the six months ended December 31, 2005, 50,000 options lapsed when Mr P. Ehrlich resigned as a Director.

A summary of the options outstanding and exercisable at December 31, 2005 are as follows:

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

         6 months ended December 31, 2004 A$1.00 = US$0.78
         6 months ended December 31, 2005 A$1.00 = US$0.7301 6 months ended December 31, 2004 A$1.00 = CDN$0.94
         6 months ended December 31, 2005 A$1.00 = CDN$0.8513


RESULTS OF OPERATION

Three Months Ended December 31, 2005 vs. Three Months Ended December 31 2004.

Costs and expenses decreased from A$377,000 in the three months December 31, 2004 to A$370,000 in the three months ended December 31, 2005. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months December 31 2005 to the three months December 31,2004 does not always present a true comparison. The decrease in expenses is a net result of:

a) an increase in interest expense (net) from A$2,000 for the three months ended December 31, 2004 to A$37,000 for the three months ended December 31, 2005. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged A$10,460 in interest on outstanding amounts at a rate of 9.35% for the three months to December 31, 2005 compared to 10.10% and 10.60% for fiscal 2004. Wilzed loaned further funds to the Company during the quarter and charged A$20,039 in interest. A$8,000 general interest was charged on outstanding accounts payable liabilities.

b) a decrease in legal, accounting and professional expense from A$47,000 for the three months ended December 31, 2004 to A$24,000 for the three months ended December 31, 2005. In December 31, 2004 quarter, legal fees were incurred in relation to discussions with external financiers and preparation of a listing of the Company's securities on the Toronto Venture Exchange. No such costs were incurred in the December 31, 2005 quarter.

c) a decrease in administrative costs including salaries from A$196,000 in the three months ended December 31, 2004 to A$164,000 in the three months ended December 31, 2005, primarily as a result of a reduced exploration activity. Insurance costs decreased by A$16,000 and administration salaries charged to the Company by AXIS decreased by A$12,000.

d) a decrease in the exploration expenditure expense from A$132,000 for the three months ended December 31, 2004 to A$87,000 for the three months ended December 31, 2005. No field exploration has been undertaken during the 2005 field season due to the high level of field exploration in the 2004 field season and limited funding.

e) an increase in stock based compensation from A$nil for the three months ended December 31, 2004 to A$58,000 for the three months ended December 31, 2005. Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options pursuant to the 2004 Stock Option Plan. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2005, 333,334 vest on January 27, 2006 and the balance of 333,335 vest on July 27, 2006. If the additional 500,000 options are granted, 250,000 will vest immediately and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock.

         The Company has calculated the fair value of the 1,400,000 options issued in January 2005 using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option or a total of A$575,100. Of this amount, A$57,586 has been amortised and charged to operations in the December 2005 quarter.

As a result of the foregoing, the loss from operations decreased from A$377,000 for the three months ended December 31, 2004 to A$370,000 for the three months ended December 31, 2005.

The net loss was A$386,000 for the three months ended December 31, 2005 compared to a net loss of A$377,000 for the three months ended December 31, 2004.

Six Months Ended December 31, 2005 vs. Six Months Ended December 31, 2004.

Costs and expenses decreased from A$1,695,000 in the six months December 31, 2004 to A$678,000 in the six months ended December 31, 2005. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months December 31 2005 to the three months December 31, 2004 does not always present a true comparison. The decrease in expenses is a net result of:

a) an increase in interest expense (net) from A$5,000 for the six months ended December 31, 2004 to A$63,000 for the six months ended December 31, 2005. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged A$18,366 in interest on outstanding amounts at a rate of 9.35% for the six months to December 31, 2005 compared to 10.60% for the six months to December 31, 2004. Wilzed loaned further funds to the Company during the six months and charged A$36,873 in interest. A$8,000 general interest was charged on outstanding accounts payable liabilities.

b) a decrease in legal, accounting and professional expense from A$86,000 for the six months ended December 31, 2004 to A$39,000 for the six months ended December 31, 2005. In the six months period to December 31, 2004, legal fees were incurred in relation to discussions with external financiers and preparation of a listing of the Company's securities on the Toronto Venture Exchange. No such costs were incurred in the six months to December 31, 2005. A decrease in share register activity reduced the fee for maintenance of the records by the external share registrar.

c) a decrease in administrative costs including salaries from A$416,000 in the six months ended December 31, 2004 to A$315,000 in the six months ended December 31, 2005. In the six month period to December 31, 2004 external consultants were used to undertake work in respect to the Company's listing on the Toronto Venture Exchange in Canada. No such costs were incurred in six months ended December 31, 2005. Salaries charged to the Company by AXIS decreased by A$35,000 and insurance costs incurred by the Company reduced by A$16,000.

d) a decrease in the exploration expenditure expense from $1,188,000 for the six months ended December 31, 2004 to $125,000 for the six months ended December 31, 2005. No field exploration has been undertaken during the 2005 field season due to the high level of field exploration in the 2004 field season and limited funding.

e) an increase in stock based compensation from A$nil for the six months ended December 31, 2004 to A$136,000 for the six months ended December 31, 2005. Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options pursuant to the 2004 Stock Option Plan. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2005, 333,334 vest on January 27, 2006 and the balance of 333,335 vest on July 27, 2006. If the additional 500,000 options are granted, 250,000 will vest immediately and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock.

         The Company has calculated the fair value of the 1,400,000 options issued in January 2005 using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option or a total of A$575,100. Of this amount, A$135,598 has been amortised and charged to operations for the six month period to December 31, 2005.

As a result of the foregoing, the loss from operations decreased from A$1,695,000 for the six months ended December 31, 2004 to A$701,000 for the six months ended December 31, 2005.

The net loss was A$701,000 for the six months ended December 31, 2005 compared to a net loss of A$1,695,000 for the six months ended December 31, 2004.


Liquidity and Capital Resources

For the six months ended December 31, 2005, net cash used in operating activities was A$444,000 primarily consisting of the net loss of A$701,000 partially offset by increases in accounts payable and accrued expenses of A$21,000; a decrease in receivables of A$33,000; stock based compensation of A$136,000; and accrued interest added to principal of A$40,000.

As of December 31, 2005 the Company had short-term obligations of A$622,000 comprising accounts payable and accrued expenses.

We have A$5,000 in cash at December 31, 2005. During the six months to December 31, 2005, a company associated with our President and Chief Executive Officer provided $447,000 in loan funds to allow us to meet our financial obligations. The Company anticipates that it needs to spend $500,000 on legal, professional, accounting and administration expenses over the next 12 months. We are investigating the possibility of raising "flow through financing" in Canada for exploration purposes and/or other finance for exploration and working capital purposes. If this financing is not successful, we anticipate that a company associated with our President and Chief Executive Officer will provided sufficient funds to allow us to meet our obligations, however there can be no assurance that this funding will eventuate.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-QSB's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-QSB report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, movements in the foreign exchange rate and the availability of additional financing for the Company. Additional information which could affect the Company's financial results is included in the Company's Form 10-KSB on file with the Securities and Exchange Commission.

Item 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, such officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported on a timely basis.

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

                31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

                32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

                                  (FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BAY RESOURCES LTD.

                                        By: Joseph I. Gutnick
                                            ---------------------
                                        Joseph I. Gutnick
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                        By: Peter Lee
                                            ---------------------
                                        Peter Lee
                                        Peter Lee, Director, Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



                             Dated February 8, 2006

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