Form 10QSB
period 2006-03-31
GOLDEN RIVER RESOURCES CORP.
filed 2006-05-15
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2006     or
                               --------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number 0-16097
                       -------

                       GOLDEN RIVER RESOURCES CORPORATION
                          (formerly BAY RESOURCES LTD)
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
Yes   X                    No
   -----------               ------------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                        No     X
   ----------                ------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,711,630 outstanding shares of Common Stock as of March 31, 2006.

   Transitional Small Business Disclosure Format (Check one) Yes       No  x
                                                                 -----   -----

Table Of Contents


                                                                         PAGE NO

PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements                                             2
Item 2      Management's Discussion and Analysis or Plan of Operations      10
Item 3      Controls and Procedures                                         13

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                               14
Item 2      Unregistered Sales of Equity Securities and Use of Proceeds     14
Item 3      Defaults Upon Senior Securities                                 14
Item 4      Submission of Matters to a Vote of Security Holders             14
Item 5      Other Information                                               14
Item 6      Exhibits                                                        14


SIGNATURES                                                                  15

EXHIBIT INDEX                                                               16

Exh. 31.1         Certification                                             17
Exh. 31.2         Certification                                             19
Exh. 32.1         Certification                                             21
Exh. 32.2         Certification                                             22

Item 1.  FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Golden River Resources Corporation ("Golden River Resources" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2006, the results of its operations for the three and nine month periods ended March 31, 2006 and March 31, 2005, and the changes in its cash flows for the nine month periods ended March 31, 2006 and March 31, 2005, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2006
                                   (Unaudited)


                                                                      A$000's
                                                                 ---------------

ASSETS

Current Assets
Cash                                                                         23
Receivables                                                                  85
Prepayments and Deposits                                                     78
                                                                 ---------------

Total Current Assets                                                        186
                                                                 ---------------

Non Current Assets
Property and Equipment, net                                                  12
                                                                 ---------------

Total Non Current Assets                                                     12
                                                                 ---------------

Total Assets                                                                198
                                                                 ===============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
Accounts Payable and Accrued Expenses                                       700
                                                                 ---------------

Total Current Liabilities                                                   700
                                                                 ---------------

Non Current Liabilities
Long-term Advance - Affiliate                                             1,691
                                                                 ---------------

Total Non Current Liabilities                                             1,691
                                                                 ---------------

Total Liabilities                                                         2,391
                                                                 ---------------

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
50,000,000 shares authorized,
16,714,130 issued                                                             2
Less Treasury Stock at Cost, 2,500 shares                                   (20)
Additional Paid-in-Capital                                               30,245
Other Comprehensive Loss                                                    (10)
Retained Deficit during exploration stage                                (6,008)
Retained Deficit prior to exploration stage                             (26,402)
                                                                 ---------------

Total Stockholders' Equity (Deficit)                                     (2,193)
                                                                 ---------------

Total Liabilities and Stockholders' Equity (Deficit)                        198
                                                                 ===============

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
   Three and Nine Months Ended March 31, 2006 and 2005 and for the cumulative period July 1, 2002 (inception of exploration activities) to March 31, 2006
                                   (Unaudited)

                                        Three Months    Three Months     Nine Months     Nine Months    July 1, 2002
                                        Ended March 31, Ended March 31, Ended March 31, Ended March 31,      to
                                             2006            2005            2006            2005      March 31, 2006
                                           A$000's         A$000's         A$000's         A$000's         A$000's
                                       -------------------------------------------------------------------------------

Revenues:                                           $-              $-              $-              $-             $-
                                       -------------------------------------------------------------------------------

Costs and Expenses:

Stock Based Compensation                            32             251             168             251            545
Exploration Expenditure                             37              45             162           1,233          2,588
Interest Expense, net-related entity                36              19              91              24            390
Interest Expense, other                              -               -               8               -              8
Legal, Accounting and Professional                  39              31              78             117            441
Administrative                                     146             139             461             555          2,002
                                       -------------------------------------------------------------------------------

                                                   290             485             968           2,180          5,974

                                       -------------------------------------------------------------------------------

(Loss) from Operations                            (290)           (485)           (968)         (2,180)        (5,974)
Foreign Currency Exchange Gain (Loss)              (13)              5             (36)              5            (34)

                                       -------------------------------------------------------------------------------

(Loss) before Income Tax                          (303)           (480)         (1,004)         (2,175)        (6,008)

Provision for Income Tax                             -               -               -               -              -
                                       -------------------------------------------------------------------------------

                                                  (303)           (480)         (1,004)         (2,175)        (6,008)
Net (Loss)
                                       -------------------------------------------------------------------------------

Basic net (Loss) Per Common Equivalent
 Shares                                         $(0.02)         $(0.03)         $(0.06)         $(0.13)        $(0.50)

                                       -------------------------------------------------------------------------------

Weighted Number of Common
Equivalent Shares Outstanding (000's)           16,714          16,714          16,714          16,714         12,002
                                       -------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                         Consolidated Statements of Cash
  Flows Nine Months Ended March 31, 2006 and 2005 and for the cumulative period
      July 1, 2002 (inception of exploration activities) to March 31, 2006
                                   (Unaudited)

                                                                                 July 1, 2002 to
                                                         2006          2005       March 31, 2006
                                                        A$000's       A$000's       A$000's
                                                    --------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                 (1,004)       (2,175)         (6,008)

Adjustments to reconcile net (loss) to net cash used
in Operating Activities
Foreign Currency Exchange Loss/(Gain)                          36            (5)             33
Depreciation of Plant and Equipment                             5             7              15
Stock based compensation                                      168           251             545
Accrued interest added to principal                            76            24             260
Net Change in:
Receivables                                                    41           (45)            (85)
Staking Deposit                                                 -             -              23
Prepayments and Deposits                                        4           148             (78)
Accounts Payable and Accrued Expenses                          52            (5)            208
Short Term Advance - Affiliates                                 -             -             (36)
                                                    --------------------------------------------

Net Cash  (Used) in Operating Activities                     (622)       (1,800)         (5,123)
                                                    --------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
                                                                -            (6)            (27)
Purchase of Plant and Equipment
                                                    --------------------------------------------

Net Cash (Used) in Investing Activities                         -            (6)            (27)
                                                    --------------------------------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from Affiliates                                643           689             646
Sale of Shares of Common Stock                                  -             -           2,253
Proceeds from Loan Payable                                      -             -           2,273
                                                    --------------------------------------------

Net Cash Provided by Financing Activities                     643           689           5,172
                                                    --------------------------------------------

Net Increase (decrease) in Cash                                21        (1,117)             22

Cash at Beginning of Period                                     2         1,118               1
                                                    --------------------------------------------

Cash at End of Period                                          23             1              23
                                                    --------------------------------------------

Supplemental Disclosures
Interest Paid                                                  15             -             270

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                          -             -           2,273
Stock Options recorded as Deferred Compensation                 -           575             575

See Notes to Consolidated Financial Statements

               GODLEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 March 31, 2006
                   and for the cumulative period July 1, 2002
             (inception of exploration activities) to March 31, 2006
                                   (Unaudited)

                                                                  Retained     Retained
                                                                  Earnings     Earnings
                                                                  (Deficit)    (Deficit)             Other
                                   Common   Treasury Additional (during the   (prior to    Deferred  Compre-
                                    Stock  Stock, at   Paid-in   Exploration  Exploration  Compen-   hensive
                           Shares  Amount     Cost     Capital      stage)       stage)     sation    Loss     Total
                           -------------------------------------------------------------------------------------------
                            000's  A$000's  A$000's    A$000's     A$000's      A$000's    A$000's   A$000's  A$000's

Balance June 30, 2002       6,347       $1      $(20)   $25,175            -     $(26,402)        -        -  $(1,246)
Net loss                        -        -         -          -        $(681)           -         -        -     (681)
                           -------------------------------------------------------------------------------------------

Balance June 30, 2003       6,347       $1      $(20)   $25,175        $(681)    $(26,402)        -        -  $(1,927)

Issuance of 1,753,984
 shares and warrants in
 lieu of debt repayment     1,754        -         -     $2,273            -            -         -        -   $2,273
Sale of 1,670,000 shares
 and warrants               1,670        -         -     $2,253            -            -         -        -   $2,253
Issuance of 6,943,057
 shares on cashless
 exercise of options        6,943       $1         -        $(1)           -            -         -        -        -
Net unrealised loss on
 foreign exchange               -        -         -          -            -            -         -      $(9)     $(9)
Net (loss)                      -        -         -          -       (1,723)           -         -        -  $(1,723)
                           -------------------------------------------------------------------------------------------

Balance June 30, 2004      16,714       $2      $(20)   $29,700      $(2,404)    $(26,402)        -      $(9)    $867

Issuance of 1,400,000
 options under 2004 stock
 option plan                    -        -         -       $575            -            -     $(575)       -        -

Amortization of 1,400,000
 options under 2004 stock
 option plan                    -        -         -          -            -            -      $377        -     $377

Net unrealised gain on
 foreign exchange               -        -         -          -            -            -         -       $6       $6

Net/(loss)                      -        -         -          -       (2,600)           -         -        -  $(2,600)
                           -------------------------------------------------------------------------------------------
Balance June 30, 2005      16,714       $2      $(20)   $30,275      $(5,004)    $(26,402)    $(198)     $(3) $(1,350)

To eliminate deferred
 compensation against
 Additional Paid-In Capital     -        -         -      $(198)           -            -      $198        -        -

Amortization of 1,400,000
 options under 2004 stock
 option plan                    -        -         -       $168            -            -         -        -     $168

Net unrealised gain on
 foreign exchange               -        -         -          -            -            -         -      $(7)     $(7)

Net/(loss)                      -        -         -          -      $(1,004)           -         -        -  $(1,004)
                           -------------------------------------------------------------------------------------------
Balance March 31, 2006     16,714       $2      $(20)   $30,245      $(6,008)    $(26,402)       $0     $(10) $(2,193)
                           -------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2006

(1)  Organisation

Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is Edensor Nominees Proprietary Limited ("Edensor"), an Australian corporation. Edensor owned 32.3% of Golden River Resources as of March 31, 2006. During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company's name to Golden River Resources.

(2)  Affiliate Transactions

Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

During the nine months ending March 31, 2006 and 2005 AXIS Consultants Pty Ltd ("AXIS") an affiliated management company advanced Golden River Resources A$94,250 and A$243,000 respectively including services provided in accordance with the service agreement of A$286,141 and A$313,697 respectively and reimbursed AXIS A$562,569 and A$478,513 respectively for outstanding amounts including carried forward outstanding amounts. During the nine months ending March 31, 2006 and 2005 AXIS charged interest of A$19,918 and A$7,665, respectively, on outstanding balances. The interest rate charged by AXIS for the nine months ended March 31, 2006 was 9.35% compared to between 10.60% and 10.85% for the nine months ended March 31, 2005. At March 31, 2006 the Company owed AXIS A$134,504. These entities are affiliated through common management and ownership.

Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. During the nine months ending March 31, 2006, Wilzed loaned the Company A$809,999 and charged interest of A$71,156. The interest rate charged by Wilzed for the nine months was 9.35%. At March 31, 2006, the Company owed Wilzed A$1,556,627.

Interest expense incurred on loans and advances due to affiliated entities approximated A$91,075 and A$23,752 in the nine months ended March 31, 2006 and 2005, respectively.

                                                                     A$000's
                                                                     2006
                                                               -----------------
(3)  Long-Term Advance - Affiliate

Loan from AXIS, a corporation affiliated with the President of
 Golden River Resources.  Interest accrued at 9.35% being the
 ANZ Banking Group Limited rate for overdrafts over $100,000.               134


Loan from Wilzed Pty Ltd, a corporation affiliated with the
 President of Golden River Resources.  Interest accrued at
 9.35% per annum.                                                         1,557
                                                               -----------------
                                                                          1,691
                                                               =================
Refer footnote 8.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2006

(4)  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Golden River Resources as a going concern. Golden River Resources is in the exploration stage, has sustained recurring losses and has a net working capital deficiency which raises substantial doubts as to its ability to continue as a going concern. However, Golden River Resources anticipates that it will be able to defer repayment of obligations until it has sufficient liquidity to enable these loans to be repaid or other arrangements to be put in place. In addition Golden River Resources has historically relied on loans and advances from corporations affiliated with the President of Golden River Resources. Based on discussions with these affiliate companies, Golden River Resources believes this source of funding will continue to be available. Other than the arrangements noted above, Golden River Resources has not confirmed any other arrangement for ongoing funding. As a result Golden River Resources may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

The accumulated deficit of the Company from inception through March 31, 2006 amounted to A$32,410,000 of which A$6,008,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through March 31, 2006.

(5)  Income Taxes

Golden River Resources should have carry forward losses of approximately US$19.4 million as of June 30, 2005 which will expire in the various years through 2024. Golden River Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry forwards, management has provided a full valuation against the related tax benefit.

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

(7)  Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 1,400,000 options and up to a further 500,000 options to acquire shares of common stock in the Company, at an exercise price of US$1.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. Of the total 1,400,000 options issued, 350,000 vested immediately following shareholder approval, 50,000 vested on March 31, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January 27, 2006 and the balance of 333,335 will vest on July 27, 2006. If the additional 500,000 options are granted, 250,000 will vest immediately and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock. The options expire on October 15, 2014.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2006

(7)  Issue of Options under Stock Option Plan (Cont'd)

The Company has accounted for all options issued in 2006 based upon their fair market value using the Black Scholes pricing model. There were no options issued by the Company in 2005.

The Company has calculated the fair value of the options issued in January 2006 using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$575,100 (US$445,900) and is being amortized over the vesting period. For the three and nine months ended March 31, 2006, the amortization amounted to A$32,699 and A$168,297 respectively.

On January 1, 2006, the Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Because the Company had previously adopted the fair value recognition provisions of SFAS No. 123, the revised standard did not have a material impact on its financial statements.

Consistent with the provisions of APB No.25, the Company recorded the fair value of stock option grants in stockholders equity and an offsetting deferred compensation amount within stockholders equity for the unearned stock compensation cost. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. Accordingly, as provided in SFAS No.123R, the Company has reversed the unamortized restricted stock compensation included in stockholders equity for the unvested portions of stock option grants awarded prior to the effective date of SFAS No.123R.

During the nine months ended March 31, 2006, 50,000 options lapsed when Mr P. Ehrlich resigned as a Director.

A summary of the options outstanding and exercisable at March 31, 2006 are as follows:

                                 Outstanding              Exercisable
Number of options                  1,350,000                  716,666
Exercise price                       US$1.00                  US$1.00
Expiration date             October 15, 2014         October 15, 2014


(8)  Events Subsequent to Balance Date

Effective as of May 8, 2006, the Company agreed to issue to Fast Knight Nominees Pty Ltd (FKN), 10 million shares of common stock and options to purchase 20 million shares of common stock at an exercise price of A$0.20 per share and an expiration date of April 30, 2011, in repayment of A$2 million in loans from Wilzed Pty Ltd to the Company. Wilzed is a company that is associated with the President of the Company, Mr. J. I. Gutnick. Wilzed has agreed to accept the Shares and Options as satisfaction of the loan and has instructed the Company to issue the Shares and Options to FKN, a company that is also associated with Mr. Gutnick.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

     9 months ended March 31, 2005 A$1.00 = US$0.78
     9 months ended March 31, 2006 A$1.00 = US$0.7110
     9 months ended March 31, 2005 A$1.00 = CDN$0.94
     9 months ended March 31, 2006 A$1.00 = CDN$0.8302


RESULTS OF OPERATION

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005.

Costs and expenses decreased from A$485,000 in the three months March 31, 2005 to A$290,000 in the three months ended March 31, 2006. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months March 31, 2006 to the three months March 31, 2005 does not always present a true comparison. The decrease in expenses is a net result of:

     a) an increase in interest expense (net) from A$19,000 for the three months ended March 31, 2005 to A$36,000 for the three months ended March 31, 2006. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged A$1,552 in interest on outstanding amounts at a rate of 9.35% for the three months to March 31, 2006 compared to 10.60% and 10.85% for fiscal 2005. Wilzed loaned further funds to the Company during the quarter and charged A$34,283 in interest. A$8,000 general interest was charged on outstanding accounts payable liabilities.

     b) an increase in legal, accounting and professional expense from A$31,000 for the three months ended March 31, 2005 to A$39,000 for the three months ended March 31, 2006. In the March 31, 2005 quarter, legal fees were incurred in relation to discussions with external financiers and preparation of a listing of the Company's securities on the Toronto Venture Exchange. In the March 31, 2006 quarter, additional legal fees were incurred in relation to the revision of the listing application and share registry maintenance fees increased.

     c) an increase in administrative costs including salaries from A$139,000 in the three months ended March 31, 2005 to A$146,000 in the three months ended March 31, 2006, primarily as a result of the reduced level of activity. Insurance costs incurred by the Company decreased by A$4,000 and administration salaries charged to the Company by AXIS increased by A$13,000.

     d) a decrease in the exploration expenditure expense from A$45,000 for the three months ended March 31, 2005 to A$37,000 for the three months ended March 31, 2006 primarily as a result of reduced exploration activity. The cost for the three months ended March 31, 2006 represents the salary and benefits of the Vice President, Exploration. No field exploration has been undertaken during the 2005 field season due to the high level of field exploration in the 2005 field season and limited funding.

     e) a decrease in stock based compensation from A$251,000 for the three months ended March 31, 2005 to A$32,699 for the three months ended March 31, 2006. Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options pursuant to the 2004 Stock Option Plan. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2005, 333,334 vest on January 27, 2006 and the balance of 333,335 vest on July 27, 2006. If the additional 500,000 options are granted, 250,000 will vest immediately and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock.

         The Company has calculated the fair value of the 1,400,000 options issued in January 2005 using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option or a total of A$575,100. Of this amount, A$32,699 has been amortised and charged to operations in the March 2006 quarter.

As a result of the foregoing, the loss from operations decreased from A$485,000 for the three months ended March 31, 2005 to A$290,000 for the three months ended March 31, 2006.

The net loss was A$303,000 for the three months ended March 31, 2006 compared to a net loss of A$480,000 for the three months ended March 31, 2005.

Nine Months Ended March 31, 2006 vs. Nine Months Ended March 31, 2005.

Costs and expenses decreased from A$2,180,000 in the nine months March 31, 2005 to A$968,000 in the nine months ended March 31, 2006. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the nine months March 31, 2006 to the nine months March 31, 2005 does not always present a true comparison. The decrease in expenses is a net result of:

     a) an increase in interest expense (net) from A$24,000 for the nine months ended March 31, 2005 to A$99,000 for the nine months ended March 31, 2006. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged A$20,000 in interest on outstanding amounts at a rate of 9.35% for the nine months to March 31, 2006 compared to $8,000 for the nine months to March 31, 2005. Wilzed loaned further funds to the Company during the nine months and charged A$71,000 in interest. A$8,000 general interest was charged on outstanding accounts payable liabilities.

     b) a decrease in legal, accounting and professional expense from A$117,000 for the nine months ended March 31, 2005 to A$78,000 for the nine months ended March 31, 2006. In the nine months period to March 31, 2005, legal fees were incurred in relation to discussions with external financiers and preparation of a listing of the Company's securities on the Toronto Venture Exchange. The additional legal costs incurred in the nine months to March 31, 2006 were for revision of the listing application.

     c) a decrease in administrative costs including salaries from A$555,000 in the nine months ended March 31, 2005 to A$461,000 in the nine months ended March 31, 2006. In the nine month period to March 31, 2005 external consultants were used to undertake work in respect to the Company's listing on the Toronto Venture Exchange in Canada. No such costs were incurred in nine months ended March 31, 2006. Salaries charged to the Company by AXIS decreased by A$21,000 and insurance costs incurred by the Company reduced by A$37,000.

     d) a decrease in the exploration expenditure expense from $1,233,000 for the nine months ended March 31, 2005 to $162,000 for the nine months ended March 31, 2006. The cost for the nine months ended March 31, 2006 represents the salary and benefits of the Vice President, Exploration and maintenance costs. No field exploration has been undertaken during the 2005 field season due to the high level of field exploration in the 2005 field season and limited funding.

     e) a decrease in stock based compensation from A$251,000 for the nine months ended March 31, 2005 to A$168,000 for the nine months ended March 31, 2006. Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options pursuant to the 2004 Stock Option Plan. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vest on March 31, 2005, 333,331 vest on July 27, 2005, 333,334 vest on January 27, 2006 and the balance of 333,335 vest on July 27, 2006. If the additional 500,000 options are granted, 250,000 will vest immediately and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock.

         The Company has calculated the fair value of the 1,400,000 options issued in January 2005 using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option or a total of A$575,100. Of this amount, A$168,000 has been amortized and charged to operations for the nine month period to March 31, 2006.

As a result of the foregoing, the loss from operations decreased from A$2,180,000 for the nine months ended March 31, 2005 to A$968,000 for the nine months ended March 31, 2006.

The net loss was A$1,004,000 for the nine months ended March 31, 2006 compared to a net loss of A$2,175,000 for the nine months ended March 31, 2005.

Liquidity and Capital Resources

For the nine months ended March 31, 2006, net cash used in operating activities was A$622,000 primarily consisting of the net loss of A$1,004,000 partially offset by increases in accounts payable and accrued expenses of A$52,000; a decrease in receivables of A$41,000; stock based compensation of A$168,000; and accrued interest added to principal of A$76,000.

As of March 31, 2006 the Company had short-term obligations of A$700,000 comprising accounts payable and accrued expenses.

We have A$23,000 in cash at March 31, 2006. During the nine months to March 31, 2006, a company associated with our President and Chief Executive Officer provided $643,000 in loan funds to allow us to meet our financial obligations. The Company anticipates that it needs to spend $500,000 on legal, professional, accounting and administration expenses over the next 12 months. We are investigating the possibility of raising "flow through financing" in Canada for exploration purposes and/or other finance for exploration and working capital purposes. If this financing is not successful, we anticipate that a company associated with our President and Chief Executive Officer will provided sufficient funds to allow us to meet our obligations, however there can be no assurance that this funding will eventuate.

Effective as of May 8, 2006, the Company agreed to issue to FKN 10 million shares of Common Stock and options (the "Options") to purchase 20 million shares of Common Stock at an exercise price of U.S. $0.15426 per share and an expiration date of April 30, 2011, in repayment of $2.0 million in loans to the Company from Wilzed.


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

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting held on March 8, 2006, the stockholders voted to approve all of management's proposals as follows:

1. For the election of four directors to hold office until our next annual meeting of stockholders and until their successors have been elected and qualified, the voting for each nominee was:

                                                                         Votes
                                                    Votes For           Withheld
        Joseph Isaac Gutnick                        14,118,049             -
        David Stuart Tyrwhitt                       14,118,049             -
        Peter James Lee                             14,118,049             -
        Mordechai Zev Gutnick                       14,118,049             -

2. For the approval of a change of the Company's name to Golden River Resources
Corporation:

        Votes For                            Votes Against      Abstained
        -----------------------------------  --------------  ------------------
        14,114,848                                      -            3,201


Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS

    (a)  Exhibit No.    Description
         -----------    -----------

         3.1            Amendment to Certificate of Incorporation of the Company
         31.1           Certification of Chief Executive Officer required by
                          Rule 13a-14(a)/15d-14(a) under the Exchange Act
         31.2           Certification of Chief Financial Officer required by
                          Rule 13a-14(a)/15d-14(a) under the Exchange Act
         32.1           Certification of Chief Executive Officer pursuant to 18
                          U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002
         32.2           Certification of Chief Financial Officer pursuant to 18
                          U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

                                  (FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Golden River Resources Corporation

                                    By: /s/Joseph I. Gutnick
                                        ----------------------
                                        Joseph I. Gutnick
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/Peter Lee
                                        ----------------------
                                        Peter Lee
                                        Peter Lee, Director, Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                               Dated May 10, 2006

                                  EXHIBIT INDEX

   Exhibit No.    Description
   -----------    -----------

     3.1          Amendment to Certificate of Incorporation of the Company
     31.1         Certification of Chief Executive Officer required by Rule
                     13a-14(a)/15d-14(a) under the Exchange Act
     31.2         Certification of Chief Financial Officer required by Rule
                     13a-14(a)/15d-14(a) under the Exchange Act
     32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002
     32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002