Form 10KSB
period 2006-06-30
GOLDEN RIVER RESOURCES CORP.
filed 2006-09-28
CIK 814904

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

For the fiscal year ended       June 30, 2006      or
                             --------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________  to _______________

Commission File Number    0-16097
                         ------------

                       GOLDEN RIVER RESOURCES CORPORATION
                          (formerly BAY RESOURCES LTD.)
             (Exact name of Registrant as specified in its charter)

                  Delaware                            98-0079697
                  --------                            ----------
         (State or other jurisdiction of            (IRS Employer
         incorporation or organisation)           Identification No.)

         Level 8, 580 St Kilda Road Melbourne, Victoria, 3004, Australia
                      -------------------------------------
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

                               Yes __X__ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                               Yes ______ No __X__


State Issuer's Revenues for its most recent fiscal year.

None

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was US$__________ as at June 30, 2006.

There were 26,711,630 outstanding shares of Common Stock as of September 25, 2006. (Does not include 10,000,000 shares of Common Stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration. See Item 6. "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Liquidity and Capital Resources.")

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Issuer Yes:_____ No:__X__

TABLE OF CONTENTS                                                          PAGE


PART I
Item 1        Business                                                        4
Item 2        Properties                                                     21
Item 3        Legal Proceedings                                              21
Item 4        Submission of Matters to a Vote of Security Holders            21

PART II
Item 5        Market for Common Equity and Related Stockholder Matters       22
Item 6 Management's Discussion and Analysis of Financial Condition 23 or Plan of Operation
Item 7        Financial Statements                                           29
Item 8        Changes in and Disagreements with Accountants on
              Accounting and Financial Statement Disclosure                  29
Item 8A       Controls and Procedures                                        29
PART III
Item 9        Directors and Executive Officers of the Registrant             30
Item 10       Executive Compensation                                         32
Item 11       Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters                 35
Item 12       Certain Relationships and Related Transactions                 37

PART IV
Item 13       Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                    39
Item 14       Principal Accounting Fees and Services                         39


              Signatures                                                     40
              Exhibit Index                                                  42

Appendix A -  Glossary                                                       65
Appendix B -  List of Mining Interests                                       68

                                     PART I


Item 1            Business

General

         Our name is Golden River Resources Corporation and we sometimes refer to ourselves in this Annual Report as "Golden River Resources", the "Company" or as "we," "our," or "us." We changed our name from Bay Resources Ltd to Golden River Resources in March 2006. We are an exploration stage mining company. Our objective is to exploit our interest in the mineral claims in Nunavut, Canada which are in the Slave Craton and in the Committee Bay Greenstone Belt. Our principal exploration target is for gold and we are seeking to determine whether adequate gold reserves are present on the property covered by our claims to develop an operating mine. We are in the initial stages of our exploration program and have not yet identified any ore reserves.

         We hold the interests in the Slave Craton directly and our wholly owned subsidiary named "Golden Bull Resources Corporation" (formerly 4075251 Canada Inc.) holds the interests in the Committee Bay Greenstone Belt. Our wholly-owned subsidiary is referred to in this Annual Report as `Golden Bull."

         We sometimes refer to our claims collectively in this Annual Report as either the "Slave Properties" or the "Committee Bay Properties". Our claims are registered in the Mining Recorders Office in the Mining District of Nunavut and give us the right to explore and mine minerals from the property covered by the claims.

         We were incorporated in the State of Delaware on February 1, 1973. We commenced our mineral exploration activities in 2002. Prior thereto, we were engaged in a number of other business activities that have been discontinued. Our executive offices are at Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia and we have an office at 1 Yonge Street, Suite 1801, Toronto, Ontario M5E 1W7, Canada. Our website location is www.goldenriverresources.com. Information included on our website shall not be deemed to be incorporated in this Annual Report. Our wholly owned subsidiary, Golden Bull, was incorporated on May 27, 2002 in the Province of Ontario, Canada and is licensed to do business in the Northwest Territories and Nunavut Canada.

Currency

         We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars. References to dollars are to Australian dollars (A$) unless otherwise indicated as being Canadian dollars (CDN$) or United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 2006 have been translated into United States Dollars ("US$) using the rate of exchange at June 30, 2006 of A$1.00=US$0.7301.

History of the Company

         Our predecessor corporation, Bayou Oil, was incorporated under the laws of Minnesota in 1973 and since that time it had a number of activities that have been ceased.

         On  February  13,  1998,  we  incorporated  a  100%  owned  subsidiary,
Baynex.com   Pty  Ltd  (formerly   Bayou   Australia  Pty  Ltd),  a  corporation
incorporated under the laws of Australia.

         On June 29, 1999 we undertook a reverse stock split on a 1:20 basis and amended our Articles of Incorporation to amend the par value of our shares from US$0.15 cents to US$0.0001 cents per share. On September 27, 1999 we changed our name from Bayou International, Ltd to Baynet, Ltd.

         In May 2000, we commenced work on the development of a B2B mining portal however, this was abandoned as it was considered uneconomic.

         On August 21, 2000 we incorporated a new wholly owned subsidiary, Bay International Pty Ltd (now known as Bay Resources (Asia) Pty Ltd), a corporation incorporated under the laws of Australia. In October 2000, we changed our name to Bay Resources Ltd, and in March 2006, we changed it to Golden River Resources Corporation.

         During fiscal 2001, we conducted a due diligence review of St. Andrew Goldfields Ltd ("St. Andrew") with a view to taking a substantial investment in St. Andrew. Following the conclusion of the review, we decided not to proceed with the investment.

         In May 2002, we incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc.), a corporation incorporated under the laws of Canada. Golden Bull is the vehicle that will be used by the Company to undertake exploration activities for gold on the Committee Bay Properties in Canada.

         During the 2002 fiscal year we continued to expand our gold exploration business by:

         (i) entering into an agreement to explore for gold on Tahera's extensive property interests on the Slave Craton in northern Canada; and

         (ii) making application via a new 100% owned subsidiary, Golden Bull (previously known as 4075251 Canada Inc), for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada.

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

Description Of Business

Introduction

         We are an exploration stage company engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold mineralization. The main objective is to explore, identify, and develop commercially viable prospects over which we have rights that could produce revenues. These types of prospects may also contain mineralization of metals often found with gold, such as platinum and silver and other `base metals' (copper, nickel, lead, zinc) which also may be worth processing. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any revenues.

         We hold properties in Nunavut, Canada. Golden River Resources holds interests in the Slave Craton area within Nunavut and our currently owned 100% subsidiary; Golden Bull Resources holds various prospects in the Committee Bay Greenstone Belt in Nunavut. We are in the initial stages of exploration programs and have not yet identified any ore reserves.

         Please note that the Glossary in Appendix A to the Annual Report contains definitions for the geological and other specialized terms used in this section.

Slave Craton Properties

         During 2002, we reached an agreement with the Canadian company, Tahera Diamond Corporation, to explore for gold on Tahera's extensive properties on the Slave Craton in Nunavut, Canada. At that time, Tahera's Slave land package included 177 properties and 11 Inuit Owned Land ("IOL") Concessions covering approximately 471,000 acres. Tahera is a diamond mining company conducting diamond exploration in the northern Slave Craton and brought its Jericho diamond pipe into production in 2006.

         Tahera has an extensive database of data to which we have access, including geophysical surveys, overburden and bedrock mapping, overburden sampling and drilling data. We have agreed to pay them a two percent net smelter return royalty on any production from gold and base metals we discover having used Tahera's extensive database.

         We believe there are some exceptional gold targets on Tahera's ground; principally in the High Lake Volcanic Belt, and in the Contwoyto Formation.

         Within  the  High  Lake  Volcanic   Belt,   the  target  is  silicified
shear-hosted gold, similar to the 565,000 ounce ULU gold deposit which borders the Tahera properties.

         The Contwoyto properties lay in close proximity to the Lupin gold mine, which is a high grade gold deposit of over three million ounces. We believe that there is significant potential for gold mineralization, similar to that found at Lupin, on the Contwoyto properties.

         We have included a list of the mining properties that are covered under our agreement with Tahera in Appendix B to this Annual Report.

         The agreement with Tahera dated March 7, 2002 gives us rights of access to exploration data of Tahera covering gold, silver and base metal potential on properties held by Tahera or properties which are adjacent to or in the area of the Tahera properties. If during our exploration for gold, silver or base metals, we discover diamonds, Tahera retains the rights to the diamonds. Under the agreement, if we wish to conduct exploration on the properties, we need to seek access to the properties and enter into an access agreement with Tahera, suitable to Tahera, which sets out the terms of our access. Our access cannot interfere with Tahera's operations on the properties. Tahera has the sole and unfetted discretion to sell, transfer, assign, encumber, mortgage, pledge, hypothecate, allow to lapse, forfeit, surrender or in any way dispose of its interest in the properties. Should Tahera sell, transfer, assign the properties, we would then need to negotiate access with the new holder of the properties. We undertake exploration at our sole risk. Subject to Tahera's rights, we have the right to exploit opportunities for gold, silver or base metals on the properties. We have granted Tahera a 2% net smelter return royalty.

         We entered into access agreements with Tahera for the 2004 and 2006 exploration programs.

         Each of the properties has minimum exploration expenditure commitments on an annual basis to retain the rights for the property. The minimum commitments can be met by actual exploration expenditure or by making a cash payment in lieu of exploration expenditure. Expenditure by both Tahera and us is counted towards the commitment. In 2004 and 2005, the commitments were met by a mixture of exploration expenditure and cash payments by both Tahera and us. As a result, the properties are available for exploration in 2006 and subject to the commitments being met in 2006, will be available for exploration in 2007.

Location

Hood River Ground

         The Hood River mineral properties and Inuit Owned Land Concessions are in the High Lake Volcanic Belt located in the northwest section of the Slave Structural Province in the Mackenzie District of Nunavut. The land holdings include 4 mining properties totalling 10,330 acres, and 5 contiguous IOL concessions totalling 21,381 acres. Only the IOL concessions are within the greenstone component of the High Lake Volcanic Belt and therefore of exploration interest to us. The approximate center of the Inuit Concessions is about 45 kilometers north of the Arctic Circle, and 530 kilometers north-northeast of Yellowknife. The IOL Concessions are held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera). There are no known encumbrances on the concessions.

Contwoyto Lake Ground

         The CO-08 IOL Concession is underlain by the Contwoyto Formation on the east side of Contwoyto Lake. The original C0-08 Concession Agreement totalled 65,250 acres and is located in the Mackenzie District of Nunavut. The approximate center of the C0-08 Concession is about 100 kilometers south of the Arctic Circle, 100 kilometers north-northwest of Lac de Gras, and 380 kilometers north-northeast of Yellowknife. The C0-08 Concession Agreement is held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera). There are no known encumbrances on the concessions.

Access, Infrastructure, Local Resources

         Access to all the areas in the Slave Craton is by aircraft. In summer months, float equipped aircraft may land on local lakes of appropriate size including Contwoyto Lake, Napatulik Lake, Penthouse Lake (unofficial name), and Carat Lake. In addition, airstrips are available for fixed wing aircraft equipped with tundra tires at the Lupin mine site, the Ulu mine site, and Tahera's Carat Camp (Jericho). Helicopter support is needed to mobilize personnel from camp sites to the property areas. The winter road which links Yellowknife to the Lupin mine site on Contwoyto Lake has historically been used for economical transportation of supplies in winter months. This road has since been extended to Tahera's Carat Camp.

         Tahera's properties are located in the treeless Arctic within the zone of permafrost. The weather in the property areas is typical of the continental barren lands which experience cool summers and extremely cold winters. Winter temperatures can reach -45 degrees. Summer temperatures are generally in the 5 to 10 degree Celsius range but can reach the high 20's degrees Celsius. Average annual snowfall rarely exceeds 1 meter, most of which falls during autumn and spring storms. Small lakes are clear of ice usually by the third week in June and start freezing over again in late September.

         The topography of the area consists of low rolling hills with areas of low-lying swampy muskeg. Local relief is low, rarely exceeding 150 meters.

         The closest community with regularly scheduled air service is Kugluktuk (formerly Coppermine) which is 145 kilometers northwest of the Anuri/Rockinghorse concessions and 200 kilometers northwest of the Hood River concessions. First Air has scheduled flights everyday from Yellowknife to Kugluktuk. The main centre for transportation to the properties is through Yellowknife, 530 kilometers southwest of the Hood River concessions, and 410 kilometers southwest of the Contwoyto concessions. Fixed wing and helicopter charter services are available in Yellowknife, as are all supplies (groceries, lumber, fuel, etc.) and expediting services. Additional existing infrastructure to help service the land holdings includes Tahera's Jericho minesite and Woldens' Lupin and Ulu minesites.

Exploration History

         All previous work reported by companies is quoted from open file government assessment reports. For the Slave Craton land holdings non diamond-related exploration activities are emphasized as these relate to our interest and exploration agreement with Tahera. Specifically, previous exploration work on the Hood River/High Lake and Contwoyto Lake land holdings are detailed as these are deemed to be most prospective for gold.

Hood River/ High Lake Belt

         Exploration around and directly within the Hood River properties began in 1965 and over the years has included sampling, mapping, trenching, and drilling, as well as ground and airborne geophysical surveys.

         In 1989 the Ulu gold deposit was discovered. Previous efforts directly on our Hood properties have outlined several key areas of anomalous gold mineralization which include the Penthouse, Blackridge, Crown and the North Fold Nose areas.

         In 1999 the Nunavut Land Claims Agreement came into effect and granted surface ownership of about 360,000 square kilometers of land to the Inuit, of which they have the subsurface rights for approximately 37,500 square kilometers. Nunavut Tungavik Incorporation ("NTI") is the entity through which these subsurface rights are administered. The areas around Ulu that in the Hood River (CROWN, DEN, FIDO and ULU) were ultimately incorporated into NTI lands, with the exception of the original ULU claim.

         In March, 2003, Strongbow Resources Inc. and Nunavut Tungavik Incorporated announced an agreement whereby Strongbow could explore a large parcel of land which covers all the south half of the High Lake Greenstone Belt and borders Tahera's IOL concession on the east, south, and west.

Contwoyto Formation

         Following the discovery of the Lupin Mine on the western shore of Contwoyto Lake in 1960, exploration for additional Lupin-style banded iron formation hosted gold deposits commenced throughout the Contwoyto Formation. This resulted in the discovery of a number of prospects many of which occur on Tahera's Contwoyto properties.

         Significant results that substantiate the gold prospectivity of the region have been reported on several key areas which include the R43-R45, the R44-R47, the 5-5, and the Ox prospects.

         Diamond exploration began in the area in 1993. Discovery of several kimberlite bodies prompted a helicopter-borne EM and magnetic survey over 110 square kilometers in the Contwoyto Lake area. A part of the Tahera data set this survey has delineated a number of prospective iron formations.

Geological Setting

         The Slave Structural Province encompasses an elliptical area 500 kilometers wide by 750 kilometers long and is located between Great Slave Lake to the south and Coronation Gulf to the north.

         The Yellowknife Supergroup, important for ore deposits, occurs as twenty-six linear volcanic belts surrounded by granitic batholiths. These belts are typically isoclinally folded and largely range in age from 2715-2671 million years. The belts have been divided in the literature into mafic volcanic-dominated (Yellowknife type) and felsic volcanic-dominated (Hackett River type). Yellowknife-type volcanic belts are dominated by massive to pillowed basalt flows with lesser amounts of felsic volcanic and volcaniclastic rocks, clastic sedimentary rocks and occasionally synvolcanic conglomerate and carbonate units. The Hackett River-type belts are defined by the abundance of calc-alkaline felsic and intermediate volcanic rocks intercalated with turbidite.

         At least five episodes of Proterozoic diabase dyke "swarms" (2400 million years - 600 million years) have been recorded in the Slave Structural Province. These dyke sets form local positive relief where they intrude easily eroded lithologies such as the metaturbidites and negative relief in areas where they are juxtaposed with granites and gneisses.

         No known mineral reserves are known on our land. All previous programs have been exploratory in nature.

Prospects

Hood River Ground

         High grade gold prospects are found within a 9 by 7 kilometer block in the west-central portion of the High Lake belt. Four main mineralized areas occur; the North Fold Nose, Penthouse, Crown and Blackridge. The mineral prospects on the properties occur in rocks of the same age and nature as at the Ulu gold deposit where gold occurs in brecciated basaltic wallrock clasts which are replaced by acicular arsenopyrite + quartz + K-feldspar.

         There is a spatial relationship between the gold bearing zones of the Ulu deposit with the axial trace of the ULU anticline. The properties cover the northern most two kilometers of this important fold axis. Several gold bearing zones have been previously identified in this area. In one area along the axis, a one meter wide quartz vein, outcrops for over 40 meters and contains arsenopyrite, pyrite, pyrrhotite, chalcopyrite, and native copper. Highly anomalous silver and bismuth were also returned from these samples.

         Further mineralized zones were discovered in the central fold of the North Fold Nose. A gold value of 176 gpt gold was produced within the prospect area from narrow quartz-pyrite vein rubble.

         Previous exploration has outlined five zones of gold mineralization on the Crown prospect (now largely within the properties). At the "Main Zone", several highly anomalous gold values to 24 gpt were returned from an 800 meter long silicified basalt/biotite schist contact. Seven trenches were dug in the Main Zone area. Silicified zones up to 6 meters wide with arsenopyrite were noted. The "B" zone is parallel to and 80 meters east of the Main Zone. The structural setting and mineralogy here is similar to the Main Zone. Gold values of 12.4 gpt and 8.7 gpt gold are found along 450 meters and the zone is reported open to the north. Gold values to 1.8 and 4.6 gpt gold were reported from grab samples of silicified basalt and sediments with arsenopyrite in the "Western Zone." Anomalous gold values were also reported in the folded stratigraphy of the "Eastern" and "Fold" zone.

         To the northwest of the Crown prospects are the Penthouse prospects. The original sampling on the South Penthouse grid returned values of 23.9 to
220.1 gpt gold. The highest grade sample was from a silicified north-trending shear zone which was traceable for 200 meters. A northeast trending shear, traceable for 250 meters on the North Penthouse area returned significant gold result from narrow arsenopyrite bearing veins. Additional highly prospective zones of mineralization have been identified in the Penthouse area.

         Polymetallic quartz veins in the area contain highly elevated silver values up to 473 gpt along with anomalous zinc, lead, cadmium, and antimony values. This style of mineralization is very similar to the auriferous polymetallic quartz vein at the Northern Fold Nose on the historic ULU 2 claim.

         Five principal styles of mineralization were identified by BHP on the Penthouse grid, namely i) Auriferous silicified zones with arsenopyrite in sediments; ii) Auriferous arsenopyrite bearing quartz veins at mafic volcanic-sediment contacts; iii) Auriferous polymetallic quartz veins transecting the mafic volcanic stratigraphy; iv) Stratabound massive sulphide mineralization at the mafic volcanic-sediment contact; and v) Auriferous polymetallic quartz veins hosted by sediments adjacent to the same mafic volcanic-sediment contact.

         Massive sulphide  mineralization is present as discontinuous pods up to
1.5 meters thick along the western basalt-sediment contact on the south Penthouse grid. Values of up 4.8% zinc, 0.5% lead, 0.5% copper, 40 gpt silver and 0.5 gpt gold were returned from surface sampling. No drilling was carried out on this prospect.

         South of the Crown prospects, across the southeastern edge of a granitic intrusion is the Blackridge prospect last worked by Aber Resources Ltd. The mineralization consists of an altered and locally brecciated gabbro-hosted silicified zone. The principal mineralized zone has been traced for at least 700 meters northeast and is 2.5 - 3.5 meters wide. The highest surface grades include a chip sample of 7.5 gpt gold/ 9 meters.

Contwoyto Property

         More than 100 iron formation-hosted gold occurrences occur in the Point Lake - Contwoyto Lake meta-sediment sequence. The most notable gold-bearing iron formation in the vicinity is the Lupin gold mine. Mineralization specific to the properties includes a number of significant iron formation hosted gold prospects including the R43-R45, the R44-R47, the 4-2 grid, the Ox, and the 5-5 grid prospects.

         The R43-R45 prospect is hosted by a Z-shaped folded iron formation up to 10 meters wide and traceable for over 1.3 kilometers. The area is mainly unsampled. The geology, mineralization, alteration and structure are extremely similar to the Lupin gold mine (located just 28 kilometers to the west) where gold mineralization is in a "Z" folded iron formation with pyrrhotite and arsenopyrite. The R43-R45 "Z" fold is of the same magnitude as Lupin. No drilling has ever been reported here.

         The R44-R47 prospect is hosted by an iron formation up to 5 meters wide and traceable on surface for 1.9 kilometers. Significant gold values have been returned from surface sampling However, no drilling was reported.

         On the 4-2 prospect, previous explorers have traced a sulphide-rich iron formation, in boulders up to 2 meters in size, on surface for 200 meters. Significant gold assays have returned however, no follow-up drilling appears to have been done.

         Within the Ox prospect, sampling of the iron formation returned gold values from a pyrrhotite-rich boulder. One drill hole was conducted at the prospect and intersected two separate iron formation horizons, 8.2 meters apart. Both the upper and lower iron formation returned gold from assays.

         On the 5-5 prospect, several east-west trending, 300 to 2,700 meters long EM conductors have been outlined. A total of six iron formations have been identified, four of which are coincident with the EM conductors. Sulphide rich boulders of iron formation at the southwest section of Grid 5-5 yielded gold values. The "Fox A" prospect is also within the 5-5 Grid area and the iron formation is 33 meters wide and 220 meters long and has returned gold values. Drilling in 1987 on the 5-5 prospect included 8 holes totaling 942 meters. All eight holes intersected iron formation and returned gold from a section containing pyrite, arsenopyrite and pyrrhotite. Four short drill holes on the 5-5 grid in 1988 tested a folded iron formation as outlined by an IP survey. DDH 88-4, drilled 225 meters west of an earlier high grade intercept, intercepted a further significant gold intersection in pyrite-rich siliceous iron formation. A further high grade surface prospect in arsenopyrite and quartz- rich iron formation boulders was apparently not drilled. The other drill holes intersected siliceous +/- sulphidic iron formation ranging from 5.7 to 15.0 meters thick.

Work Programs

         The first phase of the Company's planned exploration programs over the Hood River and Contwoyto IOL claim groups was carried out in August 2004 and consisted of exploration mapping, sampling and prospecting. This initial program was designed to follow up and assess geophysical and geological anomalies reported by previous workers with a focus on targeting and expanding areas for phase two work.

Hood River Ground

         Golden River Resources spent $104,446 on exploration on the Hood River IOL Concessions. Four key areas warrant further investigation.

         Northern Fold Nose - This zone is located approximately 3 kilometers north of the ULU deposit and is thought to be part of the major fold structure which hosts the ULU deposit. Further mineralized zones were discovered within the Northern Fold Nose area than previously described. Acicular arsenopyite was noted in narrow shears within silicified basalt just south of the Northern Fold Nose. Chip sampling of the exposed veins during the 2004 field season yielded several samples of anomalous gold values. Gold values obtained from this work ranged from 22.9 gpt to 495 ppb.

         Penthouse - The Penthouse prospects are underlain by a geologically and structurally complex package of mafic volcanic and metasediments. The metasediments are thought to form the conduit for mineralizing fluids. Gabbroic sills occur within the mafic volcanics and sediments and form marker horizons outlining the structural complexity of the area.

         A total of 65 samples were taken in the North Penthouse area with gold values ranging from 0.98 gpt to 12.82 gpt in chip and grab samples. A total of 36 per cent of samples taken from this area yielded anomalous assays.

         A total of 53 samples were taken from the South Penthouse area with 15 per cent returning anomalous values. These samples yielded the same arsenic-gold relationship with values ranging from 1.95 gpt to a high of 30.32 gpt gold.

         Analysis of airborne geophysical data suggests that the South and North Penthouse areas are actually one zone that is over 2 kilometers in strike length.

         Crown - The 2004 field work consisted largely of examining and sampling of the trenches in this area. A total of 60, 1.0 meter to 1.5 meter chip samples were taken from these trenches. Results returned gold values from 5.78 gpt to
0.51 gpt with 32 per cent of the samples returning anomalous results.

         East of the trenched area, several anomalous zones were located including a new zone that extended off the properties to the north for over 1 kilometer. This zone is roughly parallel to the Crown trench area and may perhaps be part of a large scale folded stratigraphy.

         A total of 30 samples were taken on the east portion of the Crown area. The gold values ranged from 2.75 gpt to 0.02 gpt.

         Blackridge area - The main prospect occurs along a gabbro-sediment contact. The previously described linear mineralized contact zone was extended to slightly over 750 meters.

         Anomalous results were returned from siliceous metavolcanics and metasediments with the highest values returned from trenches cut into the gabrro
- metavolcanic/metasediment contact. A total of 39 samples were taken from this area. Gold values ranged from 37.78 gpt to 2.5 gpt gold. Elevated copper values were also noted. A total of 40 per cent of the samples taken returned anomalous gold values. Overall, our 2004 results were an improvement over the reported historical results.

Contwoyto IOL Concessions

         We spent CDN$109,057 on exploration on the Contwoyto IOL Concessions. Some key areas that warrant further investigation include:

         Grid 5-5 Area - Field work revealed the area to be underlain by a package of amphibole rich silicate facies iron formations. This area produced the best gold results in the Contwoyto concessions with values ranging from 1.5 to 6.98 gpt gold from the iron formation. Geophysics indicated the zone trends west, off shore, into the lake proximal to the Grid 5-5 zone.

         Ox Prospect - The area is underlain by a sulphide poor silicate facies iron formation, 100 meters wide and extending over 150 meters to the northeast. To the north of the claim block occur interbedded turbidites, biotite schists/greywacke and coarse to fine grained heavily oxidized amphipobilite. Mineralization is largely fine grained pyrite, pyrrhotite with minor chalcopyrite and rare malachite, in trace to 5 percent abundance. The sampling program on the Ox grid fold zone yielded consistent anomalous gold values.

         An airborne geophysical survey has outlined a number of strong magnetic
anomalies  that  have  no  surface  expression.   These  areas  require  further
investigation.

Further Exploration

         After the 2004 program the IOL concession area at Contwoyto was dramatically reduced down from 65,250.8 acres to 21,533.1 acres. All prospective ground was retained. The area reduction was done in conjunction with Tahera and it served to also greatly reduce the amount of exploration requirement for this area. A program of approximately $63,300 would be required to maintain the ground into 2006. A small portion of the Hood River IOL Concession area was also reduced with all prospective ground retained for further exploration. Due to large exploration expenditures by Tahera within these concessions, there was no required spending in 2005 to conduct exploration to maintain this ground.

         As a result of the 2004 field season, several areas have emerged as having a strong potential for gold based on geological, mineralogical and structural criteria and as such require further examination. A program of detailed structural mapping is planned in order to understand the complex structural environment. Further work will include detailed sampling and ground geophysics over key anomalous areas with a follow up drilling. The ULU deposit was discovered within two years through a similar approach.

         The most immediate target area for drilling will be the Penthouse prospect in the Hood River area. The two `north' and `south' zones have been shown to be actually one zone by the airborne geophysical data. The prospect contains anomalous gold values and is likely part of the same structure as hosts the Ulu gold deposit to the west.

Recent Exploration

In late July 2006, Golden River mobilized equipment and personnel to further prospect, assess and evaluate the Contwoyto Lake and Hood river area. The work program was to follow up Golden Rivers' highly successful 2004 examination with a focus on highlighting key areas for drilling in the planned winter drill program.

During this summer field program, 901 samples were taken and several areas were targeted as key regions for future work based on current geological modelling, the re-assessment of historical work and sample results from the 2004 program.
All  samples  were  sent  for   preparation  and  analysis  by  Acme  Analytical
Laboratories Ltd. Samples will be analysed with a 36 element geochemical procedure and gold Fire Assays will be conducted where warranted. All 2006 assay results are due by mid October 2006 due to the backlog in assay laboratories in Canada.

The field program and sampling was under the direct supervision of Bruce Goad, PGeo, a Qualified Person under the applicable Canadian disclosure regulations for mineral exploration companies.

Contwoyto Lake Area

Numerous new zones of banded iron formations were identified in this summers' program. Principle areas within the property include thick sequences of banded iron formation with strike lengths of over several kilometres. With the use of recent airborne geophysical surveys and new structural data, Golden River has outlined favourable gold-bearing deformation zones of the iron formation that appear similar to the nearby Lupin Mine. Assay results are due by mid October 2006.

Hood River Area

Several areas within the High Lake area returned favourable gold, up to 33 g/t, from our sampling program in 2004.

Several prospective zones were re-examined however, the Penthouse area became the main focus of the 2006 Hood River assessment. Here, a large 3 kilometer zone of sheared and brecciated silicious basalts and sediments occurs that may be analogous to the nearby Ulu deposit. Mineralization is abundant and appears structurally controlled. Assay results are due by mid October 2006.

Golden River is very encouraged by the 2006 exploration program which was successful in finding new locations of strong mineralization this field season. Following the field investigation program, the characteristics and prospectivity of the Penthouse zone are better understood and the area presents an excellent drill target. Our planned drill program is expected to take place during the 2006-2007 winter months.


Committee Bay Belt

         In June 2002, we staked land in the highly prospective Committee Bay Greenstone Belt.

         The  Committee  Bay  Greenstone  Belt  is  located   approximately  240
kilometers northeast of Baker Lake in Nunavut, Canada and is believed to represent the largest under-explored greenstone belt in North America, with potential to host world-class gold deposits.

         The geology is highly prospective for banded iron formation hosted gold (as in the 3 million ounce Meadowbank and the 4.6 million ounce Meliadine gold deposits to the south). Our properties protect several auriferous iron formations. In addition to the banded iron formation hosted gold targets, this Belt has potential for shear-hosted lode gold, Witswaterstrand style gold, komatiite hosted stratiform nickel-copper (Kambalda analogy), and platinum group elements ("PGE's") in layered igneous complexes (Laughland Lake Anorthosite Suite).

         Originally 29 properties were staked comprising a land area of 71,694 acres in the Committee Bay Greenstone Belt in central Nunavut, Canada. These properties were recorded on October 16, 2002. From the original area we retained a total of 49,439.48 acres on 21 properties. To keep the properties in good standing, we needed to spend a total of CDN$197,798 of assessment work by October 16, 2004. A total of CDN$98,879 (CDN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the properties to lease must be made). During the 2004 field season, we spent CDN$1.567 million on exploration and all amounts in excess of the commitment can be offset against future commitments. As a result of the amount we spent during 2004, we have already met the expenditure commitment until 2012. We have included a list of our mining properties in the Committee Bay Greenstone Belt in Appendix B to this Annual Report.

Location

         The Committee Bay Claims are located 245 to 365 kilometers northeast of the town of Baker Lake (Qamani'tuaq), Nunavut, Canada, or 210 to 320 kilometers west to southwest of the town of Repulse Bay (Ngoldjat). The community of Kagaaruk (formerly Pelly Bay) is 190 to 305 kilometers northeast of the claim groups. Our land holdings in the Committee Bay Greenstone Belt include 21 properties in 10 claim blocks. These properties total approximately 49,439.48 acres and all were recorded on October 16, 2002.

Access, Infrastructure, Local Resources

         Access to the properties is by fixed wing aircraft. Alternatively, float equipped planes have the option of landing at some of the larger lakes (Laughland Lake for example) or on sections of the Hayes River. Helicopter support is required to mobilize personnel from camp to the property areas.

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

         The closest community with regularly scheduled air service is Baker Lake, about 350 kilometers to the southwest. Canadian North and First Air flights arrive from Yellowknife and Iqaluit. Calm Air flies from Winnipeg to Rankin Inlet (Kangiqliniq) and then on to Baker Lake daily except Sundays. Kivalliq Air flies from Cambridge Bay (Qaluktuuttiaq) to Baker Lake enroute to Rankin Inlet. Fuel and expediting services are available in Baker Lake. There is little infrastructure in the claim area apart from the Committee Bay Resources Hayes River camp which has a winter airstrip and fairly regular supply flights.

Property History

         All previous work reported by companies is quoted from open file government assessment reports.

         Following the release of Heywood's original geology map of the area in 1961, several exploration companies performed work in the Committee Bay Greenstone Belt. The nickel-copper potential of ultramafic rocks was the primary target of this first exploration wave. In 1969 to 1970, explorers mapped, sampled and conducted limited geophysical surveys on areas now covered by our A and E properties. This program outlined several electromagnetic conductors coincident with surface mineralization. The best trench value occurred on the "E" properties of 0.51% nickel on a 1.46 kilometer long conductor.

         Further exploration was undertaken during the general nickel-copper reconnaissance in 1970 and 1974 and more detailed work in 1975 and 1976. Geologic mapping, ground magnetic and EM surveys were conducted in the Hayes River area. Although prospective rock units with nickel and copper values were found, no further follow up was recommended.

         In 1986, reconnaissance rock samples were taken within the current Pickle properties area.

         Southwest of the central tonalite, in the area of our Pickle properties, several permits were granted to the Committee Bay Joint Venture
(CBJV) in 1993. Sampling by CBJV returned gold values in sheared banded iron formation with pyrite + arsenopyrite. Although CBJV's Pickle 1 claim was staked in 1995, no follow-up work was reported. The iron formation at this site is 70-100 meters thick and traceable for 1.5 kilometers.

         In 1992, reconnaissance sampling in the Committee Bay area was undertaken on behalf of the CBJV. Several highly anomalous gold values were returned from rock samples taken. Follow-up work was performed in 1993. High gold values corresponded with banded iron formation with quartz veining and/or silicification, and pyrite + pyrrhotite +/- arsenopyrite. In 1995, further rock samples were taken, and eight drillholes totaling 811.41 meters completed. This work exclusively focused on the Bluff properties in Hayes River area and the Inuk area further to the northeast. In 1996, the CBJV flew a 13,262 line kilometer detailed geophysical survey (magnetics and VLF), collected additional rock samples and drilled 6 holes at Three Bluffs. Approximately CDN$5.4 million was collectively spent on the Committee Bay Greenstone Belt between 1992 and 2001 by explorers. This exploration focused on three areas: Laugh land Lake, Hayes River and Curtis River.

         Numerous gold occurrences were discovered by the CBJV between 1992 and 2001. Of particular note are the Pickle, Four Hills, Cop, Ghost Coyote, Ridge, Bluff group and West Plains prospects.

         Our five Wrench properties were previously within prospecting permits granted to the CBJV in 1994. Reconnaissance sampling by the CBJV returned a series of gold anomalies over approximately three kilometers in sheared oxide banded iron formation in their northern part of their BLUFF claim block.

         The Committee Bay Greenstone Belt was the subject of two separate 3 year (2000-2003) government targeted geoscience inititive ("TGI"). These TGIs are a collaboration between the Geological Survey of Canada, Canada-Nunavut Geoscience Office and university partners. The stated objective of TGI was to increase the level and cost-effectiveness of private sector exploration for mineral resources. Government work in the Committee Bay Greenstone Belt included 1:100,000 scale geologic mapping, prospecting, surficial mapping, drift prospecting, and airborne geophysics. Airborne magnetic surveys (400 meter flight line spacing) were carried out and released as total field maps in 2002. Quaternary research involved multimedia sampling for gold and base metals and this drift prospecting/sampling was carried out between 2001 and 2003.

         Committee Bay Resources Limited ("CBR") is the largest landholder in our claim area. At Three Bluffs, CBR's drilling defined gold mineralization for at least one kilometer along strike and to a depth of 320 meters from surface. A near surface high grade inferred mineral resource of 1.9 million tonnes grading
8.0 gpt gold for 487,000 ounces was defined by 49 drill holes. Using a lower cutoff grade, this inferred mineral resource is expanded to 5.1 million tonnes grading 4.0 gpt gold for 657,000 ounces. This information can be found on the CBR website.

         The government aeromagnetic survey shows a continuation of the Three Bluffs iron formation for at least three kilometers onto our Wrench properties. Government sampling in 2001 on this trend returned gold intersections from sulphide bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide banded iron formation.

         Numerous other prospective gold targets (West Plains, Four Hills, Coyote, etc) are the subject of ongoing investigation by CBR. Our properties border or are along strike of CBR's prospects.

Geologic Setting

         The Prince Albert Group ("PAG") incorporates a series of Archean aged greenstone belts that stretch approximately 600 kilometers northeast from the Aylmer Shear Zone in the south to the eastern tip of Melville Peninsula in the north. A 300 kilometers long section southwest of Committee Bay is referred to as the Committee Bay Greenstone Belt.

         The stratigraphy of the Committee Bay Greenstone Belt includes banded iron formation up to 50 meters thick, komatiite volcanic flows, basalts, intermediate to felsic tuffs, and quartz-cobble conglomerates. Deformation is recorded by major shear zones, second order faults, complex folding, and felsic intrusions. Numerous gold prospects are spread out over a 260 x 40 kilometer area including the Inuk zone in northeast Committee Bay and the Three Bluffs zone in the Hayes River area.

         The  approximate  age of the Committee Bay Greenstone  Belt ranges from
2.718 billion years to 2.732 billion year old.

         Younger plutonic intrusions include the 1830 Million year old Hudson monzogranites. Laterally continuous northeast trending quartz-feldspar porphyry dykes, 0.5 meter to 10 meter wide, are traceable for hundreds of meters in the Three Bluffs area. Age dates for these porphyry dykes are not currently available.

Prospects

         The Committee Bay Greenstone Belt is prospective for a number of mineral deposit types including banded iron formation hosted gold, shear-hosted lode gold, komatiite hosted stratiform nickel-copper (Kambalda analogy), and platinum group elements in layered igneous complexes.

         Examples of iron formation hosted gold include our Wrench properties where government sampling in 2001 returned gold intersections from sulphide bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide banded iron formation. This section of iron formation is over 6.5 kilometers long. Additional kilometer-scale segments of iron formation with anomalous gold are present further to the east within the Wrench claim block.

         Other iron formation hosted gold examples include mineralization on our Pickle properties. The iron formation here is 70-100 meters thick and traceable for 1.5 kilometers. The gold values are found in sulphide rich sections (arsenopyrite and pyrite) of the sheared oxide + silicate banded iron formation over a distance of 1.35 kilometers. In addition gold values in iron formation are also found on our NN1 and NN2 properties.

         An example of shear-hosted gold in the Committee Bay Greenstone Belt is CBR's Coyote prospect where high grade gold values were returned from intensely sheared gabbro with quartz veins, pyrite + pyrrhotite + chalcopyrite + visible gold. The hosting structure is a splay off the east-west Walker Lake Shear Zone and is a classic setting for shear-hosted gold. We have a claim on either side of the Coyote claim prospect.

         Komatiite hosted (Kabalda-style) nickel potential exists on our three EE properties (EE 1-3). These properties cover nickel values from 0.2% to 0.5% spread over 930 meters of a contact between a thick ultramafic body and sediments. The highest copper value was 0.2%. A second ultramafic/sediment contact on the western edge of the western E claim also has anomalous nickel over a similar strike length. The folded stratigraphy in the centre of the EE claim block is also prospective for gold (samples to 200 ppb).

         The Laughland Lake Anorthosite Suite ("LLAS") has good PGE potential. Rusty zones defined by sulphide gossans of up to 100 meters wide and 500 meters long have been reported in this area. Values to 185 ppb Pt, 41 ppb Pd, 1530 ppm nickel, and 1.35% copper have originated from these zones.

Work Program

         A total of CDN$1.567 million was spent on our Committee Bay Greenstone Belt 2004 program. A large portion of the expense went to establishing a re-usable base-camp into this fairly remote location. All field, office, and camp supplies, as well as fuel, were flown in. All field activities were helicopter supported.

         Between June 2004 and early September 2004, a regional, grassroots-type prospecting/mapping program was undertaken to explore all of our mineral properties in the Committee Bay Greenstone Belt. Each of our 21 properties holds significant promise of a mineral deposit. In some localities outcrop was not abundant or observed, however, many of the claim sites were selected to cover key magnetic anomalies identified from the government regional airborne survey.

         A total of 1,476 rock samples were removed and analyzed from the 21 properties. In addition, a small soil grid was established on the Wrench property and 658 soil samples were collected. Anomalous to ore grade gold was returned from sampling on several of the claim areas. Of particular note were the results from the Wrench property which cover an area adjacent to the CBR's Three Bluffs deposit and were found to hold identical structures and lithologies. Sampling along exposed banded iron formation produced high gold values of up to 100.45 gpt gold and anomalous values were returned from a 1.5 kilometer strike length of the target iron formation horizon.

         Our exploration program began in late May 2004 with a geophysical program on the Wrench property. This is covered in the "Geophysical Surveys" section.

Geophysical Surveys

Wrench Property

         An eighty six line grid was established over the Wrench Claims by Aurora Geosciences Ltd of Yellowknife, NT. Grid point control was accomplished using GPS technology. Lines were spaced every one hundred meters and in total the grid was comprised of 176.46 line kilometers. Subsequently, two geophysical surveys were undertaken. Total field magnetic surveying was carried out with readings obtained at 6.25 meter stations. Horizontal loop electromagnetic (HLEM) surveying was also undertaken. Readings for this survey were spaced at twenty five meter intervals.

         The Wrench claim group comprises five contiguous properties covering approximately 4,900 hectares. A government aeromagnetic survey confirms that the Wrench iron formation is directly connected with and along strike of CBR's Three Bluffs iron formation hosted gold deposit.

         The geophysical program served a number of purposes. The magnetics accurately traced the iron formation and delineated important structural information such as faulting and folding. The HLEM component highlighted where the conductive pyrrhotite-rich sections of the iron formation are and, in conjunction with the magnetics, may define trenching and drill targets.

         The magnetic survey outlined a strong, six kilometer long northeast-trending magnetic anomaly along the western half of the grid. In the southeastern portion of the grid, two additional strong, parallel, magnetic anomalies were recorded. The HLEM survey outlined 17 distinct conductive trends/anomalies, most of which are coincident with, or flank very strong magnetic features.

         Field verification of the magnetic anomalies indicated that the magnetic anomalies are a result of the presence of continuous banded iron formation units that underlie the grid area.

Proposed Work

         With the large assessment credit excess from the 2004 program, we have already met our expenditure commitments until 2012 for most properties (see Appendix B). However due to the gold potential and interest in the Committee Bay Greenstone Belt, further work is being planned.

         Future exploration programs will involve further geophysical surveys, mapping, prospecting, sampling, and drilling. Identifying and defining drill targets will be the primary objective.

         Three areas present themselves as likely drill targets, the Wrench prospect (gold values up to 100 gpt) which is along strike of CBR's Three Bluffs deposit; the Pickle claim IF which has the thickest intervals of sheared banded iron formation and the West claim which has the same geophysical anomalies as CBR's West Plains drill area.


Regulation

Mining in Canada

         The mining industry in Canada operates under both federal and provincial or territorial legislation governing the exploration, development, production and decommissioning of mines. Such legislation relates to the method of acquisition and ownership of mining rights, labour, health and safety standards, royalties, mining and income taxes, exports, reclamation and rehabilitation of mines, and other matters. The mining industry in Canada is also subject to legislation at both the federal and provincial or territorial levels concerning the protection of the environment. Legislation imposes high standards on the mining industry to reduce or eliminate the effects of waste generated by extraction and processing operations and subsequently deposited on the ground or emitted into the air or water. The design of mines and mills, and the conduct of extraction and processing operations, are subject to the regulatory restrictions. The exploration, construction, development and operation of a mine, mill or refinery require compliance with environmental legislation and regulatory reviews, and the obtaining of land use and other permits, water licenses and similar authorizations from various governmental agencies. Legislation is in place for lands under federal jurisdiction or located in certain provinces and territories that provide for the preparation of costly environmental impact assessment reports prior to the commencement of any mining operations. These reports require a detailed technical and scientific assessment as well as a prediction of the impact on the environment of proposed mine exploration and development.

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

         We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the development of our Canadian properties, including those with respect to mining properties. Our activities are not only subject to extensive federal, provincial and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. We will be obligated to take steps to ensure that such streams draining the property do not become contaminated as a result of our activities on the property. We are not aware of any environmental problems on the property as of the date of this Annual Report.

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

Government Requirements for Maintenance of Claims

Slave Craton

         Fees and exploration expenditures associated with the maintenance of Tahera Corporation's ground covered under the Slave Craton Agreement with Golden River Resources is the responsibility of Tahera.

Committee Bay Greenstone Belt

         The Nunavut Government has granted our interest in the 21 mineral properties in the Committee Bay Greenstone Belt described in this Report.

         To keep the 21 properties in good standing, we were required to spend a total of CDN$197,798 of qualifying assessment work by October 16, 2004. Assessment work must be filed with the Mining Recorder within 30 days of the claim's anniversary date or within 60 days of the lapsing notice date.

         A total of CDN$98,879 (CDN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the properties to lease must be made).

         In 2004 we spent a total of CDN$1,566,962 of on our properties. All assessment work was filed and the excess of CDN$1,369,164 was used to offset the expenditure requirement in following years. As a result we have already met our commitment until 2012 for most properties (see Appendix B).

Employees

         We have a Vice President Exploration who is a full time employee. We also use temporary employees in our field exploration programme. The services of our Chief Executive Officer, Joseph Gutnick and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement dated November 25, 1988 (the "Service Agreement") between us and AXIS Consultants Pty Limited ("AXIS"). AXIS also provides us with office facilities, equipment, administration and clerical in Melbourne Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

         Other than this, we rely primarily upon consultants to accomplish our exploration activities. We are not subject to a union labour contract or collective bargaining agreement.

Risk Factors

         You should carefully consider each of the following risk factors and all of the other information provided in this Annual Report before purchasing our common stock. An investment in our common stock involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations would likely suffer. Additionally, this Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. This section discusses the risk factors that might cause those differences.

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

            We have not identified any gold or other commercial mineral reserves on the properties covered by our mineral claims and we cannot guarantee we will ever find any. Also, to the extent that commercial mineral reserves have been identified by other companies on properties that are adjacent to or within the same geographic region as our exploration properties, this does not mean that we will be successful in identifying commercial mineral reserves on our properties. Even if we find a gold or other commercial minerals reserve, there is no assurance that we will be able to mine them. Even if we develop a mine, there is no assurance that we will make a profit. If we do not find gold or other commercial minerals you could loose part or all of your investment.

We Will Need Additional Financing To Determine If There Is Gold Or Other Commercial Minerals And To Maintain The Mineral Claims.

         Our success will depend on our ability to raise additional capital. We have met our legal exploration commitments on the Committee Bay Properties until 2012 and Tahera is required to fulfill the minimum exploration commitments on the Slave Properties. However, at this time, we have not found a gold deposit and further exploration is required. There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make these investments. If funds are not available in the amounts required to maintain an interest, we will be unable to proceed further on the Committee Bay Properties and Slave Properties and our operations would be severely limited, and we would be unable to reach our objective. This could cause the loss of all or part of your investment.

There Are Risks Associated With Our Agreement With Tahera

         The agreement with Tahera dated March 7, 2002 gives us rights of access to exploration data of Tahera covering gold, silver and base metal potential on properties held by Tahera or properties which are adjacent to or in the area of the Tahera properties. If during our exploration for gold, silver or base metals, we discover diamonds, Tahera retains the rights to the diamonds. Under the agreement, if we wish to conduct exploration on the properties, we need to seek access to the properties and enter into an access agreement with Tahera, suitable to Tahera, which sets out the terms of our access. Our access cannot interfere with Tahera's operations on the properties. Tahera has the sole and unfetted discretion to sell, transfer, assign, encumber, mortgage, pledge, hypothecate, allow to lapse, forfeit, surrender or in any way dispose of its interest in the properties. If Tahera were to sell, transfer or assign the properties, we would have to negotiate access with the new owners of the properties and there can be no assurance we would receive access. We undertake exploration at our sole risk. Subject to Tahera's rights, we have the right to exploit opportunities for gold, silver or base metals on the properties. We have granted Tahera a 2% net smelter return royalty.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

         The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2006 and for the years ended June 30, 2006 and 2005 and for the period July 1, 2002 (inception of exploration stage) through June 30, 2006 includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of A$32,734,000 which conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Weather Interruptions In Nunavut May Affect And Delay Our Proposed Exploration Operations.

         We can only work above ground at our mineral claims in Nunavut, Canada from late May until early October and from mid December to March of each year. Once we are able to work underground, we plan to conduct our exploration year round, however, it is possible that snow or rain could cause roads leading to our claims to be impassible. This could impair our ability to meet our objectives and may increase our costs beyond our ability, if any, to secure financing, which would adversely affect the value of your investment and our ability to carry on business.

If Our Officers And Directors Stopped Working For Us, We Would Be Adversely Impacted.

         Our Vice President Exploration is employed on a full time basis . Other than this officer, none of our other officers or directors works for us on a full-time basis. There are no proposals or definitive arrangements to compensate our officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. They each have a conflict of interest in that they are officers and directors of other companies. You must rely on their skills and experience in order for us to reach our objective. We have no employment agreements or key man life insurance policy on any of them. The loss of some or all of these officers and directors could adversely affect our ability to carry on business and could cause you to loose part or all of your investment.

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

         The acquisition of gold mineral properties is subject to substantial competition. If we must pursue alternative properties, companies with greater financial resources, larger staffs, more experience, and more equipment for exploration and development may be in a better position than us to compete for properties. We may have to undertake greater risks than more established companies in order to compete which could affect the value of your investment.

We are substantially dependent upon AXIS To Carry Out Our Activities

         We are substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal and other corporate headquarters functions. For example, each of our officers (other than Mr. Alford) is employed by AXIS and, as such, is required by AXIS to devote substantial amounts of time to the business and affairs of the other shareholders of AXIS.

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

         Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. There are presently 22,955,659 outstanding shares of our common stock held by stockholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our common stock.

Our Common Stock Is Traded Over the Counter, Which May Deprive Stockholders Of The Full Value Of Their Shares

         Our common stock is quoted via the Over The Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

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

Item 4            Submission of Matters to a Vote of Security Holders

                                 Not Applicable

                                     PART II

Item 5            Market for Common Equity and Related Stockholder Matters

         Our common stock is traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol "GORV". The trading for the common stock has been sporadic and the market for the common stock cannot be classified as an established trading market.

         The following table sets out the high and low bid information for the common stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

           Calendar Period                     High Bid(1)     Low Bid(1)
           ---------------                                     ----------

           2004
           First Quarter                           10.01            2.40
           Second Quarter                           9.50            9.50
           Third Quarter                            9.50            8.00
           Fourth Quarter                           8.00            1.50

           2005
           First Quarter                            2.50            1.01
           Second Quarter                           1.75            0.65
           Third Quarter                            1.25            1.00
           Fourth Quarter                           1.25            1.00

           2006
           First Quarter                            1.75            0.40
           Second Quarter                           0.50            0.16

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

         As of the date of this Annual Report, there are 26,711,630 shares of common stock outstanding. We have (i) 10,000,000 special warrants on issue, each of which is exercisable at any time until June 9, 2016, to acquire without the payment of further consideration one share of common stock, at which time all special warrants that have not been exercised will automatically convert into shares of common stock; and (ii) 40,000,000 warrants outstanding which expire on April 30, 2011, each of which is exercisable to purchase one share of common stock for a purchase price of A$0.20 (US$0.1542). The warrants contain a cashless exercise provision whereby the holder, at its option, may exercise the warrants by surrender and cancellation of a portion of the shares of our common stock issuable upon the exercise of the warrants based on the then current market price of our common stock. If the holder of the warrants elected to exercise the warrants pursuant to this provision, we would not receive any proceeds from the exercise of the warrants.

         To date we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

         As of August 31, 2006 the Company had approximately 130 shareholders of record.

Dividend Policy

         It is the present policy of the Board of Directors to retain earnings, when incurred, for use in our business. We have not declared any cash dividends to the holders of its Common Stock and do not intend to declare such dividends in the foreseeable future.

Transfer Agent

         Our United States Transfer Agent and Registrar is The Bank of New York.

Proposed Dual Listing on Toronto Venture Exchange

         We have lodged an application with TSX-V to dual list our shares of common stock on TSX-V. Canaccord Capital Corporation have agreed to act as sponsor for the listing and may offer to act as agent on a commercially reasonably basis, following a successful listing, to assist us in raising up to CDN$3 million in flow through financing to assist us with funding our operations.

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

Selected Financial Data

         Our selected consolidated financial data presented below for each of the years in the two-year period ended June 30, 2006, and the balance sheet data at June 30, 2005 and 2006 have been derived from consolidated financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended June 30, 2006, and Notes thereto, which are included elsewhere in this Annual Report.

Consolidated Statement of Operations Data
(in thousands, except per share data)


                               Year ended June 30


                                                                       Conv.
                                                                     Transl.
                                             2005          2006          2006
                                               A$            A$           US$

Revenues                                        -             -             -
                                ---------------------------------------------
Costs and expenses                          2,603         1,312           958
                                ---------------------------------------------
Loss from operations                       (2,603)       (1,312)         (958)

Other income (loss)                             3           (16)          (12)
                                ---------------------------------------------
Profit (loss) before income
taxes                                      (2,600)       (1,328)         (970)

Provision for income taxes                      -             -             -
                                ---------------------------------------------
Net profit (loss) from                     (2,600)       (1,328)         (970)
Continuing Operations

Net loss from                                   -             -             -
Discontinued Operations
                                ---------------------------------------------
Net profit (loss)                          (2,600)       (1,328)         (970)
                                ---------------------------------------------
                                               A$            A$           US$

Net profit (loss) per share

On continuing operations                     (.16)         (.07)         (.05)
                                    -----------------------------------------
Weighted average number
of shares outstanding (000's)              16,714        18,194        18,194
                                   ------------------------------------------
Consolidated Balance Sheet Data
--------------------------------               A$            A$           US$

Total assets                                  227         2,113         1,543
Total liabilities                           1,577           542           396
                                   ------------------------------------------

Stockholders' equity (deficit)             (1,350)        1,571         1,147
                                   ------------------------------------------

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

                    Year ended
                       June 30

                           2005             A$1.00           =     US$0.7620
                                            CDN$1.00         =     US$0.9279
                           2006             A$1.00           =     US$0.7301
                                            CDN$1.00         =     US$0.8931

The exchange rate between the A$ and US$ has moved by 4.19% between June 30, 2005 and 2006. Accordingly, a direct comparison of costs between fiscal 2005 and 2006 is not necessarily a true comparison.

Results of Operations

Year ended June 30, 2006 versus Year ended June 30, 2005

         Total costs and expenses have decreased from A$2,603,000 for the year ended June 30, 2005 to A$1,312,000 (US$958,000) for the year ended June 30, 2006. The decrease was a net result of:

         i) A decrease in exploration expenditure written off from A$1,277,000 in fiscal 2005 to A$236,000 (US$172,000) in fiscal
                  2006.  In fiscal 2006,  no field  exploration  was  undertaken during the 2006 field season due to high level of field exploration in the fiscal 2005 field season and limited funding. The costs incurred represent the salary and benefits of the Vice President Exploration and maintenance costs of the Slave and Committee Bay Properties. In fiscal 2005, we completed our summer season field program on the Committee Bay and Slave Properties. These properties are in Nunavut in an isolated area and exploration can only be undertaken between June and August each year due to ground conditions. Exploration is costly as we were required to hire and construct a temporary camp which also had to be transported by charter flight. All supplies and casual employees also needed to be transported to the temporary camp by charter flights and/or helicopter. The properties are located approximately 100 kilometers from the camp and employees are transported by helicopter daily from camp to the exploration site.

         ii) An increase in interest expense from A$44,000 in fiscal 2005 to A$113,000 (US$83,000) in fiscal 2006. During fiscal 2006, we borrowed A$1,241,000 (US$906,000) from Wilzed, a company which our President and CEO is a Director and shareholder and in May 2006, the total debt of A$2,000,000 (US$1,460,000) was repaid through the issue of shares of common stock and options. Wilzed charged us A$83,000 (US$61,000) in interest at a rate of 9.35% during fiscal 2006. AXIS provides management and geological services to us pursuant to a Service Deed dated November 25, 1988. AXIS charged us A$21,000 (US$15,000) in interest for fiscal 2006. AXIS charged interest at a rate of 9.35% during fiscal 2006. During the last quarter of fiscal 2006, we repaid all outstanding amounts including a proportion of June 2006 charges. The amount of A$20,000 (US$15,000) owing to AXIS at June 30, 2006 represents part of the charges for the month of June 2006 and is included in accounts payable and accrued expenses. For fiscal 2006, A$9,000 (US$7,000) general interest was charge on outstanding amounts payable liabilities. During fiscal 2005, we borrowed A$645,000 from Wilzed. Wilzed charged us A$31,000 in interest. Wilzed charged interest at a rate between 9.10% and 9.35% during fiscal 2005. AXIS charged interest at a rate between 10.60% and 10.85% for fiscal 2005.

         iii) A decrease in legal, accounting and professional costs from A$189,000 in fiscal 2005 to A$124,000 (US$91,000) in fiscal
                  2006. During fiscal 2006, we incurred legal expenses of A$16,000 (A$12,000) in relation to the proposed listing on the Toronto Venture Exchange; A$30,000 (US$22,000) in relation to financing documents, employment contracts and general legal work; which was reduced by A$11,000 (US$7,700) of legal expenses no longer payable in relation to an arrangement in Tibet in China; audit fees of A$59,000 (US$43,200) for professional services in relation to financial statements, the quarterly form 10-QSB's and annual Form 10-KSB; and reviewing the Form SB-2 and A$29,500 (US$21,600) from our stock transfer agent for management of the share register. During fiscal 2005, we incurred legal expenses of A$59,000 in relation to the proposed listing on Toronto Venture Exchange and A$41,000 in relation to financing documents and general legal work; audit related fees of A$56,300, being A$52,000 for the professional services in relation to the financial statements in the quarterly Form 10-QSB's and annual Form 10-KSB and $4,300 for professional services in relation to the listing application on Toronto Venture Exchange; and A$33,000 in costs from our stock transfer agent for management of the share register.

         iv) A decrease in administrative costs from A$716,000 in fiscal 2005 to A$647,000 (US$472,000) in fiscal 2006. During fiscal
                  2006, the management fee charged by AXIS to us was $120,000 (US$88,000); AXIS charged us A$349,000 (US$255,000) for
                  Director's fees and salaries incurred on behalf of the Company which relates to fees paid to independent Directors and the cost of the President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company. One independent director who resigned during the year charged the Company $4,600 (US$3,300). During fiscal year 2006, we incurred in total A$122,000 (US$89,000) in salary costs for the Chief Operating Officer. During fiscal 2005, the management fee charged by AXIS to us was A$120,000 (US$91,400); AXIS charged us A$224,000 for Director's fees and salaries incurred on behalf of the Company which relates to fees paid to independent Directors and the cost of the President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provided services to the Company. One independent Director charged the Company directly amounting to A$20,000. In fiscal 2005, The Company paid A$68,000 in insurance premiums. In November 2004, we appointed a Chief Operating Officer and we paid his salary totalling A$82,800 (US$63,100). Prior to that date, the current Chief Operating Officer had provided consulting services and we had paid him A$51,100 (US$39,000). In addition, we have paid A$35,700
                  (US$27,200) to Cannacord who have agreed to sponsor our listing on Toronto Venture Exchange.

         v) A decrease in stock based compensation from A$377,000 for fiscal 2005 to A$191,000 (US$139,000) for fiscal 2006.
                  Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options (and up to a further 500,000 options) at an exercise price of US$1.00 per option pursuant to the 2004 Stock Option Plan. Of the total 1,400,000 options issued, 350,000 vested immediately following shareholder approval, 50,000 vested on March 31, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January 27, 2006 and the balance vest on July 27, 2006. If the additional 500,000 options are granted, they will vest 250,000 immediately and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock. The options expire on October 15, 2014

                  The Company has accounted for all options issued in 2004 based upon their fair market value using the Black Scholes pricing model. There were no employee stock options issued by the Company prior to 2004 or in 2005 or 2006.

                  The Company has calculated the fair value of the options using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$575,100 (US$438,200) and has been reflected as Deferred Compensation Expense within the Shareholders Equity Statement. The gross fair value is amortised into operations over the vesting period. For fiscal 2006, the amortization amounted to A$191,000 (US$139,500).

         Accordingly, the loss from operations decreased from A$2,603,000 for the year ended June 30, 2005 to A$1,312,000 (US$958,000) for the year ended June 30, 2006.

         The net loss amounted to A$1,328,000 (US$970,000) for the year ended June 30, 2006 compared to a net loss of A$2,600,000 for the year ending June 30, 2005. The net loss per common equivalent share in 2006 was A$0.07 (US$0.05) compared with a net loss with a common equivalent share price of A$0.16 in the prior year.

Liquidity and Capital Resources


For the fiscal year 2006, net cash used in operating activities was A$1,079,000 (US$788,000) primarily consisting of amounts spent on exploration of A$352,000 (US$257,000), and administration A$665,000 (US$486,000), a decrease in receivables of A$93,000 (US$68,000), and prepayments and deposits for the exploration programme of A$28,000 (US$20,000), a decrease in accounts payable and accrued expenses of A$76,000 (US$55,000); net cash provided by financing activities was A$3,093,000(US$2,258,000) being proceeds from sale of warrants A$2,065,000 (US$1,508,000) and long-term loans from affiliates of A$1,028,000 (US$750,000).

Effective as of June 9, 2006, Golden River Resources, entered into a Subscription Agreement with RAB Special Situations Fund (Master) Limited ("RAB") pursuant to which the Company issued to RAB in a private placement transaction
(the "Private Placement") for an aggregate purchase price of A$2,000,000 (US$1,542,000): (i)10,000,000 special warrants (the "Special Warrants"), each of which is exercisable at any time to acquire, without additional consideration, one (1) share (the "Special Warrant Shares") of Common Stock, US$0.001 par value ("Common Stock"), of the Company, and (ii) warrants (the "Warrants") for the purchase of 20,000,000 shares of Common Stock, US$0.001 par value (the "Warrant Shares"), at an exercise price of A$0.20 (US$0.1542) to be exercisable until April 30, 2011.

         The Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock issuable upon exercise of the Special Warrants and the Warrants. The Company is required to prepare and file with the SEC within sixty (60) calendar days after the Closing Date (the "Filing Deadline") a registration statement at the sole expense of the Company, in respect of the Subscriber, so as to permit a public offering and resale of the Common Stock acquirable upon conversion of the Special Warrants, the Common Stock acquirable upon exercise of the Warrants and the Common Stock issued as Liquidated Damages (collectively, the "Registrable Securities") in the United States under the 1933 Act by the Subscriber as selling stockholder and not as underwriter. Golden River shall use its best efforts to cause such Registration Statement to become effective as soon as possible thereafter, and within the earlier of: (i) one hundred twenty
(120) calendar days after the Closing Date (one hundred and fifty (150) calendar days in the event the SEC shall elect to review the Registration Statement), or
(ii) five (5) calendar days of the SEC clearance to request acceleration of effectiveness (the "Effectiveness Deadline"). The Company agreed that in the event that the Registration Statement to be filed by the Company is not filed with the SEC on or before the Filing Deadline, or (ii) such Registration Statement is not declared effective by the SEC on or before the Effectiveness Deadline, then the Company shall (x) for the period commencing on the sixty first (61st) day after the Closing Date and on the first day of each month thereafter until the date that the Registration Statement is filed and (y) for the period commencing on the one hundred twenty first (121st) day after the Closing Date (the one hundred fifty first (151st) day after the Closing Date in the event the SEC shall elect to review the Registration Statement) the Company will pay to the Subscriber as liquidated damages and not as a penalty for such failure (the "Liquidated Damages"): on the first day of each month thereafter until the Registration Statement is declared effective by the SEC either: (A) a cash payment equal to 2% of the Purchase Price or (B) at the sole election of the Subscriber, shares of Common Stock equal to 2% of the number of shares of Common Stock purchased by the Subscriber.

         Once such registration statement has been filed and declared effective, the Company is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act; or (iv) 2 years from the effective date.

         The Company met the Filing Deadline. The SEC elected to review the Registration Statement and accordingly the Company has until November 9, 2006 to have the Registration Statement declared effective otherwise the Company will be required to pay Liquidated Damages. The Liquidated Damages are at the election of the Subscriber and if the Subscriber elects a cash payment, the amount is equal to A$40,000 per month or if the Subscriber elects to receive shares of Common Stock, the amount is equal to 633,400 shares of Common Stock per month.

         Management of the Company believe that the Company will meet the Effectiveness Deadline, as to which there can be no assurance.

         As of June 30, 2006 we had short-term obligations of A$542,000 (US$396,000) consisting mainly of accounts payable and accrued expenses.

         We have  A$2,016,000  (US$1,472,000)  in cash at June 30, 2006.  We are investigating the possibility of raising cash flow through money in Canada for exploration purposes. We have lodged an application with TSX-V to dual list our shares of common stock on TSX-V. Cannacord Capital Corporation, have agreed to act as sponsor for the listing and may offer to act as agent on a commercially reasonably basis, following a successful listing, to assist us in raising up to CDN$3 million in flow through financing to assist us with funding our operations.

         During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. In relation to the Committee Bay Properties, this was more than the minimum required expenditure and as a result, we do not have a legal obligation to undertake further exploration on those properties during their life. However our properties are prospective for gold and other minerals. We undertook further exploration in August 2006 (which falls in fiscal 2007) on the Slave Properties and a summary of the results is set out in Item 1 "Description of Business - Recent Exploration". The budget for the August 2006 exploration program was approximately US$300,000 and subject to the results, we may consider a drilling program in early 2007. At this stage, we have not prepared a budget for this drilling program. Our budget for general and administration for fiscal 2007 is A$0.8 million. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

Cautionary "Safe Harbour" Statement under the United States Private Securities Litigation Reform Act of 1995.

         Certain information contained in this Form 10-KSB are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-KSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of gold prices and movements in foreign exchange rates.

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

         At June 30, 2006, the Company had no outstanding borrowings under Loan Facilities.

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

(c) Other.

                  We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                  In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended June 30, 2008 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

                                    PART III

Item 9.           Directors and Executive Officers of the Registrant

         The following table sets forth our directors and officers, their ages and all offices and positions with our company. Officers and other employees serve at the will of the Board of Directors.


Name                 Age         Position(s) Held

Joseph Gutnick       54          Chairman of the Board, President, Chief
                                 Executive Officer and Director

David Tyrwhitt       68          Director

Peter Lee            48          Director, Secretary, Chief Financial Officer
                                 and Principal Accounting Officer

Mordechai Gutnick    28          Director

Craig Alford         44          Vice President Exploration

Joseph Gutnick

         Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since March, 1988. He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently a Director of Astro Diamond Mines N.L., Great Gold Mines N.L., and Quantum Resources Limited and President and CEO of Legend International Holdings Inc, a US corporation listed on the OTC market. Mr. Gutnick was previously Executive Chairman of Tahera Diamond Corporation, a company that is listed on Toronto Stock Exchange from May 2000 to October 2003 and has previously been a Director of the World Gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt

         Dr Tyrwhitt was appointed a Director in November 1996. He is a geologist, holding a Bachelor of Science and PhD degrees and has 40 years experience in mineral exploration and management development and operation of gold mines in Australia. Since 1996, Mr. Tyrwhitt has served as a consulting geologist through David S. Tyrwhitt & Associates (June 2002 to present) and Auminex Sdn. Bhd. (1996 to June 2002). Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Astro Diamond Mines N.L., Great Gold Mines N.L., and Quantum Resources Limited listed on the Australian Stock Exchange and Legend International Holdings Inc, a US corporation listed on the OTC market.

Peter Lee

         Mr Lee has been Chief Financial Officer and Principal Accounting Officer since August 1989 and was appointed a Director in February 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 25 years commercial experience and is currently General Manager Corporate and Company Secretary of several listed public companies in Australia and CFO and Secretary of Legend International Holdings Inc, a US corporation listed on the OTC market.

Mordechai Gutnick

         On September 14, 2005, Mr Gutnick was elected a non-executive Director. He is a businessman and long-term investor in the mining industry. From April 2001 to June 2002, Mr. Gutnick served as a project advisor for AXIS, which provides services to the Company; from July 2002 to April 2003, Mr. Gutnick was a private investor; and since May 2003, Mr. Gutnick has served as a non-executive director of the following companies: Astro Diamond Mines N.L.' Great Gold Mines N.L.; and Quantum Resources Limited. Mr Gutnick has been appointed to the Audit and Remuneration Committee's, effective September 14, 2005. Mr Mordechai Gutnick is the son of Mr Joseph Gutnick.

Craig Alford

         In April 2004 the Company appointed Mr. Craig Alford as Vice President Exploration. From February 1996 through February 2002, Mr. Alford served as senior project geologist for Teck Cominco, from February 2002 through January 2003, Mr. Alford served as manager of All-Tech Services; and from January 2003 through April 2004, Mr. Alford was employed as a geologist for Cabra Consulting. Mr. Alford has over 20 years of experience in the exploration business including 5 years as Senior Geologist to District Manager for Teck Cominco's exploration programs in Kyrgyzstan, Argentina and Chile. Most recently Mr. Alford participated in various successful exploration programs within Canada and the former Soviet Union, including as a Geologic Consultant for Placer Dome, one of the world's largest gold mining companies. Mr. Alford has worked in exploration for several major and junior mining companies including Falconbridge, Golden Star Resources, Granges, and Homestake Minerals. In addition, he has worked with the Geologic Survey of Canada.

         Mr. Alford holds a Masters degree with Commendation in Geology from Lakehead University. He has extensive exploration experience in many commodities, including gold, silver, copper, lead, zinc, oil, and diamonds. Mr. Alford's exploration experience is throughout Canada and several other countries including Venezuela, Guyana, Chile, Argentina, Suriname, and Kyrgyzstan.

         Mr. Alford is responsible for overseeing Golden River Resources' gold exploration in the Slave Craton and on the Committee Bay Greenstone Belt in Canada. He will also be actively involved in continuing Golden River Resources' strategy of acquiring high potential, early-stage gold properties worldwide.

         All Directors have been appointed for a one-year term which expires in March 2007.

Board, Audit Committee and Remuneration Committee Meetings

         Our Board of Directors consists of four members, of whom two have been, and continue to be, independent under applicable regulations. During fiscal 2006, our Board of Directors met four times. The Board of Directors also uses resolutions in writing to deal with certain matters, and during fiscal 2006, five resolutions in writing were signed by all Directors.

         We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board's practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons. The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not directors, officers, or employees of Golden River Resources on the same basis as candidates proposed by any other person.

Audit Committee

         Dr David Tyrwhitt and Mr. Mordechai Gutnick constitute our Audit Committee. It is the opinion of the Board of Directors that each of them is an independent director as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Mr Tyrwhitt would meet the director independence requirements of the Nasdaq Stock Market if we were listed on such Market, but that Mr. Mordechai Gutnick would not meet such Nasdaq independence requirements in light of his family relationship with Mr. Joseph Gutnick who is our Chief Executive Officer. Our Audit Committee does not include a "financial expert" as defined in Item 401 (e) of Regulation S-B. The Company only has two independent Directors and neither of these independent Directors has a finance background. The Audit Committee met twice during fiscal 2006 and the Chair of the Audit Committee met with the external auditors on three occasions during fiscal 2006 in respect to quarterly reports prior to the reports being filed.

Remuneration Committee

         The Board has a Remuneration Committee comprised of two independent directors. During fiscal 2006, the Remuneration Committee did not meet.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2006 all such filing requirements were complied with in a timely manner by all Directors and executive officers

Item 10. Executive Compensation.

         The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended June 30, 2006, 2005 and 2004. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

                                                  Annual Compensation               Long Term Compensation Awards
                                                                                                    Securities
                                                                   Other Annual      Restricted     Underlying
Name and Principal Position            Year         Salary         Compensation     Stock Awards      Options
                                       ----         ------         ------------     ------------    ------------
Joseph Gutnick, Chairman
of the Board and CEO                   2006       $95,000(1)(2)         $19,281(3)       --          500,000(4)
                                       2005       $91,667(1)(2)         $18,935(3)       --          500,000(4)
                                       2004       $76,000(1)(2)         $16,484(3)       --               --
Craig Alford, Vice President
Exploration                            2006         CDN$120,000         CDN$13,750       --          150,000(7)
                                       2005         CDN$120,000          CDN$3,722       --          150,000(7)
Pini Althaus, Chief Operating
Officer (resigned April 2006)          2006           US$82,500                 --       --               --
                                       2005       US$110,000(5)                 --       --          250,000(6)
--------------------------------------------------------


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

4. Includes 166,667 options that vested upon grant, 166,667 options that vested on January 27, 2005 and 166,667 options that vested on July 27, 2006.

5. Mr Althaus was a consultant for the period to October 2004 and at that time was appointed as an employee. The salary disclosed includes the consulting fees for the period July to October 2004 and the salary for the period November 2004 to June 2005.

6. Includes 250,000 options that are vested. Mr Althaus resigned on April 4, 2006 and the options expired on July 4, 2006.

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

Aggregated Option Exercises in Fiscal 2006 and Fiscal 2006 Year-End Option
Values

The persons listed in the following table did not exercise any options in 2006.



                                                Number of Shares of
                                                       Common
                                                  Stock Underlying           Value of Unexercised
                                                     Unexercised                 In-The-Money
                                              Options at June 30, 2006    Options at June 30, 2006(1)
                                              ------------------------    ---------------------------
                   Name                     Exercisable   Unexercisable   Exercisable  Unexercisable
-------------------------------------------------------------------------------------------------------
Joseph Gutnick                                  333,334        166,666       US$55,333     US$27,666
Pini Althaus*                                   250,000             --       US$41,500            --
Craig Alford                                    150,000             --       US$24,900            --

(1) Based on US$0.166 per share, the June 30, 2006 closing price reported on the OTC Bulletin Board. * Mr Althaus resigned on April 4, 2006 and the options expired on July 4, 2006.

2004 Stock Option Plan

         The 2004 Plan provides for the granting of options. The maximum number of shares available for awards is 10% of the issued and outstanding shares of common stock on issue at any time. If an option expires or is cancelled without having been fully exercised or vested, the remaining shares will generally be available for grants of other awards.

         The 2004 Plan is administered by the Remuneration Committee of the Board comprised solely of directors who are not employees or consultants to Golden River Resources or any of its affiliated entities.

         Any employee, director, officer, consultant of or to Golden River Resources or an affiliated entity (including a company that becomes an affiliated entity after the adoption of the 2004 Plan) is eligible to participate in the 2004 Plan if the Committee, in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the success of Golden River Resources or an affiliated entity. During any one year period, no participant is eligible to be granted options to purchase more than 5% shares of our issued and outstanding common stock or if they provide investor relations activities, or are a consultant to the Company, 2% of the issued and outstanding shares of common stock in any 12 month period.

         Options granted under the 2004 Plan are to purchase Golden River Resources common stock. The term of each option will be fixed by the Remuneration Committee, but no option will be exercisable more than 10 years after the date of grant. The option exercise price is fixed by the Remuneration Committee at the time the option is granted. The exercise price must be paid in cash. Options granted to participants vest and have a term of 10 years.

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

         Options to purchase the following shares of common stock have been issued (or agreed to be issued) as follows:-

Name                Quantity               Exercise Price
----                --------               --------------
J. I. Gutnick       500,000                    US$1.00
P.J. Lee            250,000                    US$1.00
D S Tyrwhitt         50,000                    US$1.00
P L Ehrlich *        50,000                    US$1.00
P. Althaus **       750,000                    US$1.00
C. Alford           150,000                    US$1.00
E Flood             150,000                    US$1.00

* as a result of Mr. Ehrlich's resignation in September 2005, the options are relinguished.

** tranche 1 of 250,000 options issued. Mr. Althaus resigned on April 4, 2006 and the options expired on July 4, 2006.

         None of the proposed recipients have received any stock options or other equity based forms of compensation from us for at least the last three years.

         Other than the issue of these Options, there are no other current plans or arrangements to grant any options under the 2004 Plan.

Compensation Pursuant to Plans

         The Company does not have any pension or profit sharing plans. The Company's Vice President Exploration and temporary staff employed in the exploration programme in Canada are subject to Canadian requirements for contributions to pension plans. At June 30, 2006, the Company has an obligation to pay A$13,570. Contributions to employee benefit or health plans during the year ended June 30, 2006 were A$8,528.

Compensation to Directors

         It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings. Independent Directors are paid Directors fees of A$20,000 per annum.

Securities authorized for issuance under equity compensation plans

         The following table sets forth, as of June 30, 2006, information regarding options under our 2004 stock option plan, our only active plan. The 2004 stock option plan has been approved by our stockholders. Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

                                                                               Number of securities
                                                                             remaining available for
                                                                              future issuances under
                         Number of securities to       Weighted average     equity compensation plans
                         be issued upon exercise      Exercise price of       (excluding securities
                         of outstanding options      outstanding options     reflected in column (a)
Plan Category                     (a)                        (b)                       (c)
------------------------- ------------------------- ----------------------- ---------------------------
Equity compensation
plans approved by
security holders                1,350,000(1)               US$1.00                1,321,413(1)

Equity compensation
plans not approved
by security holders                  -                        -                         -
                          ------------------------- ----------------------- ---------------------------

   Total                        1,350,000(1)               US$1.00                1,321,413(2)
------------------------- =========================                         ===========================

(1) On July 4, 2006, 250,000 were cancelled following the resignation of the Chief Operating Officer. As a result, a further 250,000 options are available for future grants.

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

         Mr. Alford is responsible for overseeing Golden River Resources' gold exploration on the Committee Bay Greenstone Belt and in the Slave Craton in Nunavut, Canada. He will also be actively involved in continuing Golden River Resources' strategy of acquiring high potential, early-stage gold properties worldwide.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of June 30, 2006.

------------------------ --------------------------------- ------------------------ ---------------
Title of                 Name and Address                  Amount and nature of     Percentage
Class                    of Beneficial Owner*              Beneficial Owner         of class
------------------------ --------------------------------- ------------------------ ---------------
Shares of common stock   Joseph and Stera Gutnick              41,200,224(2)(3)(4)       87.3
                                                                         (5)(6)(7)
------------------------ --------------------------------- ------------------------ ---------------
Shares of common stock   RAB Special Situations (Master)       31,670,000  (9)(13)       55.8
                         Fund Limited
                         1 Adam Street
                         London WC2N 6LE
                         United Kingdom
------------------------ --------------------------------- ------------------------ ---------------
Shares of common stock   David Stuart Tyrwhitt                     50,000(2)(3)(8)        **
------------------------ --------------------------------- ------------------------ ---------------
Shares of common stock   Mordechai Zev Gutnick                          -  (3)(10)
------------------------ --------------------------------- ------------------------ ---------------
Shares of common stock   Peter James Lee                          250,000(2)(3)(8)        **
------------------------ --------------------------------- ------------------------ ---------------
Shares of common stock   Craig Alford                             150,000  (3)(11)        **
------------------------ --------------------------------- ------------------------ ---------------
                         All officers and Directors            41,650,224     (12)       87.3
                         as a group
------------------------ --------------------------------- ------------------------ ---------------
*        Unless  otherwise  indicated,  the address of each person is c/o Golden
         River Resources  Corporation,  Level 8, 580 St. Kilda Road,  Melbourne,
         Victoria 3004 Australia

**       less than 1%

Notes:

(3)      Based on 26,711,630 shares outstanding as of June 30, 2006.

(4)      Does not include:

         (i) 8,949 shares of Common Stock beneficially owned by Great Gold Mines NL or

         (ii) 1,918 shares of Common Stock beneficially owned by Quantum Resources Limited or

         (iii) 229,489 shares of Common Stock beneficially owned by AXIS,

         of which companies Messrs JI Gutnick, Lee, and Dr. Tyrwhitt are officers and/or Directors, as they disclaim beneficial ownership of those shares.

(5)      Does not include 2,500 shares of Common Stock beneficially owned by us.

(6) Includes 5,394,590 shares of Common Stock owned by Edensor Nominees Pty Ltd., 1,753,984 shares of Common Stock owned by Kerisridge Pty Ltd., 1,500,000 shares of Common Stock owned by Surfer Holdings Pty Ltd, 30,000,000 shares of Common Stock owned by Fast Knight Nominees Pty Ltd (including 20,000,000 shares issuable upon exercise of warrants at an exercise price of US$0.1542 per share), 2,000,000 shares of Common Stock owned by Kalycorp Pty Ltd and 26,000 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(7) Includes 500,000 shares issuable upon exercise of stock options owned by Mr. Gutnick.

(6) Joseph Gutnick is the beneficial owner of 25,650 shares of Common Stock that are registered in his own name.

(7)      Joseph Gutnick and Stera Gutnick are husband and wife.

(8) Issuable upon exercise of stock options of which 66.6% are vested and the remaining 33.4% will vest on July 27, 2006.

(9) RAB owns 1,670,000 shares of common stock and warrants exercisable to acquire an additional 30,000,000 shares of common stock, including
         10,000,000 shares of common stock issuable upon exercise of Special Warrants, without the payment of any additional consideration and 20,000,000 shares of common stock issuable upon exercise of Warrants with an exercise price of US$0.1542 per share. Notwithstanding anything contained therein to the contrary, the Special Warrants and Warrants are not exercisable by the holder, in whole or in part, and the Company shall not give effect to any such exercise of the Special Warrants and Warrants, if, after giving effect to such exercise, the holder, together with any affiliate of the holder (including any person or company acting jointly or in concert with the holder) would in the aggregate beneficially own, or exercise control or direction over that number of voting securities of the Company which is 9.99% or greater of the total issued and outstanding voting securities of the Company, immediately after giving effect to such exercise; provided, however, that upon a holder of the Special Warrants or Warrants providing the Company with sixty-one (61) days notice that such holder would like to waive this limitation with regard to any or all shares of common stock issuable upon exercise of the Special Warrants or Warrants, this limitation will be of no force or effect with regard to all or a portion of the Special Warrant or Warrants referenced in the waiver notice.

(10)     Does not include:

         (i) 8,949 shares of Common Stock beneficially owned by Great Gold Mines N.L. or

         (ii) 1,918 shares of Common Stock beneficially owned by Quantum Resources Limited of which companies Mr MZ Gutnick is a Director as he disclaims beneficial ownership of these shares.

(11)     Includes 150,000 stock options which are exercisable.

(12) Includes 800,000 shares that are issuable upon exercise of stock options, of which 533,333 are vested, and the remaining 266,667 will vest on July 27, 2006.

(13) RAB is organized under the laws of the Cayman Islands. Phillip Richards has sole investment and voting control over the securities owned by RAB.

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

         In accordance with the Service Agreement AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%. The Company paid AXIS A$825,939 (being A$529,175 in respect to the current year and A$296,764 being the amount owing at June 30,
2005) in respect of the Service Agreement for the fiscal year ended June 30, 2006 and A$487,535 (being A$383,535 in respect to the 2005 and A$104,000 in respect to the 2004 year) in respect of the Service Agreement for the fiscal year ended June 30, 2005.

         During 2006, AXIS loaned the Company A$108,000 and A$249,500 during 2005. At June 30, 2005 and 2006, the Company owed AXIS A$296,764 and A$20,450 respectively for services provided in accordance with the Service Agreement. During fiscal 2005 and 2006, AXIS Consultants charged interest of A$13,879 and A$21,019 respectively on outstanding balances. AXIS charged interest rates between 10.60% and 10.85% for fiscal 2005 and 9.35% for fiscal 2006. The amount owing to AXIS at June 30, 2006 is included within accounts payable and accrued expenses.

         Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities. During the 2005 fiscal year, Wilzed loaned A$644,633 and charged A$31,235 in interest. We repaid $396. At June 30, 2005, the Company owed Wilzed A$675,472. Wilzed charged interest during fiscal 2005 at rates between 9.10% and 9.35%. During the 2006 fiscal year, Wilzed loaned A$1,241,836 and charged A$83,243 in interest and we repaid $550. Wilzed charged interest during fiscal 2006 at the rate of 9.35%. In May, 2006, we agreed to issue to Fast Knight Nominees up to 10 million shares of common stock at an issue price of A$0.20 (US$0.1542) and 20 million options with an exercise price of A$0.20 per share with a latest expiry date of April 30, 2011, as repayment of A$2 million in loans from Wilzed to the Company. Wilzed agreed to accept the shares and options as satisfaction of the loan and instructed us to issue the shares and options to Fast Knight Nominees, a company that is also associated with Mr. Gutnick.

         Mr Joseph Gutnick, the President of the Company, advanced us the initial deposit to open a US Dollar bank account. The amount of A$1,329 (US$1,000) was repaid in July, 2006.

         Kerisridge Pty Ltd, a company associated with our President, Mr J I Gutnick, loaned us A$2,273,186 in March 2004 for the purpose of repaying our long term debt. On March 31, 2004, Kerisridge agreed to convert all of the debt we owed to it into common stock and warrants in us. We issued 1,753,984 shares of common stock and 1,753,984 warrants exercisable at US$1.30 and at any time up to March 31, 2006 in full repayment of the amount owing to Kerisridge. Kerisridge did not exercise the warrants prior to the expiry date.

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


(b)      Exhibits

         The  Exhibits  to this  Annual  Report on Form 10-KSB are listed in the
Exhibit Index at page 45 of this Annual Report.

(c)      Form 8-K

         Not Applicable

Item 14. Principal Accounting Fees and Services

         The following table shows the audit fees we were billed by PKF for fiscal 2006 and 2005.

                                                 2006                    2005
                                                 ----                    ----

Audit fees                                   A$45,494                A$52,061
Audit related fees*                            13,697                   4,308
Tax fees                                            -                       -
                                   ------------------     -------------------
Total                                        A$59,191                A$56,369
                                   ==================     ===================

* in 2006 the audit-related services relate to work on the Form SB-2 Registration Statement and in 2005 the audit-related services relate to work on the proposed listing on Toronto Venture Exchange.

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


                       GOLDEN RIVER RESOURCES CORPORATION.

                                (Registrant)


                                By:      Peter J Lee
                                ----------------------------------
                                         Peter J Lee
                                         Director, Secretary,
                                         Chief Financial Officer
                                         and Principal Financial
                                         and Accounting Officer



Dated: September 27, 2006

                           FORM 10-KSB Signature Page


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                 Date

         Joseph Gutnick
1.       --------------------------------   Chairman of the Board,
         Joseph Gutnick                     President and Chief Executive
                                            Officer (Principal Executive
                                            Officer), and Director.          September 27, 2006


         David Tyrwhitt
2.       --------------------------------   Director.                        September 27, 2006
         David Tyrwhitt

         Peter Lee
3.       --------------------------------   Director, Secretary,
         Peter Lee                          Chief Financial Officer and
                                            Principal Financial and
                                            Accounting Officer.              September 27, 2006


         Mordechai Gutnick
4.       --------------------------------   Director                         September 27, 2006
         Mordechai Gutnick



                                  EXHIBIT INDEX
Incorporated by Exhibit
Reference to:              No               Exhibit



(1)         Exhibit 3.1        3.1         Certificates of Incorporation of the Registrant
(1)         Exhibit 3.2        3.2         By-laws of the Registrant
(2)         Exhibit A          3.3         Amendment to Certificate of Incorporation dated July 17, 1999
(3)                            3.4         Amendment to Certificate of  Incorporation  dated October 17,
                                           2000
                               3.5         Amendment to Certificate of Incorporation dated April 6, 2005
(9)         Exhibit 3.1        3.6         Amendment to  Certificate  of  Incorporation  dated March 10,
                                           2006
(4)         99.3               4.1         Warrant to purchase 1,670,000 shares of common stock
(4)         99.4               4.2         Warrant to purchase 1,783,984 shares of common stock
(5)         Exhibit 10.5       10.4        Service  Agreement  dated  November 25, 1988,  by and between the Registrant and AWI Administration Services Pty Limited
(6)         Exhibit 10.6       10.5        Agreement with Tahera Corporation
(4)         Exhibit            10.6        Subscription Agreement with RAB Special Solutions LP
(7)                            10.7        Employment Agreement between the Registrant and C. Alford
(8)                            10.8        Employment Agreement between the Registrant and P Althaus.
(7)                            10.9        Sponsorship Agreement with Canaccord Capital
(10)        Exhibit 99.2       10.10       Subscription  Agreement with RAB Special  Solutions  (Master)
                                           Fund Limited
(10)        Exhibit 99.3       10.11       Special Warrant
(10)        Exhibit 99.4       10.12       Warrant
            *                  21          List of Subsidiaries as at June 30, 2006.
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

         *Filed herewith


         Financial Statements for the years ended June 30, 2005 and 2006.
         Golden River Resources Corporation
         Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2005 and Audited Consolidated Financial Statements for the Company for the year ended June 30, 2006.


(1)      Registrant's Registration Statement on Form S-1 (File No. 33-14784).

(2)      Registrant's Definitive Information Statement dated August 11, 1999.

(3)      Registrant's Definitive Information Statement dated October 17, 2000.

(4)      Registrant's Form 8-K filed on April 8, 2004.

(5) Registrant's Annual report on Form 10-K for the fiscal year ended June 27, 1989.

(8) Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(9)      Registrant's  Annual  Report on Form 10-KSB for the year ended June 30,
         2004.

(10)     Registrant's  Annual  Report on Form 10-KSB for the year ended June 30,
         2006.

(11) Registrant's Quarterly Report on Form 10-OSB for the quarter ended March 31, 2006.

(12)     Registrant's Current Report on Form 8-K filed on June 15, 2006.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)


                        Consolidated Financial Statements

                             June 30, 2006 and 2005

         (with Report of Independent Registered Public Accounting Firm)

CONTENTS


                                                                      Page


Report of Independent Registered Public Accounting Firm                F-2
Consolidated Balance Sheet                                             F-3
Consolidated Statements of Operations                                  F-4
Consolidated Statements of Stockholders' Equity (Deficit)              F-5
Consolidated Statements of Cash Flows                                  F-6
Notes to Consolidated Financial Statements                      F-7 - F-15

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of Golden River Resources Corporation.

We have audited the accompanying consolidated balance sheet of Golden River Resources Corporation. and Subsidiaries (An Exploration Stage Company) as of June 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2006 and 2005 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden River Resources Corporation and Subsidiaries at June 30, 2006, and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at June 30, 2006 the Company had not yet commenced revenue producing operations and had a retained deficit of A$32,734,000 (US$23,899,000). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.






New York, NY                           PKF
September 11, 2006                     Certified Public Accountants
                                       A Professional Corporation

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2006


                                                                   Convenience
                                                                   Translation
                                                         A$000's      US$000's
                                                          2006            2006
ASSETS

Current Assets:
Cash                                                        2,016         1,471
Receivables                                                    33            25
Prepayments and Deposits                                       54            40
                                                          ---------------------
Total Current Assets                                        2,103         1,536
                                                          ---------------------

Non Current Assets:
Property and Equipment, net                                    10             7
                                                          ---------------------
Total Non Current Assets                                       10             7
                                                          ---------------------
Total Assets                                                2,113         1,543
                                                          =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                         541           395
Short-Term Affiliate                                            1             1
                                                          ---------------------
Total Current Liabilities                                     542           396
                                                          ---------------------
Total Liabilities                                             542           396
                                                          ---------------------

Commitments and Contingencies (note 7)
Stockholders' Equity:
Common stock: $.0001 par value
100,000,000 shares authorised,
26,714,130 shares issued                                        3             2
Less Treasury Stock, at Cost, 2,500 shares                    (20)          (15)
Additional Paid-in-Capital                                 34,333        25,157
Other Comprehensive loss                                      (11)           (8)
Retained Deficit during exploration stage                  (6,332)       (4,623)
Retained Deficit prior to exploration                     (26,402)      (19,276)
                                                          ---------------------
Total Stockholders' Equity                                  1,571         1,147
                                                          ---------------------

Total Liabilities and Stockholders' Equity                  2,113         1,543
                                                          =====================

See Notes to Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                   For the years ended June 30, 2005 and 2006
                   and for the cumulative period July 1, 2002
             (inception of exploration activities) to June 30, 2006


                                                                                                Convenience    July 1, 2002
                                                                                                Translation     to June 30,
                                                               A$000's           A$000's           US$000's            2006
                                                                  2005              2006               2006         A$000's
                                                                  ----              ----               ----         -------

Revenues                                                            $-                $-                 $-              $-
                                                         -------------- ----------------- ------------------ ---------------

Cost and expenses

Stock Based Compensation                                           377               191                139             568
Exploration Expenditure                                          1,277               236                172           2,662
Loss on disposal of equipment                                        -                 1                  1               1
Interest Expense net                                                44               113                 83             412
Legal, Accounting and Professional                                 189               124                 91             487
Administrative                                                     716               647                472           2,189
                                                         -------------- ----------------- ------------------ ---------------

                                                                 2,603             1,312                958           6,319
                                                         -------------- ----------------- ------------------ ---------------

(Loss) from Operations                                          (2,603)           (1,312)              (958)         (6,319)
Foreign Currency Exchange Gain (Loss)                                3               (16)               (12)            (13)
                                                         -------------- ----------------- ------------------ ---------------

(Loss) before Income Tax                                        (2,600)           (1,328)              (970)         (6,332)
Provision for Income Tax                                             -                 -                  -               -
                                                         -------------- ----------------- ------------------ ---------------

Net (Loss)                                                      (2,600)           (1,328)              (970)         (6,332)
                                                         ============== ================= ================== ===============
Basic net (Loss) per Common Equivalent Shares                   $(0.16)            (0.07)             (0.05)          (0.50)
                                                         ============== ================= ================== ===============
Weighted Number of Common Equivalent
Shares Outstanding (000's)                                      16,714            18,194             18,194          12,665
                                                         ============== ================= ================== ===============

See Notes to Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                             June 30, 2005 and 2006
                   and for the cumulative period July 1, 2002
             (inception of exploration activities) to June 30, 2006

                                                                          Retained     Retained
                                                                           Earnings    Earnings
                                                                           (Deficit)  (Deficit)           Other
                                                Common TreasuryAdditional(during the  (prior to  DeferredCompre-
                                                 Stock Stock,   Paid-in   Exploration Exploration Compen-hensive
                                         Shares Amount  at Cost Capital     stage)      stage)    sation  Loss   Total
                                         -------------------------------------------------------------------------------
                                           000'sA$000's A$000's   A$000's     A$000's     A$000's A$000'sA$000's A$000's

Balance June 30, 2002                     6,347     $1    $(20)  $25,175           -    $(26,402)      -      - $(1,246)
Net loss                                      -      -       -         -        (681)          -       -      -    (681)
                                         -------------------------------------------------------------------------------

Balance June 30, 2003                     6,347     $1    $(20)  $25,175       $(681)   $(26,402)      -      - $(1,927)

Issuance of 1,753,984 shares and warrants
 in lieu of debt repayment                1,754      -       -     2,273           -           -       -      -   2,273
Sale of 1,670,000 shares and warrants     1,670      -       -     2,253           -           -       -      -   2,253
Issuance of 6,943,057 shares on cashless
 exercise of options                      6,943      1       -        (1)          -           -       -      -       -
Net unrealised loss on foreign exchange       -      -       -         -           -           -       -     (9)     (9)
Net (loss)                                    -      -       -         -     $(1,723)          -       -      -  (1,723)
                                         -------------------------------------------------------------------------------
Balance June 30, 2004                    16,714     $2    $(20)  $29,700     $(2,404)   $(26,402)      -     (9)   $867

Issuance of 1,400,000 options under 2004
 stock option plan                            -      -       -       575           -           -    (575)     -       -

Amortisation of 1,400,000 options under
 2004 stock option plan                       -      -       -         -           -           -     377      -     377

Net unrealised gain on foreign exchange       -      -       -         -           -           -       -      6       6

Net(loss)                                     -      -       -         -      (2,600)         (0)      -      -  (2,600)
                                         -------------------------------------------------------------------------------

Balance June 30, 2005                    16,714     $2    $(20)   30,275     $(5,004)    (26,402)   (198)    (3) (1,350)

To eliminate deferred compensation
 against Paid-In Capital                      -      -       -      (198)          -           -     198      -       -

Issuance of 10,000,000 shares and
 20,000,000 options in lieu of debt
 repayment                               10,000      1       -     1,999           -           -       -      -   2,000

Sale of 20,000,000 normal warrants            -      -       -       997           -           -       -      -     997

Sale of 10,000,000 special warrants           -      -       -     1,069           -           -       -      -   1,069

Amortisation of 1,400,000 options under
 2004 stock option plan                       -      -       -       191           -           -       -      -     191

Net unrealised loss on foreign exchange       -      -       -         -           -           -       -     (8)     (8)

Net (loss)                                    -      -       -         -      (1,328)          -       -      -  (1,328)
                                         -------------------------------------------------------------------------------
Balance June 30, 2006                    26,714     $3    $(20)  $34,333     $(6,332)   $(26,402)     $-   $(11) $1,571
                                         -------------------------------------------------------------------------------

See Notes to Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 2005 and 2006
                   and for the cumulative period July 1, 2002
             (inception of exploration activities) to June 30, 2006


                                                                                                 Convenience     July 1, 2002
                                                                                                 Translation      to June 30,
                                                                    A$000's       A$000's           US$000's             2006
                                                                       2005          2006               2006          A$000's
                                                                       ----          ----               ----          -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                         $(2,600)       (1,328)               (970)           (6,332)
Adjustments to reconcile net (loss) to net cash (used) in
operating activities:
Foreign Exchange                                                         6             4                   3                 1
Depreciation of plant and equipment                                      9             8                   6                18
Stock based compensation                                               377           191                 139               568
Accrued interest added to principal                                     50             -                   -               184
Net Change In :
Receivables                                                            (39)           93                  68               (33)
Staking Deposit                                                          -             -                   -               23
Prepayments and Deposits                                               159            28                  20               (54)
Accounts Payable and Accrued Expenses                                  110           (76)                (55)              80
Short-Term Advance - Affiliates                                       (104)            1                   1               (35)
                                                            ---------------- ------------- ------------------ ----------------


Net Cash used in Operating Activities                               (2,032)       (1,079)               (788)           (5,580)
                                                            ---------------- ------------- ------------------ ----------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Property and Equipment                                      (6)            -                   -               (27)
                                                            ---------------- ------------- ------------------ ----------------

Net Cash used in Investing Activities                                   (6)            -                   -               (27)
                                                            ---------------- ------------- ------------------ ----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net borrowing (repayments) from Affiliates                             922         1,028                 750             1,031
Sale of Warrants (net)                                                   -         2,065               1,508             4,318
Proceeds from loan payable                                               -             -                   -             2,273
                                                            ---------------- ------------- ------------------ ----------------

Net Cash Provided by Financing Activities                              922         3,093               2,258             7,622
                                                            ---------------- ------------- ------------------ ----------------

Net Increase (Decrease) in Cash                                     (1,116)        2,014               1,470             2,015
Cash at Beginning of Year                                            1,118             2                   1                 1
                                                            ---------------- ------------- ------------------ ----------------

Cash at End of Year                                                      2         2,016               1,471             2,016
                                                            ================ ============= ================== ================

Supplemental Disclosures
Interest Paid                                                            -           104                  76               359

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                                   -         2,000               1,460             4,273
Stock Options recorded as Deferred Compensation
                                                                      $575             -                   -               575

See Notes to Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

(1) ORGANIZATION AND BUSINESS

                Golden River Resources Corporation. ("Golden River Resources" or the "Company") is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are Joseph and Stera Gutnick, Australian residents who own 79.36% of Golden River Resources as of June 30, 2006. During fiscal 1998, Golden River Resources incorporated a subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com has not traded since incorporation. On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Bay International Pty Ltd, (now known as Bay Resources (Asia) Pty Ltd), a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation ("Golden Bull") (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull is the vehicle that will be used by the Company to undertake exploration activities for gold on the Committee Bay Properties in Canada.

                During the 2002 fiscal year, Golden River Resources expanded its gold exploration business by entering into an agreement to explore for gold on extensive property interests in northern Canada held by Tahera Corporation; and making application via a new 100% owned subsidiary,
       Golden Bull Resources Corporation, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada.

                Golden River Resources originally applied for 29 claims totaling 71,694 acres in the Committee Bay Greenstone Belt in central Nunavut, Canada. These claims were recorded on October 16, 2002. From the original area, Golden River Resources retained a total of 49,439.48 acres on 21 claims. To keep the claims in good standing, Golden River Resources needed to spend a total of CN$197,798 of assessment work was required to be completed by the anniversary date of October 16, 2004. A total of CDN$98,879 is required in each subsequent year up to 2012 (at which point a decision to bring the claims to lease must be made). Golden River Resources spent more than the minimum requirement and the excess spent can be used to offset the expenditure requirements in following years. As a result, Golden River Resources has already met its commitment until 2012.

                The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Golden River Resources as a going concern. However, Golden River Resources is an exploration stage company which has not yet commenced revenue producing operations and has sustained recurring losses since inception.

                In addition, Golden River Resources has historically relied on loans and advances from corporations affiliated with the President of Golden River Resources and fund raising through the sale of equity instruments.

                The Company's ability to continue operations through fiscal 2007 is dependent upon future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

                The Company raised A$2,253,000 in April 2004 through the issuance of shares under a Private Placement and has used that funding to commence exploration activity in Canada and A$2,065,000 in June 2006 through the issuance of normal and special warrants under a private placement and will use the funds to continue exploration activity in Canada and for working capital purposes.

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

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

                In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Accounting for Stock-Based Compensation." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The adoption this statement will not have an effect on the Company's financial position or results of operations as the Company already applies the provisions of FASB No.123 and accounts for stock options under the fair value method.

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

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

                In May 2005, the FASB issued SFAS no. 154,  "Accounting  Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

(3) ACCOUNTING POLICIES

                The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

       (a)    Consolidation

              The consolidated financial statements include the accounts of Golden River Resources and the 100% interest it holds in Baynex.com Pty Ltd, Bay Resources (Asia) Pty Ltd and Golden Bull Resources Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

       (b)    Foreign Currency Translation

              The majority of Golden River Resources' administrative operations are in Australia and as a result the reporting currency of its consolidated accounts are maintained in Australian dollars. The functional currency of the Company`s Canadian subsidiary is the Canadian dollar. The income and expenses of operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the Canadian subsidiary are translated into Australian dollars at the period-end exchange rate. The resulting translation adjustments are accumulated in a separate component of Stockholders Equity. Foreign currency translation adjustments have not been material for all periods presented.

       (c)    Financial Instruments

              The  Company's  cash,   receivables,   payables  and  short  term
              borrowings represent financial instruments whose carrying amounts reasonably approximate their fair value.

       (d)    Comprehensive Income (Loss)

              The Company follows Financial  Accounting Standards No. 130 (SFAS
              130) "Reporting Comprehensive Income". SFAS 130 requires a company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income
              (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains or (losses) during fiscal 2006 and 2005 amounted to (A$8,000) and A$6,000, respectively. Accordingly, comprehensive loss for the years ended June 30, 2006 and 2005 amounted to A$1,328,000 and A$2,594,000, respectively.

                                       F-

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

(3) ACCOUNTING POLICIES (continued)

       (e)    Property and Equipment

              Property and equipment is stated at cost. Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment. Accumulated depreciation and depreciation expense as of and for the year ended June 30, 2006 amounted to A$15,261 (2005 A$2,654) and A$7,925 (2005 $1,602)
              respectively.

       (f)    Cash Equivalents

              Golden River Resources considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. For the periods presented there were no cash equivalents.

       (g)    Income Tax

              Income taxes are provided on financial statement income. For the periods presented there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. Golden River Resources at this time is not aware of any net operating losses which are expected to be realised.

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

       (k)    Pension Plans

              The Company does not have any pension or profit sharing plans. The Company's Vice President Exploration and temporary staff employed in the exploration programme in Canada are subject to Canadian requirements for contributions to pension plans. Contributions to employee benefit or health plans during the year ended June 30, 2006 were A$8,528.

       (l)    Concentrations of credit risk

              The Company monitors its position with, and the credit quality of, the financial institution it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

                GOLDEN RIVER RESOURCES CORPORATION. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

(3) ACCOUNTING POLICIES (continued)

       (m)    Convenience Translation to US$

              The consolidated financial statements as of and for the year ended June 30, 2006 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2006 (A$1.00=US$0.7301). The translation was made solely for the convenience of readers in the United States.

       (n)    Use of Estimates

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

       (o)    Comparative Figures

              Where necessary, comparative figures have been restated to be consistent with current year presentation.

(4) INVESTMENT SECURITIES

              The Company has several small historical cost based investments that it has provided a full valuation for diminution and carry's at a $nil value (2004 $nil).

 (5)   SHORT-TERM ADVANCE - AFFILIATE                                                        A$000's
                                                                                                2006
                                                                                                ----
       Short-term advance from Joseph Gutnick, President of Golden River
       Resources. 1
                                                                                 --------------------

(6) AFFILIATE TRANSACTIONS

              Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

              Included in accounts payable and accrued liabilities at June 30, 2006 was A$20,450 due to AXIS, an affiliated management company. This entity is affiliated through common management and ownership. The Company paid AXIS A$825,939 (being A$529,175 in respect to the current year and A$296,764 being the amount owing at June 30, 2005) in respect of the Service Agreement for the fiscal year ended June 30, 2006 and A$487,535 (being A$383,535 in respect to the current year and A$104,000 in respect to prior years) in respect of the Service Agreement for the fiscal year ended June 30, 2005. During 2006, AXIS loaned the Company A$108,000 and A$249,500 during 2005. At June 30, 2005 and 2006, the Company owed AXIS A$296,764 and A$20,450 respectively for services provided in accordance with the Service Agreement. During fiscal 2005 and 2006, AXIS Consultants charged interest of A$13,879 and A$21,019 respectively on outstanding balances. AXIS charged interest at rates between 10.60% and 10.85% for fiscal 2005 and at 9.35% for fiscal 2006.

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

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

(6) AFFILIATE TRANSACTIONS (continued)

              Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities. During the 2005 fiscal year, Wilzed loaned A$644,633 and charged A$31,235 in interest and we repaid $396. At June 30, 2005, the Company owed Wilzed A$675,472. During the 2006 fiscal year, Wilzed loaned A$1,241,836 and charged A$83,243 in interest and we repaid $550. In May 2006, the Company announced the issue of up to 10,000,000 shares of common stock at an issue price of A$0.20 (US$0.1542) and 20,000,000 options with an exercise price of A$0.20 (US$0.1542) per share and a latest exercise date of April 30, 2011 as repayment of the outstanding balance of A$2,000,000. Wilzed agreed to accept the shares and options as satisfaction of the loan and instructed us to issue the shares and options to Fast Knight Nominees, a company that is also associated with Mr Gutnick. Wilzed charged interest at rates between 9.10% and 9.35% for fiscal 2005, and at 9.35% for fiscal 2006. At June 30, 2006, the amount owned by the Company to Wilzed was nil.

              Mr Joseph Gutnick, the President of the Company advanced the Company the initial deposit on opening of a US Dollar bank account. The amount of A$1,329 (US$1,000) was repaid in July 2006.

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

              On February 19, 2004 Edensor Nominees Pty Ltd ("Edensor") advised the Company that it was exercising the 6,000,000 options for common stock of the Company it held utilizing the cashless exercise feature of the terms and conditions of the issue of the options. The Company issued 5,142,857 shares of common stock to Edensor on March 3, 2004 as a result of the exercise of the options. (See note 9)

              Interest   expense   incurred  on  loans  and  advances  due  to
       affiliated entities approximated A$104,000 and A$45,000 in fiscal 2006 and 2005, respectively.

(7) CONTINGENT LIABILITY

              The Company has received an invoice from a corporation that conducted the pegging of the claims in Canada on behalf of the Company. A number of claims that were pegged were not ultimately issued to the Company due to a number of errors by the pegging Company. The Company had advised the pegging company that it does not believe any further payments are due to the pegging company as a result of the economic loss incurred by Golden River Resources. The Company believes that if it is unsuccessful in defending any claim that is brought against it, the maximum potential liability is C$59,000. No accrued liability has been recorded in the accompanying financial statement pending the ultimate disposition of this matter.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

(8) INCOME TAXES

              Golden River Resources files its income tax returns on an accrual basis. Golden River Resources should have carry-forward losses of approximately US$22.6 million as of June 30, 2006 which will expire in the years 2007 through 2025. Golden River Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit. The valuation allowance did not change being US$7.5 million at June 30, 2005 and US$7.5 million at June 30, 2006

(9) STOCKHOLDERS EQUITY

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

              At June 30, 2005 the Company has outstanding stock options as detailed in footnote 10. At June 30, 2005 the Company had warrants outstanding to purchase 3,423,984 shares of common stock at US$1.30 per share. All of the warrants expire in 2006.

              In May 2006, the Company issued 10,000,000 shares of common stock at an issue price of A$0.20 (US$0.1542) and 20,000,000 warrants with an exercise price of A$0.20 (US$0.1542) and a latest exercise date of April 30, 2011 as repayment of a debt of A$2,000,000 to an affiliated entity.

              In June 2006,  the  Company  raised  US$1,542,000  (A$2,065,499)
       through a private placement of 20,000,000 normal warrants and 10,000,000 special warrants. The normal warrants have a time to expiry date of April 30, 2011 and an exercise price of US$0.1542 (A$0.20). The special warrants can be exercised any time up to June 9, 2016 without any consideration, at which time all special warrants that have not been exercised will automatically convert into shares of common stock. The Company is required to file a Registration Statement with the SEC for the 20,000,000 normal warrants and 10,000,000 special warrants. The Company is required to prepare and file with the SEC within sixty (60) calendar days after the Closing Date (the "Filing Deadline") a registration statement at the sole expense of the Company, in respect of the Subscriber, so as to permit a public offering and resale of the Common Stock acquirable upon conversion of the Special Warrants, the Common
       Stock acquirable upon exercise of the Warrants and the Common Stock issued as Liquidated Damages (collectively, the "Registrable Securities") in the United States under the 1933 Act by the Subscriber as selling stockholder and not as underwriter. Golden River shall use its best efforts to cause such Registration Statement to become effective as soon as possible thereafter, and within the earlier of: (i) one hundred twenty
       (120) calendar days after the Closing Date (one hundred and fifty (150) calendar days in the event the SEC shall elect to review the Registration Statement), or (ii) five (5) calendar days of the SEC clearance to request acceleration of effectiveness (the "Effectiveness Deadline"). The Company agreed that in the event that the Registration Statement to be filed by the Company is not filed with the SEC on or before the Filing Deadline, or (ii) such Registration Statement is not declared effective by the SEC on or before the Effectiveness Deadline, then the Company shall (x) for the period commencing on the sixty first (61st) day after the Closing Date and on the first day of each month thereafter until the date that the Registration Statement is filed and (y) for the period commencing on the one hundred twenty first (121st) day after the Closing Date (the one hundred fifty first (151st) day after the Closing Date in the event the SEC shall elect to review the Registration Statement) the Company will pay to the Subscriber as liquidated damages and not as a penalty for such failure (the "Liquidated Damages"): on the first day of

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

(9) STOCKHOLDERS EQUITY (continued)

       each month thereafter until the Registration Statement is declared effective by the SEC either: (A) a cash payment equal to 2% of the Purchase Price or (B) at the sole election of the Subscriber, shares of Common Stock equal to 2% of the number of shares of Common Stock purchased by the Subscriber.

       Once such registration statement has been filed and declared effective, the Company is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act; or (iv) 2 years from the effective date.

       The Company met the Filing Deadline. The SEC elected to review the Registration Statement and accordingly the Company has until November 9, 2006 to have the Registration Statement declared effective otherwise the Company will be required to pay Liquidated Damages. The Liquidated
       Damages are at the election of the Subscriber and if the Subscriber elects a cash payment, the amount is equal to A$40,000 per month or if the Subscriber elects to receive shares of Common Stock, the amount is equal to 633,400 shares of Common Stock per month.

       Management of the Company believe that the Company will meet the Effectiveness Deadline, as to which there can be no assurance.

(10) ISSUE OF OPTIONS UNDER STOCK OPTION PLAN

              In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 1,400,000 options and up to a further 500,000 options to acquire shares of common stock in the Company, at an exercise price of US$1.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vested on March 31, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January 27, 2006 and the  balance  of 333,335  vest on July 27,  2006.  If the  additional
       500,000 options are granted, they will vest 250,000 immediately and 250,000 on December 31, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock. The options expire on October 15, 2014.

              The Company has accounted for all options issued in 2004 based upon their fair market value using the Black Scholes pricing model. There were no options issued by the Company in 2005 or 2006.

              The Company has calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$575,100 (US$438,200). The gross fair value is amortised into operations over the vesting period. For fiscal 2006, the amortization amounted to A$191,119 (US$139,536).

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

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

(10) ISSUE OF OPTIONS UNDER STOCK OPTION PLAN (continued)

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

              During fiscal 2006, 50,000 options lapsed when Mr P. Ehrlich resigned as a Director, and 250,000 options lapsed on July 4, 2006 following Mr P Althaus' resignation as Chief Operating Officer.

              A summary of the options outstanding and exercisable at June 30, 2006 are as follows:

                                          Outstanding              Exercisable
       Number of options                    1,350,000                1,033,650
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

GABBRO                        A dark,  coarse-grained  intrusive  igneous  rock.
                              Gabbro is made of calcium-rich plagioclase, with amphibole and/or pyroxene, and is chemically equivalent to basalt.

GEOPHYSICAL    In mineral exploration, the collection of seismic, gravitational,
SURVEY electrical, radiometric, density or magnetic data to aid in the evaluation of the mineral potential of a particular area.

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

PPB             Abbreviation for part per billion.

PPM             Abbreviation for part per million.

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

STRUCTURAL      Geological mapping that focusses in collection of data
MAPPING         pertaining to the orientation of beds, faults and fractures as well as other structures that modify the distribution of bedrock and mineralized zones.

SULPHIDE        A mineral compound characterized by the linkage of sulphur with
MINERAL         a metal or semimetal.

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

                                                                      Appendix B
Slave Craton Mining Claims

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

   F35015       OD 25       076-E-13       2,255.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35016       OD 26       076-E-13       2,255.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35017       OD 27       076-E-13       2,165.40          18-Jun-93        18-Jun-04     Lease Applied For
   F35018       OD 28       076-E-13         375.10          18-Jun-93        18-Jun-04     Lease Applied For
   F35019       OD 29       076-E-13         444.20          18-Jun-93        18-Jun-04     Lease Applied For
   F35020       OD 30       076-E-13       2,509.60          18-Jun-93        18-Jun-04     Lease Applied For
   F35021       OD 31       076-E-13       2,548.70          18-Jun-93        18-Jun-04     Lease Applied For
   F35022       OD 32       076-E-13       2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35031       OD 41       076-E-13       2,435.90          18-Jun-93        18-Jun-04     Lease Applied For
   F35032       OD 42       076-E-13       2,435.90          18-Jun-93        18-Jun-04     Lease Applied For
   F35033       OD 43       076-E-13       2,420.80          18-Jun-93        18-Jun-04     Lease Applied For
   F35036       OD 46       076-E-13       2,066.00          18-Jun-93        18-Jun-04     Lease Applied For
   F35037       OD 47       076-E-13       2,029.90          18-Jun-93        18-Jun-04     Lease Applied For
   F35038       OD 48       076-E-13       2,029.90          18-Jun-93        18-Jun-04     Lease Applied For
   F35048       OD 58       076-E-14       2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35049       OD 59       076-E-14       2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35050       OD 60       076-E-14       2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35052       OD 62       076-E-14         508.60          18-Jun-93        18-Jun-04     Lease Applied For
   F35053       OD 63       076-E-14       2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35055       OD 65       076-E-14       2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
   F35065       OD 75       076-E-14       2,582.50          18-Jun-93        18-Jun-04     Lease Applied For
                                        ----------------
                                          44,558.50
                                        ----------------

                                        ----------------
   F45947       DJB 17      076-L-03         160.10          06-Jul-94        06-Jul-04     Lease Applied For
                                        ----------------

Jericho Exploration
   F45635       INU 3       076-E-11         77.50           08-Jun-94        08-Jun-04       Mineral Claim
   F44915       INU 5       076-E-11        217.00           08-Jun-94        08-Jun-04       Mineral Claim
   F44916       INU 6       076-E-11         77.50           08-Jun-94        08-Jun-04       Mineral Claim
                                        ----------------
                                            372.00
                                        ----------------

   F48871       PT 3        076-M-02       2,066.0           16-Dec-94        16-Dec-04       Mineral Claim
   F48872       PT 4        076-M-02       1,833.5           16-Dec-94        16-Dec-04       Mineral Claim
                                        ----------------
                                           3,899.5
                                        ----------------

                                        ----------------
   F65378       KIM 1       076-L-04         67.40           04-Sep-98        04-Sep-04       Mineral Claim
                                        ----------------


   F76144        TA 1       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76145        TA 2       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76146        TA 3       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76147        TA 4       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76148        TA 5       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76149        TA 6       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76150        TA 7       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76151        TA 8       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76152        TA 9       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76153       TA 10       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76154       TA 11       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76155       TA 12       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76156       TA 13       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76157       TA 14       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76158       TA 15       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76159       TA 16       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76160       TA 17       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76161       TA 18       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76162       TA 19       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76163       TA 20       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76164       TA 21       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76165       TA 22       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76166       TA 23       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76167       TA 24       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76168       TA 25       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76169       TA 26       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
   F76170       TA 27       86-I-01         2582.5           06-Jun-02        06-Jun-04       Mineral Claim
                                        ----------------
                                          69,727.5
                                        ----------------
CONTWOYTO INUIT OWNED LANDS
                                                                                Next
    Tag#        Claim         NTS            Acres          Registered       Anniversary    Type of Property

CO-08-00-01                 076-E-15       20,968.62         01-Jan-95        31-Dec-04       Mineral Claim
CO-08-00-02                 076-E-15       19,518.16         01-Jan-95        31-Dec-04       Mineral Claim
CO-08-00-03                 076-E-15       12,181.86         01-Jan-95        31-Dec-04       Mineral Claim
CO-08-00-05                 076-E-15        4,971.58         31-Dec-99        31-Dec-04       Mineral Claim
CO-08-00-06                 076-E-15        7,610.58         31-Dec-00        31-Dec-04       Mineral Claim
                                        ----------------
                                           65,250.80
                                        ----------------

HOOD RIVER CLAIMS
   F64824       Hood 3     76-L-10         2582.5            24-Jun-98        24-Jun-06       Mineral Claim
   F64825       Hood 4     76-L-10         2582.5            24-Jun-98        24-Jun-06       Mineral Claim

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

DOLLY VARDEN CLAIMS
                                      ------------------
   F23152       DIA 52     76-E-01       2,582.50            28-Apr-04        28-Apr-04     Lease Applied For
                                      ------------------

ROCKINGHORSE CLAIMS
   F60840       WC 156     86-I-02          413.2            11-Dec-96        11-Dec-04       Mineral Claim
   F60841       WC 157     86-I-02        1601.15            11-Dec-96        11-Dec-03       Mineral Claim
   F60844       WC 160     86-I-02          826.4            11-Dec-96        11-Dec-06       Mineral Claim
   F60846       WC 162     86-I-02         154.95            11-Dec-96        11-Dec-03       Mineral Claim
   F60847       WC 163     86-I-02         464.85            11-Dec-96        11-Dec-06       Mineral Claim
                                      ------------------
                                         3,460.55
                                      ------------------

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

                                      ------------------
   F58677       DD 24      86-I-13       2,582.50            11-Apr-96        11-Apr-04       Mineral Claim
                                      ------------------

   F62383        KE 5      86-I-10         447.63            14-May-97        14-May-05       Mineral Claim
   F62941        KE 6      86-I-10         416.63            14-May-97        14-May-05       Mineral Claim
   F63306       KE 22       86-I-7         378.77            14-May-97        14-May-05       Mineral Claim
                                      ------------------
                                         1,243.03
                                      ------------------

   F85901       KEN 1      86-I-09         2582.5            20-Apr-99        12-Mar-09       Mineral Claim
   F66045       KEN 5      86-I-09        2100.35            20-Apr-99        12-Mar-09       Mineral Claim
                                      ------------------
                                         4,682.85
                                      ------------------

   F74768       NAP 1      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74769       NAP 2      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74770       NAP 3      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74771       NAP 4      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74772       NAP 5      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74773       NAP 6      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74774       NAP 7      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74775       NAP 8      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74776       NAP 9      86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74777       NAP 10     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74778       NAP 11     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74779       NAP 12     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74780       NAP 13     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F74781       NAP 14     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75430       NAP 15     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75431       NAP 16     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75432       NAP 17     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75433       NAP 18     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75434       NAP 19     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75435       NAP 20     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75436       NAP 21     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75437       NAP 22     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75438       NAP 23     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75439       NAP 24     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75440       NAP 25     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75441       NAP 26     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75442       NAP 27     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75443       NAP 28     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75444       NAP 29     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75445       NAP 30     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75446       NAP 31     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75447       NAP 32     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75448       NAP 33     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75449       NAP 34     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75450       NAP 35     86-I-10         831.67            11-Jun-02        11-Jun-04       Mineral Claim
   F75451       NAP 36     86-I-10        1514.99            11-Jun-02        11-Jun-04       Mineral Claim
   F75452       NAP 37     86-I-10        1477.12            11-Jun-02        11-Jun-04       Mineral Claim
   F75453       NAP 38     86-I-10         509.58            11-Jun-02        11-Jun-04       Mineral Claim
   F75454       NAP 39     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75455       NAP 40     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75456       NAP 41     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75457       NAP 42     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75458       NAP 43     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75459       NAP 44     86-I-10         263.74            11-Jun-02        11-Jun-04       Mineral Claim
   F75461       NAP 46     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75462       NAP 47     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75463       NAP 48     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75464       NAP 49     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75465       NAP 50     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75466       NAP 51     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75467       NAP 52     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim
   F75468       NAP 53     86-I-10         2582.5            11-Jun-02        11-Jun-04       Mineral Claim

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

Committee Bay Greenstone Belt Claims

         The following is a list of our claims in the Committee Bay Greenstone
Belt:

Claim name      Claim No.   NTS Sheet         Recording Date    Anniversary Date

Pick 1          F54799      56K/03            16-Oct-02               16-Oct-10
Pick 2          F54798      56K/03            16-Oct-02               16-Oct-10
Pick 3          F54760      56K/03            16-Oct-02               16-Oct-10
EE 1            F54757      56K/06            16-Oct-02               16-Oct-11*
EE 2            F54756      56K/06            16-Oct-02               16-Oct-11*
EE 3            F54758      56K/06            16-Oct-02               16-Oct-12*
K 1             F60304      56K/11            16-Oct-02               16-Oct-10*
K 2             F60305      56K/11            16-Oct-02               16-Oct-10*
CAY 1           F60252      56K/09            16-Oct-02               16-Oct-12*
CAY 3           F60254      56K/09            16-Oct-02               16-Oct-12*
AA 1            F60249      56J/13            16-Oct-02               16-Oct-10
AA 2            F60250      56J/13            16-Oct-02               16-Oct-10
NN 1            F60307      56K/16            16-Oct-02               16-Oct-12*
NN 2            F60251      56O/04            16-Oct-02               16-Oct-12*
WREN 1          F60231      56J/11            16-Oct-02               16-Oct-12*
WREN 2          F60232      56J/14            16-Oct-02               16-Oct-12*
WREN 3          F60233      56J/14            16-Oct-02               16-Oct-12*
WREN 4          F60234      56J/14            16-Oct-02               16-Oct-12*
WREN 5          F60235      56J/14            16-Oct-02               16-Oct-12*
WEST            F60212      56K/03            16-Oct-02               16-Oct-10
HOST            F54800      56K/03            16-Oct-02               16-Oct-10

         o        as confirmed by the mining recorder

one small additional claim GB-1 will be ours after Bruce Goad transfers the claim.