Form 10QSB
period 2006-09-30
GOLDEN RIVER RESOURCES CORP.
filed 2006-11-14
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2006     or
                               ------------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number 0-16097
                       -------

                       GOLDEN RIVER RESOURCES CORPORATION
                          (formerly BAY RESOURCES LTD)
             (Exact name of Registrant as specified in its charter)

               Delaware                                     98-0079697
------------------------------------                   --------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 26,711,630 outstanding shares of Common Stock as of November 10, 2006. ( Does not include 10,000,000 shares of common stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration.)

Transitional Small Business Disclosure Format (Check one) Yes           No  x
                                                             -----        -----

Table Of Contents



                                                                         PAGE NO

PART I.      FINANCIAL INFORMATION

Item 1       Financial Statements                                           2
Item 2       Management's Discussion and Analysis or Plan of Operations    11
Item 3       Controls and Procedures                                       13

PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                             14
Item 2       Changes In Securities and Use of Proceeds                     14
Item 3       Defaults Upon Senior Securities                               14
Item 4       Submission of Matters to a Vote of Security Holders           14
Item 5       Other Information                                             14
Item 6       Exhibits                                                      14


SIGNATURES                                                                 15

EXHIBIT INDEX                                                              16

Exh. 31.1          Certification                                           17
Exh. 31.2          Certification                                           19
Exh. 32.1          Certification                                           21
Exh. 32.2          Certification                                           22

Item 1.  FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Golden River Resources Corporation ("Golden River Resources" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2006, the results of its operations for the three month period ended September 30, 2006 and September 30, 2005, and the changes in its cash flows for the three month period ended September 30, 2006 and September 30, 2005, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2006
                                   (Unaudited)



                                                                     A$000's
                                                                     -------

ASSETS

Current Assets
Cash                                                                  1,047
Receivables                                                             239
Prepayments and Deposits                                                 53
                                                            -----------------

Total Current Assets                                                  1,339
                                                            -----------------

Non Current Assets
Property and Equipment, net                                               7
                                                            -----------------

Total Non Current Assets                                                  7
                                                            -----------------

Total Assets                                                          1,346
                                                            =================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
Accounts Payable and Accrued Expenses                                   315
                                                            -----------------

Total Current Liabilities                                               315
                                                            -----------------

Total Liabilities                                                       315
                                                            -----------------

Stockholders' Equity:
Common Stock: $.0001 par value
100,000,000 shares authorized,
26,714,130 issued                                                         3
Less Treasury Stock at Cost, 2,500 shares                               (20)
Additional Paid-in-Capital                                           34,335
Other Comprehensive Loss                                                 (9)
Retained Deficit during exploration stage                            (6,876)
Retained Deficit prior to exploration stage                         (26,402)
                                                            -----------------

Total Stockholders' Equity                                            1,031
                                                            -----------------

Total Liabilities and Stockholders' Equity                            1,346
                                                            =================

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
  Three Months Ended September 30, 2006 and 2005 and for the cumulative period
    July 1, 2002 (inception of exploration activities) to September 30, 2006
                                   (Unaudited)



                                                      Three      Three   July 1,
                                                    Months     Months       2002
                                                     Ended      Ended         to
                                                 September  September  September
                                                  30, 2006   30, 2005   30, 2006
                                                   A$000's    A$000's    A$000's

Revenues:                                              $-         $-         $-
                                               ---------------------------------

Costs and Expenses:

Stock Based Compensation                                7         78        575
Exploration Expenditure                               374         38      3,036
Loss on Disposal of Equipment                           -          -          1
Interest Expense, net                                  (5)        26        407
Legal, Accounting and Professional                     23         15        510
Administrative                                        129        151      2,318
                                               ---------------------------------

                                                      528        308      6,847

                                               ---------------------------------

(Loss) from Operations                               (528)      (308)    (6,847)
Foreign Currency Exchange Gain (Loss)                 (16)        (7)       (29)

                                               ---------------------------------

(Loss) before Income Tax                             (544)      (315)    (6,876)

Provision for Income Tax                                -          -          -
                                               ---------------------------------

Net (Loss)                                           (544)      (315)    (6,876)

                                               ---------------------------------

Basic net (Loss) Per Common Equivalent Shares      $(0.03)    $(0.02)    $(0.51)

                                               ---------------------------------

Weighted Number of Common
Equivalent Shares Outstanding (000's)              16,714     16,714     13,498
                                               ---------------------------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
  Three Months Ended September 30, 2006 and 2005 and for the cumulative period
    July 1, 2002 (inception of exploration activities) to September 30, 2006
                                   (Unaudited)

                                                                    July 1, 2002
                                                  2006      2005    to September
                                               A$000's   A$000's        30, 2006
                                                                         A$000's
                                            ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                       (544)     (315)         (6,876)

Adjustments to reconcile net (loss) to net
 cash used in Operating Activities
Foreign Currency Exchange Loss/(Gain)              16         7              17
Depreciation of Plant and Equipment                 2         2              20
Stock based compensation                            7        78             575
Accrued interest added to principal                 -        26             184
Net Change in:
Receivables                                      (206)       (2)           (239)
Staking Deposit                                     -         -              23
Prepayments and Deposits                            -         -             (54)
Accounts Payable and Accrued Expenses            (236)       31            (156)
Short Term Advance - Affiliates                    (1)        -             (36)
                                            ------------------------------------

Net Cash (Used) in Operating Activities          (962)     (173)         (6,542)
                                            ------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Plant and Equipment                     -         -             (27)
                                            ------------------------------------

Net Cash (Used) in Investing Activities             -         -             (27)
                                            ------------------------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from Affiliates                              178           1,031
Sale of Warrants (net of offering costs)           (7)        -           4,311
Proceeds from Loan Payable                          -         -           2,273
                                            ------------------------------------

Net Cash Provided by Financing Activities          (7)      178           7,615
                                            ------------------------------------

Net Increase (decrease) in Cash                  (969)        5           1,046

Cash at Beginning of Period                     2,016         2               1
                                            ------------------------------------

Cash at End of Period                           1,047         7           1,047
                                            ------------------------------------

Supplemental Disclosures
Interest Paid                                       -         -             359

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares              -         -           4,273
Stock Options recorded as Deferred
 Compensation                                       -         -             575

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                               September 30, 2006
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to September 30, 2006
                                   (Unaudited)

                                                                  Retained       Retained
                                                                  Earnings       Earnings
                                                                  (Deficit)     (Deficit)                Other
                               Common    Treasury  Additional  (during the     (prior to   Deferred    Compre-
                                 Stock  Stock, at     Paid-in  Exploration   Exploration     Compen-   hensive
                      Shares    Amount       Cost     Capital        stage)        stage)     sation      Loss    Total
                     --------------------------------------------------------------------------------------------------
                       000's   A$000's    A$000's     A$000's       A$000's       A$000's    A$000's   A$000's  A$000's

Balance June 30, 2002  6,347       $1       $(20)    $25,175             -      $(26,402)         -         -  $(1,246)

Net loss                  -         -          -           -         $(681)            -          -         -     (681)
                     --------------------------------------------------------------------------------------------------

Balance June 30, 2003   6,347      $1       $(20)    $25,175         $(681)     $(26,402)         -         -  $(1,927)

Issuance of 1,753,984
 shares and warrants
 in lieu of debt
 repayment              1,754       -          -      $2,273             -             -          -         -   $2,273

Sale of 1,670,000
 shares and warrants    1,670       -          -      $2,253             -             -          -         -   $2,253

Issuance of 6,943,057
 shares on cashless
 exercise of options    6,943      $1          -         $(1)            -             -          -         -        -

Net unrealized loss
 on foreign exchange      -         -          -           -             -             -          -       $(9)     $(9)

Net (loss)                -         -          -           -       $(1,723)            -          -         -  $(1,723)
                     --------------------------------------------------------------------------------------------------

Balance June 30, 2004  16,714      $2       $(20)    $29,700       $(2,404)     $(26,402)         -       $(9)    $867

Issuance of 1,400,000
 options under 2004
 stock option plan        -         -          -        $575             -             -      $(575)        -        -

Amortization of
 1,400,000 options
 under 2004 stock
 option plan              -         -          -           -             -             -       $377         -     $377

Net unrealized gain
 on foreign exchange      -         -          -           -             -             -          -        $6       $6

Net/(loss)                -         -          -           -       $(2,600)            -          -         -  $(2,600)
                     --------------------------------------------------------------------------------------------------

Balance June 30, 2005  16,714      $2       $(20)    $30,275       $(5,004)     $(26,402)     $(198)      $(3) $(1,350)

To eliminate deferred
 compensation against
 Paid-In Capital          -         -          -       $(198)            -             -       $198         -        -

Issuance of
 10,000,000 shares
 and 20,000,000
 options in lieu of
 debt repayment        10,000      $1          -      $1,999             -             -          -         -   $2,000

Sale of 20,000,000
 normal warrants          -         -          -        $997             -             -          -               $997

Sale of 10,000,000
 special warrants         -         -          -      $1,069             -             -          -         -   $1,069

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 September, 2006
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to September 30, 2006
                              (Unaudited) Continued

                                                                  Retained       Retained
                                                                  Earnings       Earnings
                                                                  (Deficit)     (Deficit)                Other
                               Common    Treasury  Additional  (during the     (prior to   Deferred    Compre-
                                 Stock  Stock, at     Paid-in  Exploration   Exploration     Compen-   hensive
                      Shares    Amount       Cost     Capital        stage)        stage)     sation      Loss    Total
                     --------------------------------------------------------------------------------------------------
                       000's   A$000's    A$000's     A$000's       A$000's       A$000's    A$000's   A$000's  A$000's

Amortization of
 1,400,000 options
 under 2004 stock
 option plan              -         -          -       $(191)            -             -                    -     $377

Net (loss)                -         -          -           -       $(1,328)            -          -         -  $(1,328)
                     --------------------------------------------------------------------------------------------------

Balance June 30, 2006  26,714      $3       $(20)    $34,333       $(6,332)     $(26,402)        $-      $(11)  $1,571

Costs associated with
 sale of normal and
 special warrants         -         -          -         $(5)            -             -          -         -      $(5)

Amortization of
 1,400,000 options
 under 2004 stock                                                        -
 option plan              -         -          -          $7             -             -          -         -       $7

Net unrealized loss
 on foreign exchange      -         -          -           -             -             -          -        $2       $2

Net (loss)                -         -          -           -         $(544)            -          -         -    $(544)
                     --------------------------------------------------------------------------------------------------

Balance September 30,
 2006                  26,714      $3       $(20)    $34,335       $(6,876)     $(26,402)        $-       $(9)  $1,031
-----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2006

(1)  Organisation

Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with Mr JI Gutnick and Mrs S Gutnick. These companies owned 77.48% of Golden River Resources as of September 30, 2006. During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company's name to Golden River Resources.

(2) Short-Term Advance Affiliate

During the three months ending September 30, 2006 the Company repaid A$1,329 owing to Joseph Gutnick, President of Golden River Resources.

(3) Affiliate Transactions

Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

Included in receivables at September 30, 2006 was A$176,062 due by AXIS, an affiliated management company. At September 30, 2005 the Company owed AXIS A$405,705. During the three months ending September 30, 2006 and 2005 AXIS advanced Golden River Resources A$125,936 and A$103,885, respectively including services in accordance with the service agreement of A$95,936 and A$88,885 respectively and advanced/reimbursed AXIS A$319,000 and A$2,850 respectively for outstanding amounts, including carried forward outstanding amounts and a short term advance to assist with the payment of anticipated future costs incurred on the behalf of the Company. During the three months ending September 30, 2005 AXIS charged interest of A$7,906 at an interest rate of 9.35%. During the three months ending September 30, 2006 the Company charged AXIS interest of A$3,463 at an interest rate between 9.35% to 9.80%.These entities are affiliated through common management and ownership.

Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. During the three months ending September 30, 2005, Wilzed loaned the Company A$77,433 and charged interest of A$16,834. The interest rate charged by Wilzed for the three months was 9.35%. At September 30, 2005, the Company owed Wilzed A$769,742. At September 30, 2006, there were no amount owing to Wilzed as they had been repaid in full during the three months ended June 30, 2006.

Interest expense incurred on loans and advances due to affiliated entities approximated A$25,950 in the three months ended September 30, 2005 and $nil in the three months ended September 30, 2006.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2006

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

The accumulated deficit of the Company from inception through September 30, 2006 amounted to A$33,278,000 of which A$6,876,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through September 30, 2006.

(5) Income Taxes

Golden River Resources files its income tax returns on an accrual basis. Golden River Resources should have carry-forward losses of approximately US$22.6 million as of June 30, 2006 which will expire in the years 2007 through 2025. Golden River Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit. The valuation allowance did not change being US$7.5 million at June 30, 2005 and US$7.5 million at June 30, 2006 .

(6) Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 1,400,000 options and up to a further 500,000 options to acquire shares of common stock in the Company, at an exercise price of US$1.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. Of the total 1,400,000 options issued, 350,000 vested immediately following shareholder approval, 50,000 vested on September 30, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January 27, 2006 and 333,335 vested on July 27, 2006. If the additional 500,000 options were not granted as the proposed recipient had resigned. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on September 30, 2004 and is considered by the Company's Directors to be the fair value of the common stock. The options expire on October 15, 2014.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2006

(6) Issue of Options under Stock Option Plan (Cont'd)

The Company has accounted for all options issued in 2004 based upon their fair market value using the Black Scholes pricing model. There were no options issued by the Company in the fiscal year ended June 30, 2006 or the three months ended September 30, 2006.

The Company has calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US$0.3185 per option. The total value of the options equates to A$575,100 (US$445,900) and is being amortized over the vesting period. For the three months ended September 30, 2006, the amortization amounted to A$6,771.

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

During the three months ended September 30, 2005, 50,000 options lapsed when Mr
P. Ehrlich resigned as a Director and during the three months ended September 30, 2006 250,000 options lapsed when Mr P. Althaus resigned as Chief Operating Officer.

A summary of the options outstanding and exercisable at September 30, 2006 are as follows:

                                  Outstanding              Exercisable

Number of options                   1,100,000                1,100,000

Exercise price                        US$1.00                  US$1.00

Expiration date              October 15, 2014         October 15, 2014


(7)  Subsequent Event

On October 19, 2006, the Directors of the Company agreed to offer a further 4,650,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US$0.3084, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007, 1/3 on October 19, 2008 and 1/3 on October 19, 2009. The Company is currently obtaining an external valuation on the options for the purpose of determining the amortization of the options.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

         3 months ended September 30, 2005 A$1.00 = US$.7603 3 months ended September 30, 2006 A$1.00 = US$.7571 3 months ended September 30, 2005 A$1.00 = CDN$.8905 3 months ended September 30, 2006 A$1.00 = CDN$.8321


RESULTS OF OPERATION

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005.

Revenue increased from A$nil in the three months ended September 30, 2005 to A$5,344 in the three months ended September 30, 2006. The increase in revenue is a result of interest earned on monies owed to the Company by AXIS A$3,463 and from the monies held in bank accounts $A1,881.

Costs and expenses increased from A$308,000 in the three months ended September 30, 2005 to A$533,000 in the three months ended September 30, 2006. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005 does not always present a true comparison.

The increase in expenses is a net result of:

     a) a decrease in interest expense (net) from A$26,000 for the three months ended September 30, 2005 to A$nil for the three months ended September 30, 2006. For the three months ended September 30, 2006, the Company had no interest bearing liabilities as they had been repaid in full. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged A$7,906 in interest on outstanding amounts at a rate of 9.35% for the three months to September 30, 2005 and Wilzed charged A$16,834 in interest.

     b) an increase in legal, accounting and professional expense from A$15,000 for the three months ended September 30, 2005 to A$23,000 for the three months ended September 30, 2006 primarily as a result of additional work in reviewing the Form SB-2 for which there was no comparable amount in the three months ended September 30, 2005 .

     c) a decrease in administrative costs including salaries from A$151,000 in the three months ended September 30, 2005 to A$129,000 in the three months ended September 30, 2006, primarily as a result of reduced administrative salaries and costs following the resignation of the Chief Operating Officer.

     d) an increase in the exploration expenditure expense from A$38,000 for the three months ended September 30, 2005 to A$374,000 for the three months ended September 30, 2006 primarily as a result of increased exploration activity. The cost for the three months ended September 30, 2006 represents the field and sampling program undertaken at the Company's exploration properties within the Slave Craton in Nunavat, Canada. No field exploration was undertaken during the 2005 field season due to the high level of field exploration in the 2004 field season and limited funding.

     e) a decrease in stock based compensation from A$78,000 for the three months ended September 30, 2005 to A$7,000 for the three months ended September 30, 2006. Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options pursuant to the 2004 Stock Option Plan. Of the total 1,400,000 options issued, 350,000 vested immediately following shareholder approval, 50,000 vested on September 30, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January
          27, 2006 and the balance of 333,335 vested on July 27, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock. The Company has calculated the fair value of the 1,400,000 options issued in January 2005 using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US$0.3185 per option or a total of A$575,100. Of this amount, A$6,771 has been amortized and charged to operations in the September 2006 quarter.

As a result of the foregoing, the loss from operations increased from A$308,000 for the three months ended September 30, 2005 to A$528,000 for the three months ended September 30, 2006.

The net loss was A$544,000 for the three months ended September 30, 2006 compared to a net loss of A$315,000 for the three months ended September 30, 2005.

Liquidity and Capital Resources

         For the three months ended September 30, 2006, net cash used in operating activities was A$962,000 primarily consisting of the net loss of A$544,000; a decrease in receivables of A$206,000 and a decrease in accounts payable and accrued expenses of A$236,000.

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

         The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock issuable upon exercise of the Special Warrants and the Warrants. The Company is required to prepare and file with the SEC within sixty (60) calendar days after the Closing Date (the "Filing Deadline") a registration statement at the sole expense of the Company, in respect of the Subscriber, so as to permit a public offering and resale of the Common Stock acquirable upon conversion of the Special Warrants, the Common Stock acquirable upon exercise of the Warrants and the Common Stock issued as Liquidated Damages (collectively, the "Registrable Securities") in the United States under the 1933 Act by the Subscriber as selling stockholder and not as underwriter. Golden River shall use its best efforts to cause such Registration Statement to become effective as soon as possible thereafter, and within the earlier of: (i) one hundred twenty (120) calendar days after the Closing Date (one hundred and fifty (150) calendar days in the event the SEC shall elect to review the Registration Statement), or (ii) five (5) calendar days of the SEC clearance to request acceleration of effectiveness (the "Effectiveness Deadline"). The Company agreed that in the event that the Registration Statement to be filed by the Company is not filed with the SEC on or before the Filing Deadline, or (ii) such Registration Statement is not declared effective by the SEC on or before the Effectiveness Deadline, then the Company shall (x) for the period commencing on the sixty first (61st) day after the Closing Date and on the first day of each month thereafter until the date that the Registration Statement is filed and (y) for the period commencing on the one hundred twenty first (121st) day after the Closing Date (the one hundred fifty first (151st) day after the Closing Date in the event the SEC shall elect to review the Registration Statement) the Company will pay to the Subscriber as liquidated damages and not as a penalty for such failure (the "Liquidated Damages"): on the first day of each month thereafter until the Registration Statement is declared effective by the SEC either: (A) a cash payment equal to 2% of the Purchase Price or (B) at the sole election of the Subscriber, shares of Common Stock equal to 2% of the number of shares of Common Stock purchased by the Subscriber.

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

         The Company met the Filing Deadline and the SEC declared the registration statement effective in October 2006.

         As of September 30, 2006 the Company had short-term obligations of A$315,000 comprising accounts payable and accrued expenses.

         We have A$1,047,000 in cash at September 30, 2006. We are investigating the possibility of raising cash flow through money in Canada for exploration purposes.

         During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. In relation to the Committee Bay Properties, this was more than the minimum required expenditure and as a result, we do not have a legal obligation to undertake further exploration on those properties during their life. However our properties are prospective for gold and other minerals. We undertook further exploration in August 2006 on the Slave Properties and to date we have spent A$374,000. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

                                    Golden River Resources Corporation

                                    By:
                                            /s/Joseph I. Gutnick
                                            ------------------------------------

                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                    By:
                                            /s/Peter Lee
                                            ------------------------------------

                                            Peter Lee
                                            Peter Lee, Director, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                             Dated November 14, 2006

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