Form 10QSB
period 2006-12-31
GOLDEN RIVER RESOURCES CORP.
filed 2007-02-14
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2006     or
                               -----------------------

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
Yes   X                    No
   -----------                -----------

Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes      No X
                                               ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 26,711,630 outstanding shares of Common Stock as of February 12, 2007. (Does not include 10,000,000 shares of common stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration.)

    Transitional Small Business Disclosure Format (Check one) Yes    No x
                                                                ---    ---

Table Of Contents



                                                                                                            PAGE NO
                                                                                                            -------

PART I.              FINANCIAL INFORMATION

Item 1               Financial Statements                                                                          2
Item 2               Management's Discussion and Analysis or Plan of Operation                                    11
Item 3               Controls and Procedures                                                                      15

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                                            17
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                                  17
Item 3               Defaults Upon Senior Securities                                                              17
Item 4               Submission of Matters to a Vote of Security Holders                                          17
Item 5               Other Information                                                                            17
Item 6               Exhibits                                                                                     17


SIGNATURES                                                                                                        18

EXHIBIT INDEX                                                                                                     19

Exh. 31.1                   Certification                                                                         20
Exh. 31.2                   Certification                                                                         22
Exh. 32.1                   Certification                                                                         24
Exh. 32.2                   Certification                                                                         25

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

         In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of December 31, 2006, the results of its operations for the three and six month periods ended December 31, 2006 and December 31, 2005, and the changes in its cash flows for the three and six month periods ended December 31, 2006 and December 31, 2005, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2006
                                   (Unaudited)




                                                                     A$000's
                                                                     -------

ASSETS

Current Assets
Cash                                                                    821
Receivables                                                             154
Prepayments and Deposits                                                 47
                                                            -----------------

Total Current Assets                                                  1,022
                                                            -----------------

Non Current Assets
Property and Equipment, net                                               6
                                                            -----------------

Total Non Current Assets                                                  6
                                                            -----------------

Total Assets                                                          1,028
                                                            =================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
Accounts Payable and Accrued Expenses                                   245
                                                            -----------------

Total Current Liabilities                                               245
                                                            -----------------

Total Liabilities                                                       245
                                                            -----------------

Stockholders' Equity:
Common Stock: $.0001 par value                                            3
100,000,000 shares authorized,
26,714,130 issued

Additional Paid-in-Capital                                           34,370
Less Treasury Stock at Cost, 2,500 shares                               (20)
Other Comprehensive Loss                                                 (4)
Retained Deficit during exploration stage                            (7,164)
Retained Deficit prior to exploration stage                         (26,402)
                                                            -----------------

Total Stockholders' Equity                                              783
                                                            -----------------

Total Liabilities and Stockholders' Equity                            1,028
                                                            =================

See Notes to Consolidated Financial Statements


               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
              Three and Six Months Ended December 31, 2006 and 2005
                   and for the cumulative period July 1, 2002
                    (inception of exploration activities) to
                                December 31, 2006
                                   (Unaudited)

                                                                                                                 July 1,
                                                                           Three     Three       Six       Six     2002
                                                                          Months    Months    Months    Months       to
                                                                           Ended     Ended     Ended     Ended  December
                                                                         December  December  December  December      31,
                                                                         31, 2006  31, 2005  31, 2006  31, 2005     2006
                                                                          A$000's   A$000's   A$000's   A$000's  A$000's
                                                                        ------------------------------------------------
Revenues:

Interest - net, related entity                                                 4         -         7         -        7
               - other                                                         -         -         2         -        2
                                                                        ------------------------------------------------

                                                                               4         -         9         -        9
                                                                        ------------------------------------------------

Costs and Expenses:

Stock Based Compensation                                                      36        58        43       136      611
Exploration Expenditure                                                       50        87       424       125    3,086
Loss on Disposal of Equipment                                                  -         -         -         -        1
Interest Expense, net                                                          -        37         -        63      412
Legal, Accounting and Professional                                            55        24        78        39      565
Administrative                                                               106       164       235       315    2,424
                                                                        ------------------------------------------------
                                                                             247       370       780       678    7,099
                                                                        ------------------------------------------------
(Loss) from Operations                                                      (243)     (370)     (771)     (678)  (7,090)
Foreign Currency Exchange Gain (Loss)                                        (45)      (16)      (61)      (23)     (74)
                                                                        ------------------------------------------------
(Loss) before Income Tax                                                    (288)     (386)     (832)     (701)  (7,164)
Provision for Income Tax                                                       -         -         -         -        -
                                                                        ------------------------------------------------

Net (Loss)                                                                  (288)     (386)     (832)     (701)  (7,164)
                                                                        ------------------------------------------------
Basic net (Loss) Per Common Equivalent Shares                            $ (0.01)  $ (0.02)  $ (0.03)  $ (0.04) $ (0.50)
                                                                        ------------------------------------------------

Equivalent Shares Outstanding (000's)                                     26,714    16,714    26,714    16,714   14,237
                                                                        ------------------------------------------------


See Notes to Consolidated Financial Statements



               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                         Consolidated Statements of Cash
                Flows Six Months Ended December 31, 2006 and 2005
                          and for the cumulative period
     July 1, 2002 (inception of exploration activities) to December 31, 2006
                                   (Unaudited)

                                                                                                             July 1, 2002
                                                                                                              to December
                                                                               2006               2005           31, 2006
                                                                            A$000's            A$000's            A$000's
                                                                            -------            -------            -------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                                    (832)              (701)            (7,164)

Adjustments to reconcile net (loss) to net cash used
in Operating Activities
Foreign Currency Exchange Loss/(Gain)                                           61                 23                 74
Depreciation of Plant and Equipment                                              4                  4                 22
Stock based compensation                                                        43                136                611
Accrued interest added to principal                                              -                 40                184
Net Change in:
Receivables                                                                   (121)                33               (154)
Staking Deposit                                                                  -                  -                 23
Prepayments and Deposits                                                         -                  -                (54)
Accounts Payable and Accrued Expenses                                         (342)                21               (274)
Short Term Advance - Affiliates                                                 (1)                 -                (36)
                                                                    ------------------------------------------------------

Net Cash  (Used) in Operating Activities                                    (1,188)              (444)            (6,768)
                                                                    ------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Plant and Equipment                                                  -                  -                (27)
                                                                    ------------------------------------------------------

Net Cash (Used) in Investing Activities                                          -                  -                (27)
                                                                    ------------------------------------------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from Affiliates                                                   -                447              1,031
Sale of Warrants (net)                                                          (7)                 -              4,311
Proceeds from Loan Payable                                                       -                  -              2,273
                                                                    ------------------------------------------------------

Net Cash Provided by (Used in)Financing Activities                              (7)               447              7,615
                                                                    ------------------------------------------------------

Net Increase (decrease) in Cash                                             (1,195)                 3                820

Cash at Beginning of Period                                                  2,016                  2                  1
                                                                    ------------------------------------------------------

Cash at End of Period                                                          821                  5                821
                                                                    ------------------------------------------------------

Supplemental Disclosures
Interest Paid                                                                    -                 15                359

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                                           -                  -              4,273
Stock Options recorded as Deferred Compensation                                  -                  -                575


See Notes to Consolidated Financial Statements


               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                December 31, 2006
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2006
                                   (Unaudited)

                                                                        Retained      Retained
                                                 Treasury               (Deficit)    (Deficit)           Other
                                          Common   Stock,  Additional (during the    (prior to Deferred Compre-
                                           Stock     at    Paid-in    Exploration  Exploration Compen-  hensive
                                  Shares  Amount   Cost    Capital       stage)       stage)   sation    Loss    Total
                                 ------- ------- -------- ---------- ------------ ------------ -------- ------- --------
                                   000's A$000's  A$000's    A$000's      A$000's      A$000's  A$000's A$000's  A$000's
Balance June 30, 2002             6,347      $1     $(20)   $25,175            -     $(26,402)       -       -  $(1,246)
Net loss                              -       -        -          -        $(681)           -        -       -     (681)
                                 ---------------------------------------------------------------------------------------
Balance June 30, 2003             6,347      $1     $(20)   $25,175        $(681)    $(26,402)       -       -  $(1,927)
Issuance of 1,753,984 shares and
 warrants in lieu of debt
 repayment                        1,754       -        -     $2,273            -            -        -       -   $2,273
Sale of 1,670,000 shares and
 warrants                         1,670       -        -     $2,253            -            -        -       -   $2,253
Issuance of 6,943,057 shares on
 cashless exercise of options     6,943      $1        -        $(1)           -            -        -       -        -
Net unrealized loss on foreign
 exchange                             -       -        -          -            -            -        -     $(9)     $(9)
Net (loss)                            -       -        -          -      $(1,723)           -        -       -  $(1,723)
                                 ---------------------------------------------------------------------------------------
Balance June 30, 2004            16,714      $2     $(20)   $29,700      $(2,404)    $(26,402)       -     $(9)    $867
Amortization of 1,400,000 options
 under 2004 stock option plan         -       -        -          -            -            -     $377       -     $377
Net unrealized gain on foreign
 exchange                             -       -        -          -            -            -        -      $6       $6
Net/(loss)                            -       -        -          -      $(2,600)           -        -       -  $(2,600)
                                 ---------------------------------------------------------------------------------------
Balance June 30, 2005            16,714      $2     $(20)   $30,275      $(5,004)    $(26,402)   $(198)    $(3) $(1,350)
To eliminate deferred
 compensation against Paid-In
 Capital                              -       -        -      $(198)           -            -     $198       -        -
Issuance of 10,000,000 shares and
 20,000,000 options in lieu of
 debt repayment                  10,000      $1        -     $1,999            -            -        -       -   $2,000
Sale of 20,000,000 normal
 warrants                             -       -        -       $997            -            -        -             $997
Sale of 10,000,000 special
 warrants                             -       -        -     $1,069            -            -        -       -   $1,069


See Notes to Consolidated Financial Statements


               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                December 31, 2006
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2006
                              (Unaudited) Continued

                                                                      Retained      Retained
                                                 Treasury              (Deficit)   (Deficit)             Other
                                         Common  Stock,   Additional (during the   (prior to   Deferred Compre-
                                          Stock     at     Paid-in    Exploration  Exploration  Compen- hensive
                                 Shares  Amount    Cost    Capital      stage)       stage)     sation   Loss    Total
                                 ------- ------- -------- ---------- ------------ ------------ -------- ------- --------
                                   000's A$000's  A$000's    A$000's      A$000's      A$000's  A$000's A$000's  A$000's
Net unrealized loss on foreign
 exchange                             -       -        -          -            -            -        -     $(8)     $(8)
Net (loss)                            -       -        -          -      $(1,328)           -        -       -  $(1,328)
                                 ---------------------------------------------------------------------------------------
Balance June 30, 2006            26,714      $3     $(20)   $34,333      $(6,332)    $(26,402)      $-    $(11)  $1,571
Costs associated with sale of
 normal and special warrants          -       -        -        $(5)           -            -        -       -      $(5)
Amortization of 1,400,000 options
 under 2004 stock option plan         -       -        -         $7            -            -        -       -       $7
Amortization of 4,650,000 options
 under 2006 stock option plan         -       -        -        $35            -            -        -       -      $35
Net unrealized loss on foreign
 exchange                             -       -        -          -            -            -        -      $7       $7
Net (loss)                            -       -        -          -        $(832)           -        -       -    $(832)
                                 ---------------------------------------------------------------------------------------
Balance December 31, 2006        26,714      $3     $(20)   $34,370      $(7,164)    $(26,402)      $-     $(4)    $783
------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

(1)  Organisation
-----------------

         Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with Mr JI Gutnick and Mrs S Gutnick. These companies owned 77.48% of Golden River Resources as of December 31, 2006. During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company's name to Golden River Resources.

(2) Short-Term Advance - Affiliate
----------------------------------

         During the six months ended December 31, 2006 the Company repaid A$1,329 owing to Joseph Gutnick, President of Golden River Resources.

(3)  Affiliate Transactions
---------------------------

         Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

         Included in receivables at December 31, 2006 was A$112,374 due by AXIS, an affiliated management company. At December 31, 2005 the Company owed AXIS A$34,003. During the six months ended December 31, 2006 and 2005 AXIS advanced Golden River Resources A$53,000 and A$577,500, respectively, provided services in accordance with the service agreement of A$183,169 and A$187,192 respectively and advanced/reimbursed AXIS A$362,000 and A$546,000 respectively for outstanding amounts, including carried forward outstanding amounts and a short term advance to assist with the payment of anticipated future costs incurred on the behalf of the Company. During the six months ended December 31, 2005 AXIS charged interest of A$18,366 at an interest rate of 9.35%. During the six months ended December 31, 2006 the Company charged AXIS interest of A$6,992 at an interest rate between 9.35% to 10.10%.AXIS is affiliated through common management and ownership.

         Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. During the six months ended December 31, 2005, Wilzed loaned the Company A$742,199 and charged interest of A$36,893. The interest rate charged by Wilzed for the six months ended December 31, 2005 was 9.35%. At December 31, 2005, the Company owed Wilzed A$1,455,244. At December 31, 2006, there were no amounts owing to Wilzed as they had been repaid in full during the twelve months ended June 30, 2006.

         Interest expense incurred on loans and advances due to affiliated entities approximated A$55,239 in the six months ended December 31, 2005 and $nil in the six months ended December 31, 2006.

(4)  Going Concern
------------------

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Golden River Resources as a going concern. Golden River Resources is in the exploration stage, has sustained recurring losses which raises substantial doubts as to its ability to continue as a going concern.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

(4)  Going Concern (Cont'd)
---------------------------

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

         The accumulated deficit of the Company from inception through December 31, 2006 amounted to A$33,566,000 of which A$7,164,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through December 31, 2006.

(5)  Income Taxes
-----------------

         Golden River Resources should have carried forward losses of approximately US$22.6 million as of June 30, 2006 which will expire in the year 2007 through 2025. Golden River Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry forwards, management has provided a full valuation against the related tax benefit.

(6)  Issue of Options under Stock Option Plan
---------------------------------------------

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

         Consistent with the provisions of APB No.25, the Company recorded the fair value of stock option grants in stockholders equity. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. Accordingly, as provided in SFAS No.123R, effective July 1, 2005, the Company has reversed A$198,000 representing the unamortized restricted stock compensation included in stockholders equity, at June 30, 2005, for the unvested portions of stock option grants awarded prior to the effective date of SFAS No.123R.

         The Company has accounted for all options issued based upon their fair market value using either the Black Scholes or Binomial option pricing model.

         In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 1,400,000 options and up to a further 500,000 options to acquire shares of common stock in the Company, at an exercise price of US$1.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. Of the total 1,400,000 options issued, 350,000 vested immediately following shareholder approval, 50,000 vested on September 30, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January 27, 2006 and 333,335 vested on July 27, 2006. An additional 500,000 options were not granted as the proposed recipient had resigned prior to the date on which the options were issuable. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on September 30, 2004 and is considered by the Company's Directors to be the fair value of the common stock. The options expire on October 15, 2014.

         The Company has calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

(6)  Issue of Options under Stock Option Plan (Cont'd)
------------------------------------------------------

cents per option. The total value of the options equates to A$575,100 (US$445,900) and is being amortized over the vesting period. For the six months ended December 31, 2006, the amortization amounted to A$6,771. At December 31, 2006, the options were fully vested.

         During the three months ended September 30, 2005, 50,000 options lapsed when Mr P. Ehrlich resigned as a Director and during the three months ended September 30, 2006 250,000 options lapsed when Mr P. Althaus resigned as Chief Operating Officer.

         A summary of the options outstanding and exercisable at December 31, 2006 are as follows:

                                               Outstanding              Exercisable
Number of options                                1,100,000                1,100,000
Exercise price                                     US$1.00                  US$1.00
Expiration date                           October 15, 2014         October 15, 2014


         On October 19, 2006, the Directors of the Company agreed to offer a further 4,650,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US30.84 cents, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 ("T1"), 1/3 on October 19, 2008 ("T2") and 1/3 on October 19, 2009 ("T3"). The Company obtained an external valuation on the options from an unrelated third party..

         The Company has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.166, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to A$696,976 (US$550,100) and is being amortized over the vesting periods. For the six months ended December 31, 2006, the amortization amounted to A$35,814. At December 31, 2006, the unamortized deferred compensation related to these 4,650,000 options amounted to A$494,628.

         When aggregated with the amortization of the options issued in October 2004, for the six months ended December 31, 2006, the total amortization amounted to $42,585.

         A summary of the options outstanding and exercisable at December 31, 2006 are as follows:

                                               Outstanding              Exercisable
Number of options                                4,650,000                        0
Exercise price                                    US$0.308                 US$0.308
Expiration date                           October 19, 2016         October 19, 2016

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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

         6 months ended December 31, 2005 A$1.00 = US$.7301 6 months ended December 31, 2006 A$1.00 = US$.7893 6 months ended December 31, 2005 A$1.00 = CDN$.8513 6 months ended December 31, 2006 A$1.00 = CDN$.9207

RESULTS OF OPERATION

Three Months Ended December 31, 2006 vs. Three Months Ended December 31, 2005.

         Revenue increased from A$nil in the three months ended December 31, 2005 to A$4,073 in the three months ended December 31, 2006. The increase in revenue is a result of interest earned on monies owed to the Company by AXIS A$3,529 and from the monies held in bank accounts A$528.

         Costs and expenses decreased from A$370,000 in the three months ended December 31, 2005 to A$247,000 in the three months ended December 31, 2006. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months ended December 31, 2006 to the three months ended December 31, 2005 does not always present a true comparison.

         The decrease in expenses is a net result of:

         a) a decrease in interest expense (net) from A$37,009 for the three months ended December 31, 2005 to A$nil for the three months ended December 31, 2006. For the three months ended December 31, 2006, the Company had no interest bearing liabilities as they had been repaid in full. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged A$10,460 in interest on outstanding amounts at a rate of 9.35% for the three months to December 31, 2005, Wilzed charged A$20,039 in interest and A$8,000 general interest was charged on outstanding accounts payable liabilities.

         b) an increase in legal, accounting and professional expense from A$24,000 for the three months ended December 31, 2005 to A$55,000 for the three months ended December 31, 2006 primarily as a result of additional work in reviewing agreements for which there was no comparable amount in the three months ended December 31, 2005.

         c) a decrease in administrative costs including salaries from A$164,000 in the three months ended December 31, 2005 to A$106,000 in the three months ended December 31, 2006, primarily as a result of reduced administrative salaries and costs following the resignation of the Chief Operating Officer.

         d) a decrease in the exploration expenditure expense from A$87,000 for the three months ended December 31, 2005 to A$50,000 for the three months ended December 31, 2006 primarily as a result of decreased exploration activity. The cost for the three months ended December 31, 2006 represents the field and sampling program undertaken at the Company's exploration properties within the Slave Craton in Nunavut, Canada and the cost of the Vice President Exploration and associated costs. No field exploration was undertaken during the 2005 field season due to the high level of field exploration in the 2004 field season and limited funding. During this period, exploration expenditure related to the cost of the Vice President Exploration and associated costs.

Three Months Ended December 31, 2006 vs. Three Months Ended December 31, 2005 Cont'd)

         e) a decrease in stock based compensation from A$58,000 for the three months ended December 31, 2005 to A$36,000 for the three months ended December 31, 2006. Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options pursuant to the 2004 Stock Option Plan.

                  Of the total 1,400,000 options issued, 350,000 vested immediately following shareholder approval, 50,000 vested on September 30, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January
         27, 2006 and the balance of 333,335 vested on July 27, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company's Directors to be the fair value of the common stock. The Company has calculated the fair value of the 1,400,000 options issued in January 2005 using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option or a total of A$575,100 (US$445,900). Of this amount, A$6,771 has been amortized and charged to operations in the December 2006 quarter.

                  A summary of the 2004 options outstanding and exercisable at December 31, 2006 are as follows:

                             Outstanding                                Exercisable
         Number of options                       1,100,000                1,100,000
         Exercise price                            US$1.00                  US$1.00
         Expiration date                  October 15, 2014         October 15, 2014

                  On October 19, 2006, the Directors of the Company agreed to offer a further 4,650,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US30.84 cents, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 ("T1"), 1/3 on October 19, 2008 ("T2") and 1/3 on
         October 19, 2009 ("T3"). The Company obtained an external valuation on the options for the purpose of determining the amortization of the options.

                  The Company has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a share price of US$0.166, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75%, volatility of 90%. The total value of the options equates to A$696,976 (US$550,100) and is being amortized over the vesting periods. For the six months ended December 31, 2006, the amortization amounted to $35,814.

                  When aggregated with the amortization of the options issued in October 2004, for the six months ended December 31, 2006, the total amortization amounted to $42,585.

                  A summary of the 2006 options outstanding and exercisable at December 31, 2006 are as follows :

                                                 Outstanding                          Exercisable
        Number of options                          4,650,000                                    0
        Exercise price                              US$0.308                             US$0.308
        Expiration date                     October 19, 2016                     October 19, 2016

         As a result of the foregoing, the loss from operations decreased from A$370,000 for the three months ended December 31, 2005 to A$243,000 for the three months ended December 31, 2006.

Six Months Ended December 31, 2006 vs. Six Months Ended December 31, 2005.

         The net loss was A$288,000 for the three months ended December 31, 2006 compared to a net loss of A$386,000 for the three months ended December 31, 2005.

         Revenue increased from A$nil in the six months ended December 31, 2005 to A$9,401 in the six months ended December 31, 2006. The increase in revenue is a result of interest earned on monies owed to the Company by AXIS (A$6,992) and from the monies held in bank accounts A$2,409.

         Costs and expenses increased from A$678,000 in the six months December 31, 2005 to A$780,000 in the six months ended December 31, 2006. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the six months December 31 2006 to the six months December 31, 2005 does not always present a true comparison.

         The increase in expenses is a net result of:

         a) a decrease in interest expense (net) from A$63,000 for the six months ended December 31, 2005 to A$nil for the six months ended December 31, 2006. For the six months ended December 31, 2006, the Company had no interest bearing liabilities as they had been repaid in full. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged A$18,366 in interest on outstanding amounts at a rate of 9.35% for the six months to December 31, 2005, Wilzed charged A$36,873 in interest and A$8,000 general interest was charged on outstanding accounts payable liabilities.

         b) an increase in legal, accounting and professional expense from A$39,000 for the six months ended December 31, 2005 to A$78,000 for the six months ended December 31, 2006. An increase in share register activity increased the fee for maintenance of the records by the external share registrar, and legal expenses for reviewing agreements.

         c) a decrease in administrative costs including salaries from A$315,000 in the six months ended December 31, 2005 to A$235,000 in the six months ended December 31, 2006. In the six month period to December 31, 2005, the Company employed a Chief Operating Officer and the costs of his salary and operating costs were treated as administrative expenses. The Chief Operating officer resigned in April 2006 and this resulted in a reduction in administrative costs as the Company did not have to pay the salary and operating costs in the six months ended December 31, 2006.

         d) an increase in the exploration expenditure expense from A$125,000 for the six months ended December 31, 2005 to A$424,000 for the six months ended December 31, 2006. The cost for the six months ended December 31, 2006 represents the field and sampling program undertaken of the Company's exploration properties within the Slave Craton in Nunavut, Canada. No field exploration was completed during the six months ended December 31,2005 due to the high level of field exploration in 2004 and limited funding.

         e) a decrease in stock based compensation from A$136,000 for the six months ended December 31, 2005 to A$43,000 for the six months ended December 31, 2006. Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options pursuant to the 2004 Stock Option Plan. Of the total 1,400,000 options issued, 350,000 vested immediately following shareholder approval, 50,000 vested on March 31, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January 27, 2006 and the balance of 333,335 vested on July 27, 2006. An additional 500,000 options were not granted as the proposed recipient resigned prior to the date on which the options were issuable. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on stock.

                  The Company has calculated the fair value of the 1,400,000 options issued in January 2005 using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option or a total of A$575,100 (US$445,900).

Six Months Ended December 31, 2006 vs. Six Months Ended December 31, 2005
(Cont'd)

         Of this amount, A$6,771 has been amortized and charged to operations for the six month period to December 31, 2006.

                  A summary of the 2004 options outstanding and exercisable at December 31, 2006 are as follows:

                                               Outstanding              Exercisable
         Number of options                       1,100,000                1,100,000
         Exercise price                            US$1.00                  US$1.00
         Expiration date                  October 15, 2014         October 15, 2014

                  On October 19, 2006, the Directors of the Company agreed to offer a further 4,650,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US30.84 cents, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 ("T1"), 1/3 on October 19, 2008 ("T2") and 1/3 on
         October 19, 2009 ("T3"). The Company obtained an external valuation on the options for the purpose of determining the amortization of the options.

                  The Company has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a share price of US$0.166, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75%, volatility of 90% and 20% discount on share price. The total value of the options equates to A$696,976 (US$550,100) and is being amortized over the vesting periods. For the six months ended December 31, 2006, the amortization amounted to $35,814.

                  When aggregated with the amortization of the options issued in October 2004, for the six months ended December 31, 2006, the total amortization amounted to $42,585.

                  A summary of the 2006 options outstanding and exercisable at December 31, 2006 are as follows:

                                                 Outstanding               Exercisable
        Number of options                          4,650,000                        -
        Exercise price                              US$0.308                        -
        Expiration date                     October 19, 2016                        -

         As a result of the foregoing, the loss from operations increased from A$678,000 for the six months ended December 31, 2005 to A$771,000 for the six months ended December 31, 2006.

         The net loss was A$832,000 for the six months ended December 31, 2006 compared to a net loss of A$701,000 for the six months ended December 31, 2005.

Liquidity and Capital Resources

         For the six months ended December 31, 2006, net cash used in operating activities was A$1,188,000 primarily consisting of the net loss of A$832,000; an increase in receivables of A$121,000 and a decrease in accounts payable and accrued expenses of A$342,000.

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

         The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock issuable upon exercise of the Special Warrants and the Warrants, which registration statement was declared effective on October 17, 2006.

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

         As of December 31, 2006 the Company had short-term obligations of A$245,000 comprising accounts payable and accrued expenses.

         We have A$821,000 in cash at December 31, 2006.

         During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. In relation to the Committee Bay Properties, this was more than the minimum required expenditure and as a result, we do not have a legal obligation to undertake further exploration on those properties during their life. However our properties are prospective for gold and other minerals. We undertook further exploration in August 2006 on the Slave Properties and to date we have spent A$374,000 on such exploration activities in fiscal 2007. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

                                     PART II

                                OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not Applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS

         (a)    Exhibit No.      Description
                ----------       -----------

                3.1              Amendment to Certificate of Incorporation of
                                  the Company (Incorporated by reference to Exhibit 3.7 to the Registrant's Registration Statement on Form SB-2, SEC file no. 333-135633)
                31.1             Certification of Chief Executive Officer
                                  required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
                31.2             Certification of Chief Financial Officer
                                  required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
                32.1             Certification of Chief Executive Officer
                                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002
                32.2             Certification of Chief Financial Officer
                                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

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

                             Dated February 12, 2007

                                 EXHIBIT INDEX

                Exhibit No.      Description
                -----------      -----------

                3.1              Amendment to Certificate of Incorporation of
                                  the Company (Incorporated by reference to Exhibit 3.7 to the Registrant's Registration Statement on Form SB-2, SEC file no. 333-135633)

                31.1             Certification of Chief Executive Officer
                                  required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
                31.2             Certification of Chief Financial Officer
                                  required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
                32.1             Certification of Chief Executive Officer
                                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002
                32.2             Certification of Chief Financial Officer
                                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002