Form 10QSB
period 2007-05-15
GOLDEN RIVER RESOURCES CORP.
filed 2007-05-15
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2007     or
                               --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              -----------   -----------
Commission File Number 0-16097
                       -------

                       GOLDEN RIVER RESOURCES CORPORATION
                          (formerly BAY RESOURCES LTD)
             (Exact name of Registrant as specified in its charter)

         Delaware                                    98-0079697
--------------------------                      --------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                    Identification No.)

        Level 8, 580 St. Kilda Road, Melbourne, Victoria, 3004 Australia
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        011 (613) 8532 2860
                                                     ------------------------


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X                    No
   ----------                ---------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                        No   X
   ----------                ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 26,711,630 outstanding shares of Common Stock as of May 12, 2007. (Does not include 10,000,000 shares of common stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration.)

    Transitional Small Business Disclosure Format (Check one) Yes      No  X
                                                                 -----   -----

Table Of Contents



                                                                        PAGE NO
                                                                        --------

PART I.      FINANCIAL INFORMATION

Item 1       Financial Statements                                           2
Item 2       Management's Discussion and
               Analysis or Plan of Operation                               12
Item 3       Controls and Procedures                                       15

PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                             16
Item 2       Unregistered Sales of Equity Securities and
               Use of Proceeds                                             16
Item 3       Defaults Upon Senior Securities                               16
Item 4       Submission of Matters to a Vote of Security Holders           16
Item 5       Other Information                                             16
Item 6       Exhibits                                                      16


SIGNATURES                                                                 17

EXHIBIT INDEX                                                              18

Exh. 31.1        Certification                                             19
Exh. 31.2        Certification                                             21
Exh. 32.1        Certification                                             23
Exh. 32.2        Certification                                             24

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

         In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2007, the results of its operations for the three and nine month periods ended March 31, 2007 and March 31, 2006, and the changes in its cash flows for the nine month periods ended March 31, 2007 and March 31, 2006, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2007
                                   (Unaudited)

                                                     A$000's
                                                    --------

ASSETS

Current Assets
Cash                                                    635
Receivables                                              98
Prepayments and Deposits                                 47
                                                    --------

Total Current Assets                                    780
                                                    --------

Non Current Assets
Property and Equipment, net                               3
                                                    --------

Total Non Current Assets                                  3
                                                    --------

Total Assets                                            783
                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
Accounts Payable and Accrued Expenses                   161
                                                    --------

Total Current Liabilities                               161
                                                    --------

Total Liabilities                                       161
                                                    --------

Stockholders' Equity:
Common Stock: $.0001 par value                            3
100,000,000 shares authorized,
26,714,130 issued
Additional Paid-in-Capital                           34,523
Less Treasury Stock at Cost, 2,500 shares               (20)
Other Comprehensive Loss                                 (4)
Retained Deficit during exploration stage            (7,478)
Retained Deficit prior to exploration stage         (26,402)
                                                    --------

Total Stockholders' Equity                              622
                                                    --------

Total Liabilities and Stockholders' Equity              783
                                                    ========

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
   Three and Nine Months Ended March 31, 2007 and 2006 and for the cumulative period July 1, 2002 (inception of exploration activities) to March 31, 2007
                                   (Unaudited)

                                                Three      Three       Nine       Nine
                                               Months     Months     Months     Months       July 1,
                                                Ended      Ended      Ended      Ended       2002 to
                                            March 31,  March 31,  March 31,  March 31,     March 31,
                                                 2007       2006       2007       2006          2007
                                              A$000's    A$000's    A$000's    A$000's       A$000's

Revenues                                          A$-        A$-        A$-        A$-           A$-
                                           ---------------------------------------------------------

Costs and Expenses:

Stock Based Compensation                         152         32        195        168           763
Exploration Expenditure                           10         37        434        162         3,096
Loss on Disposal of Equipment                      -          -          -          -             1
Interest Expense, net                              -         36          -         99           412
Legal, Accounting and Professional                12         39         90         78           577
Administrative                                   128        146        363        461         2,552
                                           ---------------------------------------------------------

                                                 302        290      1,082        968         7,401

                                           ---------------------------------------------------------

(Loss) from Operations                          (302)      (290)    (1,082)      (968)       (7,401)
Foreign Currency Exchange Gain (Loss)            (15)       (13)       (76)       (36)          (89)
Other Income:
Interest - net, related entity                     3          -         10          -            10
  - other                                          -          -          2          -             2
                                           ---------------------------------------------------------

(Loss) before Income Tax                        (314)      (303)    (1,146)    (1,004)       (7,478)

Provision for Income Tax                           -          -          -          -             -
                                           ---------------------------------------------------------

Net (Loss)                                      (314)      (303)    (1,146)    (1,004)       (7,478)

                                           ---------------------------------------------------------

Basic net (Loss) Per Common Equivalent
 Shares                                       $(0.01)    $(0.02)    $(0.04)    $(0.04)       $(0.50)

                                           ---------------------------------------------------------

Weighted Number of Common
Equivalent Shares Outstanding (000's)         27,823     16,714     27,823     16,714        15,073
                                           ---------------------------------------------------------

    See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                         Consolidated Statements of Cash
                 Flows Nine Months Ended March 31, 2007 and 2006
                          and for the cumulative period
      July 1, 2002 (inception of exploration activities) to March 31, 2007
                                   (Unaudited)

                                                                                       July 1, 2002
                                                                               2007    to March 31,
                                                                               2006           2007
                                                              A$000's       A$000's         A$000's
                                                        -------------  ------------  --------------

 CASH FLOWS FROM OPERATING ACTIVITIES

 Net (Loss)                                                   (1,146)       (1,004)         (7,478)

 Adjustments to reconcile net (loss) to net cash used
 in Operating Activities
 Foreign Currency Exchange Loss/(Gain)                            76            36              77
 Depreciation of Plant and Equipment                               6             5              24
 Stock based compensation                                        195           168             763
 Accrued interest added to principal                               -            26             184
 Net Change in:
 Receivables                                                     (58)           41             (91)
 Staking Deposit                                                   -             -              23
 Prepayments and Deposits                                          -             4             (54)
 Accounts Payable and Accrued Expenses                          (446)           52            (366)
 Short Term Advance - Affiliates                                  (1)            -             (36)
                                                        -------------------------------------------

 Net Cash (Used) in Operating Activities                      (1,374)         (622)         (6,954)
                                                        -------------------------------------------

 CASH FLOW FROM INVESTING ACTIVITIES

 Purchase of Plant and Equipment                                   -             -             (27)
                                                        -------------------------------------------

 Net Cash (Used) in Investing Activities                           -             -             (27)
                                                        -------------------------------------------

 CASH FLOW PROVIDED BY FINANCING ACTIVITIES

 Net Borrowings from Affiliates                                    -           643           1,031
 Sale of Warrants (net)                                           (7)            -           4,311
 Proceeds from Loan Payable                                        -             -           2,273
                                                        -------------------------------------------

 Net Cash Provided by (Used in)Financing Activities               (7)          643           7,615
                                                        -------------------------------------------

 Net Increase (decrease) in Cash                              (1,381)           21             634

 Cash at Beginning of Period                                   2,016             2               1
                                                        -------------------------------------------

 Cash at End of Period                                           635            23             635
                                                        -------------------------------------------

 Supplemental Disclosures
 Interest Paid                                                     -            15             359

 NON CASH FINANCING ACTIVITY
 Debt repaid through issuance of shares                            -             -           4,273
 Stock Options recorded as Deferred Compensation                   -             -             575

See Notes to Consolidated Financial Statements


                                   Common    Treasury   Additional    Retained      Retained
                                    Stock   Stock, at     Paid-in     (Deficit)     (Deficit)                Other
                         Shares    Amount        Cost     Capital   (during the     (prior to   Deferred   Compre-
                                                                    Exploration   Exploration    Compen-   hensive
                                                                         stage)        stage)     sation      Loss     Total
                        -------  --------  ----------  ----------  ------------    ----------   ---------  --------  --------
                          000's   A$000's     A$000's     A$000's       A$000's       A$000's    A$000's   A$000's   A$000's
Balance June 30, 2002    6,347        $1        $(20)    $25,175             -      $(26,402)         -         -   $(1,246)
Net loss                     -         -           -           -         $(681)            -          -         -      (681)
                        -----------------------------------------------------------------------------------------------------
Balance June 30, 2003    6,347        $1        $(20)    $25,175         $(681)     $(26,402)         -         -   $(1,927)
Issuance of 1,753,984
 shares and warrants
 in lieu of debt
 repayment               1,754         -           -      $2,273             -             -          -         -    $2,273
Sale of 1,670,000
 shares and warrants     1,670         -           -      $2,253             -             -          -         -    $2,253
Issuance of 6,943,057
 shares on cashless
 exercise of options     6,943        $1           -         $(1)            -             -          -         -         -
Net unrealized loss
 on foreign exchange         -         -           -           -             -             -          -       $(9)      $(9)
Net (loss)                   -         -           -           -       $(1,723)            -          -         -   $(1,723)
                        -----------------------------------------------------------------------------------------------------
Balance June 30, 2004   16,714        $2        $(20)    $29,700       $(2,404)     $(26,402)         -       $(9)     $867
Amortization of
 1,400,000 options
 under 2004 stock
 option plan                 -         -           -           -             -             -       $377         -      $377
Net unrealized gain
 on foreign exchange         -         -           -           -             -             -          -        $6        $6
Net/(loss)                   -         -           -           -       $(2,600)            -          -         -   $(2,600)
                        -----------------------------------------------------------------------------------------------------
Balance June 30, 2005   16,714        $2        $(20)    $30,275       $(5,004)     $(26,402)     $(198)      $(3)  $(1,350)
To eliminate deferred
 compensation against
 Paid-In Capital             -         -           -       $(198)            -             -       $198         -         -
Issuance of
 10,000,000 shares
 and 20,000,000
 options in lieu of
 debt repayment         10,000        $1           -      $1,999             -             -          -         -    $2,000
Sale of 20,000,000
 normal warrants             -         -           -        $997             -             -          -               $997
Sale of 10,000,000
 special warrants            -         -           -      $1,069             -             -          -         -    $1,069

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 March 31, 2007
                   and for the cumulative period July 1, 2002
             (inception of exploration activities) to March 31, 2007
                              (Unaudited) Continued

                                         Common  Treasury Additional  Retained      Retained   Deferred  Other
                                          Stock   Stock,   Paid-in     (Deficit)   (Deficit)    Compen- Compre-
                                 Shares  Amount     at     Capital   (during the   (prior to    sation  hensive  Total
                                                   Cost               Exploration  Exploration           Loss
                                                                        stage)       stage)
                                 ------- ------- -------- ---------- ------------ ------------ -------- ------- --------
                                   000's A$000's  A$000's    A$000's      A$000's      A$000's  A$000's A$000's  A$000's
Net unrealized loss on foreign
 exchange                             -       -        -          -            -            -        -     $(8)     $(8)
Net (loss)                            -       -        -          -      $(1,328)           -        -       -  $(1,328)
                                 ---------------------------------------------------------------------------------------
Balance June 30, 2006            26,714      $3     $(20)   $34,333      $(6,332)    $(26,402)      $-    $(11)  $1,571
Costs associated with sale of
 normal and special warrants          -       -        -        $(5)           -            -        -       -      $(5)
Amortization of 1,400,000
 options under 2004 stock option
 plan                                 -       -        -         $7            -            -        -       -       $7
Amortization of 4,650,000
 options under 2006 stock option
 plan                                 -       -        -       $188            -            -        -       -     $188
Net unrealized loss on foreign
 exchange                             -       -        -          -            -            -        -      $7       $7
Net (loss)                            -       -        -          -      $(1,146)           -        -       -  $(1,146)
                                 ---------------------------------------------------------------------------------------
Balance March 31, 2007           26,714      $3     $(20)   $34,523      $(7,478)    $(26,402)      $-     $(4)    $622
                                 ---------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2007

(1)  Organisation
     ------------

         Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with Mr JI Gutnick and Mrs S Gutnick. These companies owned 77.48% of Golden River Resources as of March 31, 2007. During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In June 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company's name to Golden River Resources.

(2)  Short-Term Advance - Affiliate
     ------------------------------

         During the nine months ended March 31, 2007 the Company repaid A$1,329 owing to Joseph Gutnick, President of Golden River Resources.

(3)  Affiliate Transactions
     ----------------------

                  Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

         Included in receivables at March 31, 2007 was A$57,567 due by AXIS, an affiliated management company. At March 31, 2006 the Company owed AXIS A$134,504. During the nine months ended March 31, 2007 and 2006 AXIS advanced Golden River Resources A$427,000 and A$94,250 respectively, provided services in accordance with the service agreement of A$305,817 and A$286,141 respectively and advanced/reimbursed AXIS A$53,000 and A$562,569 respectively for outstanding amounts, including carried forward outstanding amounts and a short term advance to assist with the payment of anticipated future costs incurred on the behalf of the Company. During the nine months ended March 31, 2006 AXIS charged interest of A$19,918 at an interest rate of 9.35%. During the nine months ended March 31, 2007 the Company charged AXIS interest of A$9,834 at an interest rate between 9.35% to 10.10%. AXIS is affiliated through common management and ownership.

         Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, provided loan funds to enable the Company to meet its liabilities and has paid certain expenses on behalf of the Company. During the nine months ending March 31, 2006, Wilzed loaned the Company A$809,999 and charged interest of A$71,156. The interest rate charged by Wilzed for the nine months was 9.35%. At March 31, 2006, the Company owed Wilzed A$1,556,627. At March 31, 2007, there were no amounts owing to Wilzed as they had been repaid in full during the twelve months ended June 30, 2006.

         Interest expense incurred on loans and advances due to affiliated entities approximated A$91,075 in the nine months ended March 31, 2006 and $nil in the nine months ended March 31, 2007.

(4)  Recent Accounting Pronouncements
     --------------------------------

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2007

(4)  Recent Accounting Pronouncements (Cont'd)
     -----------------------------------------
beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

         In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-- Including an Amendment of FASB Statement No. 115", which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial position.

(5)  Going Concern
     -------------

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

         The accumulated deficit of the Company from inception through March 31, 2007 amounted to A$33,880,000 of which A$7,478,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through March 31, 2007.

(6)  Income Taxes
     ------------

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

(7)  Issue of Options under Stock Option Plan
     ----------------------------------------

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

         Consistent with the provisions of APB No. 25, the Company recorded the fair value of stock option grants in stockholders equity. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. Accordingly, as provided in SFAS No.123R, effective July 1, 2005, the Company has reversed A$198,000 representing the unamortized restricted stock compensation included in stockholders equity, at June 30, 2005, for the unvested portions of stock option grants awarded prior to the effective date of SFAS No.123R.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2007

(7)  Issue of Options under Stock Option Plan (Cont'd)
     -------------------------------------------------

         The Company has accounted for all options issued based upon their fair market value using either the Black Scholes or Binomial option pricing method. Prior to 2006, the Company used the Black Scholes option pricing method to determine the fair market value of options issued. In 2006, the Company changed from using the Black Scholes option pricing method to the Binomial option pricing model. The Binomial option pricing model breaks down the time to expiration into a number of steps or intervals and can therefore be used to value American style options, taking into account the possibility of early exercise and reflect changing inputs over time. The options issued in 2006 have three vesting periods and therefore, the Company believed the Binomial option pricing model was a more accurate measure of the fair value of the options.

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

         The Company has calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$575,100 (US$445,900) and is being amortized over the vesting period. For the nine months ended March 31, 2007, the amortization amounted to A$6,771. At March 31, 2007, the options were fully vested.

         During the three months ended September 30, 2005, 50,000 options lapsed when Mr P. Ehrlich resigned as a Director and during the three months ended September 30, 2006, 250,000 options lapsed when Mr P. Althaus resigned as Chief Operating Officer.

         A summary of the options outstanding and exercisable at March 31, 2007 are as follows:

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

         The Company has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.166, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to A$696,976 (US$525,450) and is being amortized over the

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2007

(7)  Issue of Options under Stock Option Plan (Cont'd)
     -------------------------------------------------

vesting periods. For the nine months ended March 31, 2007, the amortization amounted to A$188,463. At March 31, 2007, the unamortized deferred compensation related to these 4,650,000 options amounted to A$508,513.

         When aggregated with the amortization of the options issued in October 2004, for the nine months ended March 31, 2007, the total amortization amounted to $195,234.

         A summary of the options outstanding and exercisable at March 31, 2007 are as follows:

                               Outstanding                 Exercisable
Number of options                4,650,000                           0
Exercise price                    US$0.308                    US$0.308
Expiration date           October 19, 2016            October 19, 2016

(8)  Loss per share
     --------------

         Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive loss per share has not been presented as the effects of common stock equivalents are anti-dilutive. The Company has on issue 10,000,000 special warrants which are exercisable at any time until expiration and for no consideration. However, there is a restriction in the subscription agreement that does not allow the Company to process a warrant exercise notice if the holder (and its associates) would hold more than 9.99% of the shares of common stock. Accordingly, the Company has included 1,109,000 shares issuable by exercise of the special warrants in the weighted number of common equivalent shares outstanding.

Earnings per share

         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share".

         The following table reconciles the weighted average shares outstanding used for the computation:


                                            Three months ended
                                                 March 31
Weighted average shares                     2007           2006
                                            000's         000's
Outstanding - basic                        26,714        16,714
            - Warrants                      1,109             -
                                       ------------------------
Weighted average shares outstanding        27,823        16,714
                                       ========================

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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

         9 months ended March 31, 2006 A$1.00 = US$.7110
         9 months ended March 31, 2007 A$1.00 = US$.8080
         9 months ended March 31, 2006 A$1.00 = CDN$.8302
         9 months ended March 31, 2007 A$1.00 = CDN$.9339

RESULTS OF OPERATION

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006.

         Other income increased from A$nil in the three months ended March 31, 2006 to A$2,965 in the three months ended March 31, 2007. The increase in other income - interest is a result of interest earned on monies owed to the Company by AXIS of A$3,529 and from the monies held in bank accounts of A$528.

         Costs and expenses increased from A$290,000 in the three months ended March 31, 2006 to A$302,000 in the three months ended March 31, 2007. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006 does not always present a true comparison.

         The increase in costs and expenses is a net result of:

a) a decrease in interest expense (net) from A$35,834 for the three months ended March 31, 2006 to A$nil for the three months ended March 31, 2007. For the three months ended March 31, 2007, the Company had no interest bearing liabilities as they had been repaid in full. For the three months to March 31, 2006, Wilzed charged A$20,039 in interest and A$8,000 general interest was charged on outstanding accounts payable liabilities. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged A$1,552 in interest on outstanding amounts at a rate of 9.35%

b) a decrease in legal, accounting and professional expense from A$39,337 for the three months ended March 31, 2006 to A$11,491 for the three months ended March 31, 2007. In the three months ended March 31, 2006, the Company incurred costs as a result of reviewing the proposed listing application and there was an increase in share registry maintenance fees for which there was no comparable amounts in the three months ended March 31, 2007.

c) a decrease in administrative costs including salaries from A$146,212 in the three months ended March 31, 2006 to A$127,344 in the three months ended March 31, 2007, primarily as a result of reduced administrative salaries and costs following the resignation of the Chief Operating Officer.

d) a decrease in the exploration expenditure expense from A$37,542 for the three months ended March 31, 2006 to A$9,762 for the three months ended March 31, 2007 primarily as a result of decreased exploration activity. The cost for the three months ended March 31, 2006 represents the cost of the Vice President Exploration and associated costs. For the three months ended March 31, 2007, the costs related to consultants providing exploration reviews and advice. No field exploration was undertaken during the quarters ended March 31, 2006 or 2007.

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006 (Cont'd)

         an increase in stock based compensation from A$33,000 for the three months ended March 31, 2006 to A$153,000 for the three months ended March 31, 2007 as a result of an increase in the number of options outstanding. See Note 7 concerning the Company's outstanding stock options.

         As a result of the foregoing, the loss from operations increased from A$290,000 for the three months ended March 31, 2006 to A$299,000 for the three months ended March 31, 2007.

         The Company recorded a foreign currency exchange loss of A$15,000 for the three months ended March 31, 2007 compared to A$13,000 for the three months ended March 31, 2006.

         The net loss was A$314,000 for the three months ended March 31, 2007 compared to a net loss of A$303,000 for the three months ended March 31, 2006.

         Other income increased from A$nil in the nine months ended March 31, 2006 to A$12,000 in the nine months ended March 31, 2007. The increase in other income - interest is a result of interest earned on monies owed to the Company by AXIS of A$10,000 and from the monies held in bank accounts of A$2,000.

         Costs and expenses increased from A$968,000 in the nine months ended March 31, 2006 to A$1,082,000 in the nine months ended March 31, 2007. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the nine months ended March 31, 2007 to the nine months ended March 31, 2006 does not always present a true comparison.

         The increase in expenses is a net result of:

a) a decrease in interest expense (net) from A$99,000 for the nine months ended March 31, 2006 to A$nil for the nine months ended March 31, 2007. For the nine months ended March 31, 2007, the Company had no interest bearing liabilities as they had been repaid in full. AXIS provides management and geological services to the Company pursuant to a Service Deed dated November 25, 1988. AXIS charged A$20,000 in interest on outstanding amounts at a rate of 9.35% for the nine months to March 31, 2006, Wilzed charged A$71,000 in interest and A$8,000 general interest was charged on outstanding accounts payable liabilities.

b) an increase in legal, accounting and professional expense from A$78,000 for the nine months ended March 31, 2006 to A$90,000 for the nine months ended March 31, 2007. The increase is primarily the legal and accounting expenses involved in the preparation of the registration statement to register the warrants issued to RAB.

c) a decrease in administrative costs including salaries from A$461,000 in the nine months ended March 31, 2006 to A$363,000 in the nine months ended March 31, 2007. In the nine month period to March 31, 2006, the Company employed a Chief Operating Officer and the costs of his salary and operating costs were treated as administrative expenses. The Chief Operating officer resigned in April 2006 and this resulted in a reduction in administrative costs as the Company did not have to pay the salary and operating costs in the nine months ended March 31, 2007.

d) an increase in the exploration expenditure expense from A$162,000 for the nine months ended March 31, 2006 to A$434,000 for the nine months ended March 31, 2007. The cost for the nine months ended March 31, 2007 represents the field and sampling program undertaken of the Company's exploration properties within the Slave Craton in Nunavut, Canada. No field exploration was completed during the nine months ended March 31, 2006 due to the high level of field exploration in 2004 and limited funding.

e) an increase in stock based compensation from A$168,000 for the nine months ended March 31, 2006 to A$195,000 for the nine months ended March 31, 2007 as a result of an increase in the number of outstanding options. See Note 7 concerning the Company's outstanding stock options.

Nine Months Ended March 31, 2007 vs. Nine Months Ended March 31, 2006 (Cont'd)

         As a result of the foregoing, the loss from operations increased from A$968,000 for the nine months ended March 31, 2006 to A$1,070,000 for the nine months ended March 31, 2007.

         The Company recorded a foreign currency exchange loss of A$76,000 for the nine months ended March 31, 2007 compared to A$36,000 for the nine months ended March 31, 2006.

         The net loss was A$1,146,000 for the nine months ended March 31, 2007 compared to a net loss of A$1,004,000 for the nine months ended March 31, 2006.

Liquidity and Capital Resources

         For the nine months ended March 31, 2007, net cash used in operating activities was A$1,374,000 primarily consisting of the net loss of A$1,146,000; a decrease in receivables of A$58,000, a decrease in accounts payable and accrued expenses of A$446,000 and an increase in stock based compensation of A$195,000.

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

         As of March 31, 2007 the Company had short-term obligations of A$161,000 comprising accounts payable and accrued expenses.

         We have A$635,000 in cash at March 31, 2007.

         During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. In relation to the Committee Bay Properties, this was more than the minimum required expenditure and as a result, we do not have a legal obligation to undertake further exploration on those properties during their life. However our properties are prospective for gold and other minerals. We undertook further exploration in August 2006 on the Slave Properties and to date we have spent A$434,000 on such exploration activities in fiscal 2007. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

Item 3.  CONTROLS AND PROCEDURES

         Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management, including the principal executive and financial officers, on a basis that permits timely decisions regarding timely disclosure. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedure as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Change in Internal Control over Financial Reporting

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

                               Golden River Resources Corporation

                               By:
                                            /s/ J.I. Gutnick
                                            ---------------------
                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                           (Principal Executive Officer)

                               By:

                                            /s/ Peter Lee
                                            ----------------------
                                            Peter Lee
                                            Peter Lee, Director, Secretary and
                                            Chief Financial Officer
                                           (Principal Financial Officer)

                                      Dated May 14, 2007

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