Form 10KSB
period 2007-06-30
GOLDEN RIVER RESOURCES CORP.
filed 2007-09-27
CIK 814904

United States
Securities and Exchange Commission
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
 (Mark one)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       June 30, 2007      or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________  to _______________
Commission File Number    0-16097

GOLDEN RIVER RESOURCES CORPORATION
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
Yes X	No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ]	No X
State Issuer’s Revenues for its most recent fiscal year.

None

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$2,730,027 as at  June 30, 2007.

There were 26,711,630 outstanding shares of Common Stock as of September 21, 2007.  (Does not include 10,000,000 shares of Common Stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration.  See Item 6.  “Management’s Discussion and Analysis of Financial Condition or Plan of Operation – Liquidity and Capital Resources.”)

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Issuer Yes:___                                                                           No:_X_

PART I

Item 1                                Business

General

Our name is Golden River Resources Corporation and we sometimes refer to ourselves in this Annual Report as “Golden River Resources”, the “Company” or as “we,” “our,” or “us.” We changed our name from Bay Resources Ltd to Golden River Resources in March 2006. We are an exploration stage mining company.  Our objective is to exploit our interest in the mineral claims in Nunavut, Canada which are in the Slave Craton and in the Committee Bay Greenstone Belt.  Our principal exploration target is for gold and we are seeking to determine whether adequate gold reserves are present on the property covered by our claims to develop an operating mine.  We are in the initial stages of our exploration program and have not yet identified any ore reserves.

We hold the interests in the Slave Craton directly and our wholly owned subsidiary named “Golden Bull Resources Corporation” (formerly 4075251 Canada Inc.) holds the interests in the Committee Bay Greenstone Belt.  Our wholly-owned subsidiary is referred to in this Annual Report as “Golden Bull”.

We sometimes refer to our claims collectively in this Annual Report as either the “Slave Properties” or the “Committee Bay Properties”.  Our claims are registered in the Mining Recorders Office in the Mining District of Nunavut and give us the right to explore and mine minerals from the property covered by the claims.

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

Currency.

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars.  References to dollars are to Australian dollars (A$) unless otherwise indicated as being Canadian dollars (CDN$) or United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 2007 have been translated into United States Dollars (“US$) using the rate of exchange at June 30, 2007 of A$1.00=US$0.8488.

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

Description Of Business

Introduction

We are an exploration stage company engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold mineralization. The main objective is to explore, identify, and develop commercially viable prospects over which we have rights that could produce revenues. These types of prospects may also contain mineralization of metals often found with gold, such as platinum and silver and other ‘base metals’ (copper, nickel, lead, zinc) which also may be worth processing. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any revenues.

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

Slave Craton Properties

During 2002, we reached an agreement with the Canadian company, Tahera Diamond Corporation, to explore for gold on Tahera’s extensive properties on the Slave Craton in Nunavut, Canada. At that time, Tahera’s Slave land package included 177 properties and 11 Inuit Owned Land (“IOL”) Concessions covering approximately 471,000 acres.  Tahera is a diamond mining company conducting diamond exploration in the northern Slave Craton and brought its Jericho diamond pipe into production in 2006.

The exploration properties of Tahera that the Company has access to are grouped into two main areas, the High Lake Volcanic Belt and the Contwoyto Formation, both of which are located in the Slave craton, Mackenzie District of Nunavut.

The exploration properties in the High Lake Volcanic Belt consist of the Hood River mineral properties and Inuit Owned Land (“IOL”) concessions located in the northwest section of the Slave Structural Province.  The land holdings include four mining properties totaling 10,330 acres, and the Hood River CO-20-00-03R IOL concession which encompasses 6,254 acres.  The high grade, Hood River gold showings identified to date occur within a 9 by 5 kilometer area in the west-central portion of the High Lake Greenstone Belt.  Four main mineralized areas are known to occur; the North Fold Nose, Penthouse, Crown and Blackridge prospects.

The exploration properties within the Contwoyto Formation consist of the CO-08-00-01,03,03 and 05 IOL Concessions which are located on the east side of Contwoyto Lake.  The original CO-08-00-01,03,03 and 05 Concession Agreement totaled 65,250 acres but has subsequently been reduced to cover 3,379.77 acres.  Mineralization specific to the properties includes a number of significant banded iron formation hosted gold prospects including the R44-R47, R43-R45, the 4-2 grid, , and the 5-5 grid prospects.

The agreement with Tahera dated March 7, 2002 gives us rights of access to exploration data of Tahera covering gold, silver and base metal potential on properties 100% held by Tahera or properties which are adjacent to or in the area of the Tahera properties. Tahera has an extensive database of data to which we have access, including geophysical surveys, overburden and bedrock mapping, overburden sampling and drilling data. We have agreed to pay them a two percent net smelter return royalty on any production from gold and base metals we discover having used Tahera’s extensive database.If during our exploration for gold, silver or base metals on the 100% Tahera held mineral properties, we discover diamonds, Tahera retains the rights to the diamonds. Under the agreement, if we wish to conduct exploration on the properties, we need to seek access to the properties and enter into an access agreement with Tahera, suitable to Tahera, which sets out the terms of our access. Our access cannot interfere with Tahera’s operations on the properties. Tahera has the sole and unfettered discretion to sell, transfer, assign, encumber, mortgage, pledge, hypothecate, allow to lapse, forfeit, surrender or in any way dispose of its interest in the properties. Should Tahera sell, transfer, assign the properties, we would then need to negotiate access with the new holder of the properties. We undertake exploration at our sole risk. Subject to Tahera’s rights, we have the right to exploit opportunities for gold, silver or base metals on the properties. In return, GRR has granted Tahera a 2% net smelter return royalty on any mineral deposit discoveries that GRR may identify.

We have entered into access agreements with Tahera for the 2004 to 2006 exploration programs. No field exploration was undertaken during 2007 and therefore we did not enter into an access agreement for 2007.

Each of the properties has minimum exploration expenditure commitments on an annual basis to retain the rights for the property. The minimum commitments can be met by actual exploration expenditure or by making a cash payment in lieu of exploration expenditure. Expenditures by both Tahera and GRR are counted towards the commitment. In 2004 and 2006, the commitments were met by a mixture of exploration expenditure and cash payments by both Tahera and GRR.

Exploration work undertaken by GRR is subject to the Mining Land Use Regulations of the Indian and Northern Affairs Canada Mining Act. This Act requires GRR to obtain permits prior to performing significant exploration programs and sets standards that must be met for development and reclamation.

On April 1, 1999, the Nunavut Land Claims Agreement, dated May 28, 1993, between the Inuit of Canada’s eastern arctic region and Her Majesty the Queen in right of Canada, came into force. Under this agreement, the Inuit were granted ownership of approximately 360,000 square kilometers of land in an area referred to as the Nunavut Settlement Area, including ownership of subsurface rights in approximately 37,500 square kilometers of those lands.  Third party interests in lands in the Nunavut Settlement Area created on or after April 1, 1999 are granted, in the case of surface rights, by the appropriate regional Inuit association and, in the case of subsurface rights, by Nunavut Tungavik Incorporated (“NTI”) which will hold subsurface title to Inuit owned lands and will be additionally responsible, in consultation with the appropriate regional Inuit associations, for the administration and management of those subsurface rights.  The Tahera Inuit Owned Lands property CO-20-00-03R is administered by the NTI.  All non-IOL properties are administered by the Federal Government of Canada.

A list of the mining properties that are covered under the Tahera/GRR agreement appears as Appendix B to this Annual Report.  Exploration interest is currently focused on the CO-20-00-03R IOL concession.

The claims are maintained in good standing by applying an annual work commitment or a payment in lieu of work.  Fees and exploration expenditures associated with the maintenance of Tahera Corporation’s ground covered under the Slave Craton Agreement with Golden River Resources are the responsibility of Tahera.

Location

Hood River Ground

The Hood River mineral properties and Inuit Owned Land Concessions are in the High Lake Volcanic Belt located in the northwest section of the Slave Structural Province in the Mackenzie District of Nunavut. The land holdings include 4 mining properties totalling 10,330 acres, and the Hood River CO-20-00-03R IOL concession which encompasses 15,454 acres.  Only the IOL concession is within the greenstone component of the High Lake Volcanic Belt and therefore of exploration interest to us. The approximate center of the Inuit Concessions is about 45 kilometers north of the Arctic Circle, and 530 kilometers north-northeast of Yellowknife. The IOL Concessions are held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera). There are no known encumbrances on the concessions.

FIGURE 1.	Location of the Project Area within Nunavut and the Slave Structural Province.

FIGURE 2. –
Location of the Properties Covered By the Tahera / Golden River Resources Agreement.  Lakes and rivers are shown in blue; the Contwoyto IOL concession blocks are indicated by the green filled polygons.  The Hood IOL concession is indicated as black filled polygons and labeled as the “Hood Group” (modified: January 18, 2007)

Contwoyto Lake Ground

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

Access, Infrastructure, Local Resources

Access to all the areas in the Slave Craton is by aircraft. In summer months, float equipped aircraft may land on local lakes of appropriate size including Contwoyto Lake, Napatulik Lake, Penthouse Lake (unofficial name), and Carat Lake. In addition, airstrips are available for fixed wing aircraft equipped with tundra tires at the Lupin mine site, the Ulu mine site, and Tahera’s Carat Camp (Jericho). Helicopter support is needed to mobilize personnel from camp sites to the property areas. The winter road which links Yellowknife to the Lupin mine site on Contwoyto Lake has historically been used for economical transportation of supplies in winter months. This road has since been extended to Tahera’s Carat Camp.

Tahera’s properties are located in the treeless Arctic within the zone of permafrost. The weather in the property areas is typical of the continental barren lands which experience cool summers and extremely cold winters. Winter temperatures can reach -45 degrees.  Summer temperatures are generally in the 5 to 10 degree Celsius range but can reach the high 20's degrees Celsius. Average annual snowfall rarely exceeds 1 meter, most of which falls during autumn and spring storms. Small lakes are clear of ice usually by the third week in June and start freezing over again in late September.

The topography of the area consists of low rolling hills with areas of low-lying swampy muskeg.  Local relief is low, rarely exceeding 150 meters.

The closest community with regularly scheduled air service is Kugluktuk (formerly Coppermine) which is 145 kilometers northwest of the Anuri/Rockinghorse concessions and 200 kilometers northwest of the Hood River concessions. First Air has scheduled flights everyday from Yellowknife to Kugluktuk. The main centre for transportation to the properties is through Yellowknife, 530 kilometers southwest of the Hood River concessions, and 410 kilometers southwest of the Contwoyto concessions. Fixed wing and helicopter charter services are available in Yellowknife, as are all supplies (groceries, lumber, fuel, etc.) and expediting services. Additional existing infrastructure to help service the land holdings includes Tahera’s Jericho minesite and Woldens’ Lupin and Ulu minesites.  There is currently no infrastructure on the Contwoyto IOL concessions.

Exploration History

There are currently no known gold, silver or base metal mineral reserves identified on the Hood or Contwoyto IOL concessions.  All work undertaken in the past has been strictly exploratory in nature.

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

In 1999 the Nunavut Land Claims Agreement came into effect and granted surface ownership of about 360,000 square kilometers of land to the Inuit, of which they have the subsurface rights for approximately 37,500 square kilometers. Nunavut Tungavik Incorporation (NTI) is the entity through which these subsurface rights are administered. The Hood River area around the Ulu deposit (CROWN, DEN, FIDO and ULU) in which Golden River Resources has an exploration interest was ultimately incorporated into NTI lands, with the exception of the original ULU claim.

In March, 2003, Strongbow Resources Inc. and Nunavut Tungavik Incorporated announced an agreement whereby Strongbow could explore a large parcel of land which covers all the south half of the High Lake Greenstone Belt and borders Tahera’s IOL concession on the east, south, and west.

Contwoyto Formation

Following the discovery of the Lupin Mine on the western shore of Contwoyto Lake in 1960, exploration for additional Lupin-style banded iron formation hosted gold deposits commenced throughout the Contwoyto Formation. This resulted in the discovery of a number of prospects many of which occur on Tahera’s Contwoyto properties.

Significant results that substantiate the gold prospectivity of the region have been reported on several key areas which include the R43-R45, the R44-R47 and the 5-5 prospects.

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

The Yellowknife Supergroup, important for ore deposits, occurs as twenty-six linear volcanic belts surrounded by granitic batholiths. These belts are typically isoclinally folded and largely range in age from 2715-2671 million years. The belts have been divided in the literature into mafic volcanic-dominated (Yellowknife-type) and felsic volcanic-dominated (Hackett River-type). Yellowknife-type volcanic belts are dominated by massive to pillowed basalt flows with lesser amounts of felsic volcanic and volcaniclastic rocks, clastic sedimentary rocks and occasionally synvolcanic conglomerate and carbonate units. The Hackett River-type belts are defined by the abundance of calc-alkaline felsic and intermediate volcanic rocks intercalated with turbidite.

At least five episodes of Proterozoic diabase dyke “swarms” (2400 million years – 600 million years) have been recorded in the Slave Structural Province. These dyke sets form local positive relief where they intrude easily eroded lithologies such as the metaturbidites and negative relief in areas where they are juxtaposed with granites and gneisses.

No known gold, silver or base metal mineral reserves are known on our land. All previous programs have been exploratory in nature.

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

Further mineralized zones were discovered in the central fold of the North Fold Nose. A highly anomalous gold value was produced within the prospect area from narrow quartz-pyrite vein rubble.

Previous exploration has outlined five zones of gold mineralization on the Crown prospect (now largely within the properties). At the “Main Zone”, several highly anomalous gold values were returned from an 800 meter long silicified basalt/biotite schist contact. Seven trenches were dug in the Main Zone area. Silicified zones up to 6 meters wide with arsenopyrite were noted. The “B” zone is parallel to and 80 meters east of the Main Zone. The structural setting and mineralogy here is similar to the Main Zone.  Elevated gold values have been identified over a distance of 450 meters and the zone is reported open to the north. Elevated gold values were also reported from grab samples of silicified basalt and sediments with arsenopyrite in the “Western Zone” and in the folded stratigraphy of the “Eastern” and “Fold” zones.

To the northwest of the Crown prospects are the Penthouse prospects. The original sampling on the South Penthouse grid returned anomalous gold values. The highest grade sample was from a silicified north-trending shear zone which was traceable for 200 meters. A northeast trending shear, traceable for 250 meters on the North Penthouse area returned significant gold result from narrow arsenopyrite bearing veins. Additional highly prospective zones of mineralization have been identified in the Penthouse area.

Polymetallic quartz veins in the area contain highly elevated silver values along with anomalous zinc, lead, cadmium, and antimony values. This style of mineralization is very similar to the auriferous polymetallic quartz vein at the Northern Fold Nose on the historic ULU 2 claim.

Five principal styles of mineralization were identified by BHP on the Penthouse grid, namely i) Auriferous silicified zones with arsenopyrite in sediments; ii) Auriferous arsenopyrite-bearing quartz veins at mafic volcanic-sediment contacts; iii) Auriferous polymetallic quartz veins transecting the mafic volcanic stratigraphy; iv) Stratabound massive sulphide mineralization at the mafic volcanic-sediment contact; and v) Auriferous polymetallic quartz veins hosted by sediments adjacent to the same mafic volcanic-sediment contact.

Massive sulphide mineralization is present as discontinuous pods up to 1.5 meters thick along the western basalt-sediment contact on the south Penthouse grid.  Historically, anomalous values of gold, silver, copper lead and zinc were returned from surface grab sampling. No drilling was carried out on this prospect.

South of the Crown prospects, across the southeastern edge of a granitic intrusion is the Blackridge prospect last worked by Aber Resources Ltd. The mineralization here consists of an altered and locally brecciated gabbro-hosted silicified zone. The principal mineralized zone has been traced for at least 700 meters northeast and is 2.5 - 3.5 meters wide. Anomalous gold values have been identified along this structure.

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

The R43-R45 prospect is hosted by a Z-shaped folded iron formation up to 10 meters wide and traceable for over 1.3 kilometers. The area is mainly unsampled. The geology, mineralization, alteration and structure are extremely similar to the Lupin gold mine (located just 28 kilometers to the west) where gold mineralization is in a “Z” folded iron formation with pyrrhotite and arsenopyrite. The R43-R45 “Z” fold is of the same magnitude as Lupin. No drilling has ever been reported here.

The R44-R47 prospect is hosted by an iron formation up to 5 meters wide and traceable on surface for 1.9 kilometers. Significant gold values have been returned from surface sampling; however, no drilling has been reported.

On the 4-2 prospect, previous explorers have traced a sulphide-rich iron formation, in boulders up to 2 meters in size, on surface for 200 meters. Significant gold assays have been returned; however, no follow-up drilling appears to have been done.

On the 5-5 prospect, several east-west trending, 300 to 2,700 meters long EM conductors have been outlined. A total of six iron formations have been identified, four of which are coincident with the EM conductors. Sulphide rich boulders of iron formation at the southwest section of Grid 5-5 yielded gold values. The “Fox A” prospect is also within the 5-5 Grid area and the iron formation is 33 meters wide and 220 meters long and has returned gold values. Drilling in 1987, on the 5-5 prospect, included 8 holes totaling 942 meters. All eight holes intersected iron formation and returned gold from a section containing pyrite, arsenopyrite and pyrrhotite. Four short drill holes on the 5-5 grid in 1988 tested a folded iron formation as outlined by an IP survey. DDH 88-4, drilled 225 meters west of an earlier high grade intercept, intercepted a further significant gold intersection in pyrite-rich siliceous iron formation. A further high grade surface prospect in arsenopyrite and quartz- rich iron formation boulders was apparently not drilled. The other drill holes intersected siliceous +/- sulphidic iron formation ranging from 5.7 to 15.0 meters thick.

Work Programs

The first phase of the Company’s planned exploration programs over the Hood River and Contwoyto IOL claim groups was carried out in August 2004 and consisted of exploration mapping, sampling and prospecting. This initial program was designed to follow up and assess geophysical and geological anomalies reported by previous workers with a focus on targeting and expanding areas for phase two work.

Hood River Ground

Golden River Resources spent $104,446 on exploration on the Hood River IOL Concessions. Four key areas warrant further investigation.

Northern Fold Nose - This zone is located approximately 3 kilometers north of the ULU deposit and is thought to be part of the major fold structure which hosts the ULU deposit. Additional mineralized zones were discovered within the Northern Fold Nose area than previously described. Acicular arsenopyite was noted in narrow shears within silicified basalt just south of the Northern Fold Nose. Chip sampling of the exposed veins during the 2004 field season yielded several samples carrying anomalous gold values.

Penthouse - The Penthouse prospects are underlain by a geologically and structurally complex package of mafic volcanic and metasediments. The metasediments are thought to form the conduit for mineralizing fluids. Gabbroic sills occur within the mafic volcanics and sediments and form marker horizons outlining the structural complexity of the area.

A total of 65 samples were taken in the North Penthouse area; 36 per cent of the samples taken from this area yielded anomalous gold assays.

A total of 53 samples were taken from the South Penthouse area with 15 per cent returning anomalous gold values. In both of the Penthouse areas, the samples exhibited a strong, positive arsenic-gold relationship.

Analysis of airborne geophysical data suggests that the South and North Penthouse areas are actually one zone that is over 2 kilometers in strike length.

Crown - The 2004 field work consisted largely of examining and sampling of the trenches in this area. A total of 60, 1.0 meter to 1.5 meter chip samples were taken from these trenches and 32 per cent of these samples returned with anomalous gold values.

Blackridge area - The main prospect occurs along a gabbro-sediment contact. The previously described linear mineralized contact zone was extended to slightly over 750 meters.

Anomalous results were returned from siliceous metavolcanics and metasediments with the highest gold values being returned from trenches cut into the gabrro - metavolcanic/metasediment contact zone. A total of 39 samples were taken from this area. Elevated gold and copper values were noted. A total of 40 per cent of the samples taken returned anomalous gold values. Overall, our 2004 results were an improvement over the reported historical results.

Contwoyto IOL Concessions

We spent CDN$109,057 on exploration on the Contwoyto IOL Concessions. Some key areas that warrant further investigation include:

Grid 5-5 Area - Field work revealed the area to be underlain by a package of amphibole-rich, silicate facies iron formation This area produced the best gold results in the Contwoyto concessions.  Geophysics indicated the zone trends west, off shore, into the lake proximal to the Grid 5-5 zone.

An airborne geophysical survey has outlined a number of strong magnetic anomalies that have no surface expression.  These areas require further investigation.

Further Exploration

Subsequent to the completion of the 2004 exploration program, the IOL concession area in the Contwoyto Lake was dramatically reduced from 65,250.8 acres to 21,533.1 acres. All prospective ground was retained. The area reduction was done in conjunction with Tahera and it served to also greatly reduce the amount of exploration assessment requirement for this area. A program of approximately $63,300 would be required to maintain the ground into 2006.  A small portion of the Hood River IOL Concession area was also reduced with all prospective ground retained for further exploration. Due to large exploration expenditures by Tahera within these concessions prior to 2005, there was no exploration assessment spending required during 2005 to maintain this ground.

As a result of the 2004 field season, several areas have emerged as having a strong potential for hosting gold mineralization, based on geological, mineralogical and structural criteria and as such require further examination.

In late July 2006, Golden River Resources mobilized equipment and personnel to further prospect, assess and evaluate the Contwoyto Lake and Hood River areas. The work program was to follow up Golden River Resources’ highly successful 2004 examination with a focus on highlighting key areas for drilling in the planned winter drill program.

During the 2006 summer field program, 901 samples were taken and several areas were targeted as key regions for future work based on current geological modelling, the re-assessment of historical work and sample results from the 2004 program. All samples were sent for preparation and analysis by Acme Analytical Laboratories Ltd. Samples will be analysed with a 36 element geochemical procedure and gold Fire Assays will be conducted where warranted.

The field program and sampling was under the direct supervision of Bruce Goad, P. Geo., a Qualified Person under the applicable Canadian disclosure regulations for mineral exploration companies.

Our most recent results from 343 rock outcrop samples collected primarily in three prospective sectors continue to show encouraging results. Of the 343 samples;117 returned values greater than 0.5 g/t gold and 33 contained 3.0 g/t to 60.0g/t gold

Significant results are presented in table format below.

Sample No	Property	Gold ppb	Gold g/t	Silver g/t
167468	Penthouse South	>100,000	62.18	12.9
167470	Penthouse South	20,926	39.79	4.4
150361	Penthouse South	28,317.7	38.68	5.3
150205	Penthouse South	5,275.3	9.41	0.9
147250	Penthouse North	5,940	8.88	2.4
BR040	Penthouse North	2,831.9	8.73	3.3
150226	Penthouse South	8,501.7	7.8	6.4
150238	Penthouse North	8,283.7	7.49	3.5
150216	Penthouse South	5,703.7	5.81	76
150218	Penthouse South	5,595.5	5.68	57.3
167474	Penthouse South	3,623	5.33	19.2

The Penthouse prospect covers a large structurally controlled 3 kilometer long zone of sheared and brecciated siliceous basalts and sediments that may be directly analogous to the nearby Ulu deposit. Arsenopyrite mineralization is abundant over a 500 metre wide by 2,700 metre long area proximal to the volcanic-sediment contact.

The results indicate the need for follow up drill investigation. These surface results will be combined with our geophysical data to form the basis for new drill targets in 2007.

Sample No	Property	Gold ppb	Gold g/t	Silver g/t
150241	North Fold Nose	57793.2	70.46	29.3
150245	North Fold Nose	40704.4	46.06	85.1
185863	North Fold Nose	17578.2	19.79	6.8
185851	North Fold Nose	16562	16.75	4.8
150242	North Fold Nose	14444	18.44	10.9
150246	North Fold Nose	5526.9	6.48	10.8
150248	North Fold Nose	4537.3	5.7	2.2
150249	North Fold Nose	4257.2	4.91	1.9
185852	North Fold Nose	3098.2	5.01	1.5

These samples were collected over an area measuring 400 metres by 800 metres. The North Fold Nose zone is located approximately 3 km north of the ULU deposit and is thought to be part of the same major fold structure which hosts the ULU deposit.

With the use of recent airborne geophysical surveys and new structural data, Golden River Resources has outlined numerous zones of banded iron formations with strike lengths of over several kilometres on the Contwoyto concessions.A total of 381 samples were collected from the six Contwoyto concession subsections. To date the scope of work has been limited to a more regional nature in this area. The majority of the best values (between 600 and 14,000 ppb gold) come from folded and faulted deformation zones within several of the iron formation horizons. The size and nature of at least these areas appear similar to the nearby Lupin Mine. Several new claims were staked over some of the most promising areas. Further detailed work is required over the principle areas of the Contwoyto concession.

Contwoyto Lake Area

Numerous new zones of banded iron formations were identified in this summers’ program. Principle areas within the property include thick sequences of banded iron formation with strike lengths of over several kilometres. With the use of recent airborne geophysical surveys and new structural data, Golden River has outlined favourable gold-bearing deformation zones of the iron formation that appear similar to the nearby Lupin Mine.

Hood River Area

Several areas within the High Lake area returned anomalous gold results collected during our sampling program in 2004 and 2006.

Several prospective zones were re-examined; however, the Penthouse area became the main focus of the 2006 Hood River assessment. Here, a large 3 kilometer zone of sheared and brecciated siliceous basalts and sediments occurs that may be analogous to the nearby Ulu deposit. Arsenopyrite mineralization is abundant and appears structurally controlled.

Golden River is very encouraged by the 2006 exploration program which was successful in finding new locations of strong mineralization this field season. Following the field investigation program, the characteristics and prospectivity of the Penthouse zone are better understood and the area presents an excellent drill target.

Committee Bay Belt

In June 2002, we staked land in the highly prospective Committee Bay Greenstone Belt.  Golden River Resources owns 100% of the Committee Bay Area properties.  All claims are on federally owned ground and mineral title is administered by the federal government.

The Committee Bay Greenstone Belt is located approximately 240 kilometers northeast of Baker Lake in Nunavut, Canada and is believed to represent the largest under-explored greenstone belt in North America, with potential to host world-class gold deposits.

The geology is highly prospective for banded iron formation hosted gold mineralization (as in the 3 million ounce Meadowbank and the 4.6 million ounce Meliadine gold deposits located to the south of the properties, north the hamlets of Baker Lake and Rankin Inlet, respectively). Our properties protect several auriferous iron formations. In addition to the banded iron formation hosted gold targets, this belt has potential for shear-hosted lode gold, Witswaterstrand style gold, komatiite hosted stratiform nickel-copper (Kambalda analogy), and platinum group elements (“PGE’s”) in layered igneous complexes (Laughland Lake Anorthosite Suite).

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

Location

The Committee Bay Claims are located 245 to 365 kilometers northeast of the town of Baker Lake (Qamani’tuaq), Nunavut, Canada, or 210 to 320 kilometers west to southwest of the town of Repulse Bay (Ngoldjat). The community of Kagaaruk (formerly Pelly Bay) is 190 to 305 kilometers northeast of the claim groups. Our land holdings in the Committee Bay Greenstone Belt include 21 properties in 10 claim blocks. These properties total approximately 49,439.48 acres and all were recorded on October 16, 2002.

Figure 5. – Location of Committee Bay Area Properties

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

Following the release of Heywood’s original geology map of the area in 1961, several exploration companies performed work in the Committee Bay Greenstone Belt. The nickel-copper potential of ultramafic rocks was the primary target of this first exploration wave. In 1969 to 1970, explorers mapped, sampled and conducted limited geophysical surveys on areas now covered by our A and E properties. This program outlined several electromagnetic conductors coincident with surface mineralization. The best trenched nickel value occurred on the “EE” properties within a 1.46 kilometer long conductor.

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

Southwest of the central tonalite, in the area of our Pickle properties, several permits were granted to the Committee Bay Joint Venture (CBJV) in 1993. Sampling by CBJV returned gold values in sheared banded iron formation with pyrite + arsenopyrite. Although CBJV’s Pickle 1 claim was staked in 1995, no follow-up work was reported. The iron formation at this site is 70–100 meters thick and traceable for 1.5 kilometers.

In 1992, reconnaissance sampling in the Committee Bay area was undertaken on behalf of the CBJV. Several highly anomalous gold values were returned from rock samples taken. Follow-up work was performed in 1993. High gold values corresponded with banded iron formation with quartz veining and/or silicification and pyrite + pyrrhotite ± arsenopyrite. In 1995, further rock samples were taken, and eight drill holes totaling 811.41 meters completed. This work exclusively focused on the Bluff properties in Hayes River area and the Inuk area further to the northeast. In 1996, the CBJV flew a 13,262 line kilometer detailed geophysical survey (magnetics and VLF), collected additional rock samples and drilled 6 holes at Three Bluffs. Approximately CDN$5.4 million was collectively spent on the Committee Bay Greenstone Belt between 1992 and 2001 by explorers. This exploration focused on three areas: Laughland Lake, Hayes River and Curtis River.

Numerous gold occurrences were discovered by the CBJV between 1992 and 2001. Of particular note are the Pickle, Four Hills, Cop, Ghost Coyote, Ridge, Bluff group and West Plains prospects.

Our five Wrench properties were previously within prospecting permits granted to the CBJV in 1994. Reconnaissance sampling by the CBJV returned a series of gold anomalies over approximately three kilometers in sheared, oxide banded, iron formation in their northern part of their BLUFF claim block.

The Committee Bay Greenstone Belt was the subject of two separate 3 year (2000-2003) government targeted Geoscience initiatives (“TGI”). These TGIs were a collaboration between the Geological Survey of Canada, Canada-Nunavut Geoscience Office and university partners. The stated objective of the TGI was to increase the level and cost-effectiveness of private sector exploration for mineral resources. Government work in the Committee Bay Greenstone Belt included 1:100,000 scale geologic mapping, prospecting, surficial mapping, drift prospecting, and airborne geophysics. Airborne magnetic surveys (400 meter flight line spacing) were carried out and released as total field maps in 2002. Quaternary research involved multimedia sampling for gold and base metals and this drift prospecting/sampling was carried out between 2001 and 2003.

Committee Bay Resources Limited (“CBR”) is the largest landholder in our claim area. At Three Bluffs, CBR’s drilling defined gold mineralization for at least one kilometer along strike and to a depth of 320 meters from surface.  A current summary of their results can be found on the CBR website.

The government aeromagnetic survey shows a continuation of the Three Bluffs iron formation for at least three kilometers onto our Wrench properties. Government sampling in 2001 on this trend returned gold intersections from sulphide bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide banded iron formation on the GRR Wrench Property.

Numerous other prospective gold targets (West Plains, Four Hills, Coyote, etc) are the subject of ongoing investigation by CBR. Our properties border or are along strike of CBR’s prospects.

Geologic Setting

The Prince Albert Group (“PAG”) incorporates a series of Archean-aged greenstone belts that stretch approximately 600 kilometers northeast from the Aylmer Shear Zone in the south to the eastern tip of Melville Peninsula in the north. A 300 kilometers long section southwest of Committee Bay is referred to as the Committee Bay Greenstone Belt.

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

Younger plutonic intrusions include the 1830 Million year old Hudson monzo-granites. Laterally continuous, northeast trending, quartz-feldspar porphyry dykes, 0.5 meter to 10 meter wide, are traceable for hundreds of meters in the Three Bluffs area. Age dates for these porphyry dykes are not currently available.

Prospects

The Committee Bay Greenstone Belt is prospective for a number of mineral deposit types including banded iron formation hosted gold, shear-hosted lode gold, komatiite hosted, stratiform, nickel-copper (Kambalda analogy) mineralization, and platinum group elements in layered igneous complexes.

Examples of iron formation hosted gold mineralization include GRR’s Wrench properties where government sampling in 2001 returned gold intersections from sulphide bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide banded iron formation. This section of iron formation is over 6.5 kilometers long. Additional kilometer-scale segments of iron formation with anomalous gold are present further to the east within the Wrench claim block.

Other iron formation hosted gold examples include mineralization on our Pickle properties. The iron formation here is 70–100 meters thick and traceable for 1.5 kilometers. The gold values are found in sulphide-rich sections (arsenopyrite and pyrite) of the sheared, oxide + silicate banded, iron formation over a distance of 1.35 kilometers.  In addition, gold values in iron formation are also found on our NN1 and NN2 properties.

An example of shear-hosted, gold mineralization in the Committee Bay Greenstone Belt is CBR’s Coyote prospect where high-grade gold values were returned from an intensely sheared gabbro with quartz veins, pyrite + pyrrhotite + chalcopyrite + visible gold. The hosting structure is a splay off the east-west Walker Lake Shear Zone and is a classic setting for shear-hosted gold.  GRR holds title to a claim on either side of the Coyote claim prospect.

Komatiite hosted (Kabalda-style) nickel potential exists on our three EE properties (EE 1-3). These properties cover anomalous nickel values spread over 930 meters along a contact between a thick ultramafic body and sediments. Elevated copper values were also reported. A second ultramafic/sediment contact on the western edge of the western E claim also has anomalous nickel over a similar strike length. The folded stratigraphy in the centre of the EE claim block is also prospective for gold.

The Laughland Lake Anorthosite Suite (“LLAS”) has good PGE potential. Rusty zones defined by sulphide gossans of up to 100 meters wide and 500 meters long have been reported in this area. Moderately anomalous platinum, palladium nickel and copper values have been reported from sampling of these zones.

Work Program

A total of CDN$1.567 million was spent on our Committee Bay Greenstone Belt 2004 program. A large portion of the expense went to establishing a re-usable base-camp into this fairly remote location. All field, office, and camp supplies, as well as fuel, were flown in. All field activities were helicopter supported.

Between June 2004 and early September 2004, a regional, grassroots-type prospecting/mapping program was undertaken to explore all of our mineral properties in the Committee Bay Greenstone Belt.  Each of our 21 properties holds significant promise of a mineral deposit. In some localities outcrop was not abundant or even observed; however, many of the claim sites were selected to cover key magnetic anomalies identified from the government regional airborne survey.

A total of 1,476 rock samples were removed and analyzed from the 21 properties. In addition, a small soil grid was established on the Wrench property and 658 soil samples were collected.  Anomalous to ore grade gold was returned from sampling on several of the claim areas. Of particular note were the results from the Wrench property which cover an area adjacent to the CBR’s Three Bluffs deposit and were found to hold identical structures and lithologies. Sampling along exposed banded iron formation produced high gold values within the 1.5 kilometer strike length of the targeted iron formation horizon.

Our exploration program began in late May 2004 with a geophysical program on the Wrench property. This is covered in the “Geophysical Surveys” section.

Geophysical Surveys

Wrench Property

An eighty six line grid was established over the Wrench Claims by Aurora Geosciences Ltd. of Yellowknife, NWT.  Grid point control was accomplished using GPS technology.  Lines were spaced every one hundred meters and in total the grid was comprised of 176.46 line kilometers. Subsequently, two geophysical surveys were undertaken.  Total field magnetic surveying was carried out with readings obtained at 6.25 meter stations.  Horizontal loop electromagnetic (HLEM) surveying was also undertaken.  Readings for this survey were spaced at twenty five meter intervals.

The Wrench claim group comprises five contiguous properties covering approximately 4,900 hectares. A government aeromagnetic survey confirms that the Wrench iron formation is directly connected with and along strike from CBR’s Three Bluffs iron formation hosted gold deposit.

The geophysical program served a number of purposes. The magnetics accurately traced the iron formation and delineated important structural information such as faulting and folding. The HLEM component highlighted where the conductive pyrrhotite-rich sections of the iron formation are located and, in conjunction with the magnetics, may define trenching and drill targets.

The magnetic survey outlined a strong, six kilometer long, northeast-trending, magnetic anomaly along the western half of the grid.  In the southeastern portion of the grid, two additional strong, parallel, magnetic anomalies were recorded. The HLEM survey outlined 17 distinct conductive trends/anomalies, most of which are coincident with, or flank, very strong magnetic features.

Field verification of the magnetic anomalies indicated that the magnetic anomalies are a result of the presence of continuous banded iron formation units that underlie the grid area.

Proposed Work

We did not conduct any exploration activities on our Committee Bay prospects during fiscal 2007 as we concentrated our efforts on our Slave craton prospects.

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

Three areas present themselves as likely drill targets, the Wrench prospect which is along strike of CBR’s Three Bluffs deposit; the Pickle claim iron formation which has the thickest intervals of sheared banded iron formation and the West claim which has the same geophysical anomalies as CBR’s West Plains drill area.

We have not scheduled the timing of these future exploration activities, which will depend on the availability of funds and developments on our Slave Craton prospects.

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

Third party interests in lands in the Nunavut Settlement Area created on or after April 1, 1999 are granted, in the case of surface rights, by the appropriate regional Inuit association and, in the case of subsurface rights, by Nunavut Tungavik Incorporated which will hold subsurface title to Inuit owned lands and will be additionally responsible, in consultation with the appropriate regional Inuit associations, for the administration and management of those subsurface rights.

Government Requirements for Maintenance of Claims

Slave Craton

Fees and exploration expenditures associated with the maintenance of Tahera Corporation’s ground covered under the Slave Craton Agreement with Golden River Resources is the responsibility of Tahera.

Committee Bay Greenstone Belt

The Nunavut Government has granted our interest in the 21 mineral properties in the Committee Bay Greenstone Belt described in this Report.

To keep the 21 properties in good standing, we were required to spend a total of CDN$197,798 of qualifying assessment work by October 16, 2004. Assessment work must be filed with the Mining Recorder within 30 days of the claim’s anniversary date or within 60 days of the lapsing notice date.

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

Employees

We use temporary employees in our field exploration programme.  The services of our Chief Executive Officer, Joseph Gutnick and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement dated November 25, 1988 (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”).  AXIS also provides us with office facilities, equipment, administration and clerical in Melbourne Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

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

There Are Risks Associated With Our Agreement With Tahera

The agreement with Tahera dated March 7, 2002 gives us rights of access to exploration data of Tahera covering gold, silver and base metal potential on properties held by Tahera or properties which are adjacent to or in the area of the Tahera properties.  If during our exploration for gold, silver or base metals, we discover diamonds, Tahera retains the rights to the diamonds.  Under the agreement, if we wish to conduct exploration on the properties, we need to seek access to the properties and enter into an access agreement with Tahera, suitable to Tahera, which sets out the terms of our access.  Our access cannot interfere with Tahera’s operations on the properties.  Tahera has the sole and unfetted discretion to sell, transfer, assign, encumber, mortgage, pledge, hypothecate, allow to lapse, forfeit, surrender or in any way dispose of its interest in the properties. If Tahera were to sell, transfer or assign the properties, we would have to negotiate access with the new owners of the properties and there can be no assurance we would receive access. We undertake exploration at our sole risk.  Subject to Tahera’s rights, we have the right to exploit opportunities for gold, silver or base metals on the properties.  We have granted Tahera a 2% net smelter return royalty.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2007 and for the years ended June 30, 2007 and 2006 and for the period July 1, 2002 (inception of exploration stage) through June 30, 2007 includes an explanatory paragraph questioning our ability to continue as a going concern.  This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of A$34,518,000 which conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

If Our Officers And Directors Stopped Working For Us, We Would Be Adversely Impacted.

None of our other officers or directors works for us on a full-time basis. There are no proposals or definitive arrangements to compensate our officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. They each have a conflict of interest in that they are officers and directors of other companies. You must rely on their skills and experience in order for us to reach our objective. We have no employment agreements or key man life insurance policy on any of them.  The loss of some or all of these officers and directors could adversely affect our ability to carry on business and could cause you to lose part or all of your investment.

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

Pursuant to a services agreement, AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services.  No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has charged us a service fee of 15% for this fiscal year. This service agreement may be terminated by us or AXIS on 60 days’ notice.  See “Certain Relationships and Related Party Transactions.”

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time.  There are presently 22,955,659 outstanding shares of our common stock held by stockholders which are deemed “restricted securities” as defined by Rule 144 under the Securities Act.  Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144.  In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144.  In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period.  Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our common stock.

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

A Low Market Price May Severely Limit The Potential Market For Our Common Stock

Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers.  These rules generally apply to any equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

Item 2                                Properties

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See “Item 1- Business- Employees” and “Item 12- Certain Relationships and Related Transactions”.  The Company believes that its administrative space is adequate for its current needs.

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

Our common stock is traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol “GORV”.  The trading for the common stock has been sporadic and the market for the common stock cannot be classified as an established trading market.

The following table sets out the high and low bid information for the common stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2005
First Quarter	2.50	1.01
Second Quarter	1.75	0.65
Third Quarter	1.25	1.00
Fourth Quarter	1.25	1.00

2006
First Quarter	1.75	0.40
Second Quarter	0.50	0.16
Third Quarter	0.30	0.15
Fourth Quarter	0.30	0.11

2007
First Quarter	0.14	0.12
Second Quarter	0.12	0.12

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of September 21, 2007, there are 26,714,130 shares of common stock issued. We have (i) 10,000,000 special warrants on issue, each of which is exercisable at any time until June 9, 2016, to acquire without the payment of further consideration one share of common stock, at which time all special warrants that have not been exercised will automatically convert into shares of common stock; and (ii) 40,000,000 warrants outstanding which expire on April 30, 2011, each of which is exercisable to purchase one share of common stock for a purchase price of A$0.20 (US$0.1542). The warrants contain a cashless exercise provision whereby the holder, at its option, may exercise the warrants by surrender and cancellation of a portion of the shares of our common stock issuable upon the exercise of the warrants based on the then current market price of our common stock. If the holder of the warrants elected to exercise the warrants pursuant to this provision, we would not receive any proceeds from the exercise of the warrants.

To date we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of August 31, 2007 the Company had approximately 130 shareholders of record.

Dividend Policy

It is the present policy of the Board of Directors to retain earnings, when incurred, for use in our business.  We have not declared any cash dividends to the holders of its Common Stock and do not intend to declare such dividends in the foreseeable future.

Transfer Agent

Our United States Transfer Agent and Registrar is BNY Mellon Stockowner Services.

Item 6	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Selected Financial Data

Our selected consolidated financial data presented below for each of the years in the two-year period ended June 30, 2007, and the balance sheet data at June 30, 2006 and 2007 have been derived from consolidated financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended June 30, 2007, and Notes thereto, which are included elsewhere in this Annual Report.

(Consolidated Statement of Operations Data)
(in thousands, except per share data)

Year ended June 30

			Conv.
			Transl.
	2006	2007	2007
	A$	A$	US$

Revenues	-	-	-

Costs and expenses	1,312	1,686	1,431

Loss from operations	(1,312)	(1,686)	(1,431)

Other income (loss)	(16)	(98)	(83)

Profit (loss) before income
taxes	(1,328)	(1,784)	(1,514)

Provision for income taxes	-	-	-

Net profit (loss) from	(1,328)	(1,784)	(1,514)
Continuing Operations

Net loss from	-	-	-
Discontinued Operations

Net profit (loss)	(1,328)	(1,784)	(1,514)

	A$	A$	US$

Net profit (loss) per share

On continuing operations	(.07)	(.06)	(.05)

Weighted average number
of shares outstanding (000’s)	18,260	27,823	27,823

Consolidated Balance Sheet Data

	A$	A$	US$

Total assets	2,113	420	357
Total liabilities	542	333	283
Stockholders’ equity (deficit)	1,571	87	74

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

  Year ended
        June 30

2006	A$1.00	=	US$0.7301
	CDN$1.00	=	US$0.8931
2007	A$1.00	=	US$0.8488
	CDN$1.00	=	US$0.8991

The exchange rate between the A$ and US$ has moved by 16.3% between June 30, 2006 and 2007.  Accordingly, a direct comparison of costs between fiscal 2007 and 2006 is not necessarily a true comparison.

Results of Operations

Year ended June 30, 2007 versus Year ended June 30, 2006

Total costs and expenses have increased from A$1,312,000 for the year ended June 30, 2006 to A$1,686,000 (US$1,431,000) for the year ended June 30, 2007.  The increase was a net result of:

i)
An increase in exploration expenditure written off from A$236,000 in fiscal 2006 to A$502,000 (US$426,000) in fiscal 2007. In fiscal 2007, we conducted field and sampling programs on the Company’s Slave exploration properties. The expenditure incurred included consulting fees for geologists, field staff, logistic support and laboratory analysis. In fiscal 2006, no field exploration was undertaken during the 2006 field season due to high level of field exploration in the fiscal 2005 field season and limited funding. The costs incurred represent the salary and benefits of the Vice President Exploration (until his resignation) and maintenance costs of the Slave and Committee Bay Properties. The Committee Bay and Slave Properties are in Nunavut in an isolated area and exploration can only be undertaken between June and August each year due to ground conditions. Exploration is costly as we were required to hire and construct a temporary camp which also had to be transported by charter flight. All supplies and casual employees also needed to be transported to the temporary camp by charter flights and/or helicopter. The properties are located approximately 100 kilometers from the camp and employees are transported by helicopter daily from camp to the exploration site.

ii)
A decrease in interest expense from A$113,000 in fiscal 2006 to A$4,000 (US$3,000) in fiscal 2007. AXIS provides management and geological services to us pursuant to a Service Deed dated November 25, 1988. AXIS charged us A$4,000 in interest for fiscal 2007. AXIS charged interest at a rate between 9.60% to 10.10% for fiscal 2007. The amount of A$140,000 (US$119,000) owing to AXIS at June 30, 2007 represents part of the charges for the three months ended June 30, 2007 and is included in accounts payable and accrued expenses. During fiscal 2006, we borrowed A$1,241,000 from Wilzed, a company which our President and CEO is a Director and shareholder and in May 2006, the total debt of A$2,000,000 was repaid through the issue of shares of common stock and options. Wilzed charged us A$83,000 in interest at a rate of 9.35% during fiscal 2006 and AXIS charged us A$21,000 in interest for fiscal 2006. AXIS charged interest at a rate of 9.35% during fiscal 2006. For fiscal 2006, A$9,000 general interest was charged on outstanding amounts payable liabilities.

iii)
An increase in legal, accounting and professional costs from A$124,000 in fiscal 2006 to A$135,000 (US$114,000) in fiscal 2007. During fiscal 2007, we incurred legal expenses of A$59,000 (US$50,000) for the preparation of the registration statement (SB-2) to register the warrants issued to RAB and general legal work; audit fees of A$48,000 (US$41,000) for professional services in relation to financial statements, the quarterly Form 10-QSBs and annual Form 10-KSB and reviewing the Form SB-2; and A$28,000 (US$24,000) from our stock transfer agent for management of the share transfer. During fiscal 2006, we incurred legal expenses of A$16,000 in relation to the proposed listing on the Toronto Venture Exchange; A$30,000 in relation to financing documents, employment contracts and general legal work; which was reduced by A$11,000 of legal expenses no longer payable in relation to an arrangement in Tibet in China; audit fees of A$59,000 for professional services in relation to financial statements, the quarterly form 10-QSB’s and annual Form 10-KSB; and reviewing the Form SB-2 and A$29,500 from our stock transfer agent for management of the share register.

iv)
An increase in administrative costs from A$647,000 in fiscal 2006 to A$745,000 (US$632,000) in fiscal 2007. During fiscal 2007, AXIS charged us A$677,000 (US$575,000) for management and service fees and Director’s fees and salaries incurred on behalf of the Company which relate to fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; A$19,000 (US$16,000) for lodgement of company filings and A$15,000 (US$13,000) for overseas travel. During fiscal 2006, AXIS charged us A$469,000 for management and service fees, and Director’s fees and salaries incurred on behalf of the Company which relates to fees paid to an independent Director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company. One independent director who resigned during the year charged the Company $4,600. During fiscal year 2006, we incurred in total A$122,000 in salary costs for the Chief Operating Officer who resigned in April 2006.

v)
An increase in stock based compensation from A$191,000 for fiscal 2006 to A$300,000 (US$255,000) for fiscal 2007.  Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options at an exercise price of US$1.00 per option pursuant to the 2004 Stock Option Plan.  Of the total 1,400,000 options issued, 350,000 vested immediately following shareholder approval, 50,000 vested on March 31, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January 27, 2006 and the balance vest on July 27, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and was considered by the Company’s Directors to be the fair value of the common stock. The options expire on October 15, 2014. The Company accounted for all options issued in 2004 based upon their fair market value using the Black Scholes pricing model.  There were no employee stock options issued by the Company prior to 2004 or in 2005 or 2006. The Company calculated the fair value of the options at US$0.3185 per option using the Black Scholes valuation method.  The total value of the options equates to A$575,100 and was amortized over the vesting period. For fiscal 2007, the amortization amounted to A$7,000 (US$6,000).

On October 19, 2006, the Directors of the Company issued a further 4,650,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US30.84 cents, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 (“T1”), 1/3 on October 19, 2008 (“T2”) and 1/3 on October 19, 2009 (“T3”). The Company obtained an external valuation of the options from an unrelated third party. The Company has calculated the fair value of the 4,650,000 options at US$0.109 per option for T1, US$0.113 for T2 and US$0.117 for T3 using the binomial option pricing model. The total value of the options equates to A$696,976 (US$525,450) and is being amortized over the vesting periods. For fiscal 2007, the amortisation amounted to A$293,000 (US$249,000).

Accordingly, the loss from operations increased from A$1,312,000 for the year ended June 30, 2006 to A$1,686,000 (US$1,431,000) for the year ended June 30, 2007.

The net loss amounted to A$1,784,000 (US$1,514,000) for the year ended June 30, 2007 compared to a net loss of A$1,328,000 for the year ending June 30, 2006. The net loss per common equivalent share in 2007 was A$0.06 (US$0.05) compared with a net loss with a common equivalent share price of A$0.07 in the prior year.

Liquidity and Capital Resources

For the fiscal year 2007, net cash used in operating activities was A$1,554,000 (US$1,319,000) primarily consisting of amounts spent on exploration of A$502,000 (US$426,000), and administration A$745,000 (US$632,000), a decrease in receivables of A$12,000 (US$10,000), and prepayments and deposits for the exploration programme of A$6,000 (US$5,000) and a decrease in accounts payable and accrued expenses of A$201,000 (US$171,000).

Effective as of June 9, 2006, Golden River Resources,  entered into a  Subscription Agreement with  RAB Special Situations Fund (Master) Limited (“RAB”) pursuant  to  which  the  Company  issued  to  RAB in a private placement transaction (the ”Private Placement”) for an aggregate purchase price of A$2,000,000 (US$1,542,000): (i)10,000,000 special warrants (the “Special Warrants”), each of which is exercisable at any time to acquire, without additional consideration, one (1) share (the “Special Warrant Shares”) of Common Stock, US$0.001 par value (“Common Stock"), of the Company, and (ii) warrants (the “Warrants”) for the purchase of 20,000,000 shares of Common Stock, US$0.001 par value (the “Warrant Shares”), at an exercise price of  A$0.20 (US$0.1542)  to be exercisable until April 30, 2011.

The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock issuable upon exercise of the Special Warrants and the Warrants which registration statement was declared effective on October 17, 2006.

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

As of June 30, 2007 we had short-term obligations of A$333,000 (US$283,000) consisting mainly of accounts payable and accrued expenses.

We have A$349,000 (US$296,000) in cash at June 30, 2007.

During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. In relation to the Committee Bay Properties, this was more than the minimum required expenditure and as a result, we do not have a legal obligation to undertake further exploration on those properties during their life.  However our properties are prospective for gold and other minerals.  We undertook further exploration in August 2006 on the Slave Properties and a summary of the results is set out in Item 1. The cost for the 2006-2007 exploration program was A$502,000 (US$426,000) and subject to funding, we may consider a drilling program in early 2008. At this stage, we have not prepared a budget for this drilling program. Our budget for general and administration for fiscal 2008 is A$0.9 million.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs.  There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

Cautionary “Safe Harbour” Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-KSB are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), which became law in December 1995. In order to obtain the benefits of the “safe harbor” provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-KSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of gold prices and movements in foreign exchange rates.

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

At June 30, 2007, the Company had no outstanding borrowings under Loan Facilities.

Item 7.                                Financial Statements

See F Pages

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A                      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management, including the principal executive and financial officers, on a basis that permits timely decisions regarding timely disclosure. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure control and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Name	Age	Position(s) Held
Joseph Gutnick	55	Chairman of the Board, President, Chief Executive Officer and Director
David Tyrwhitt	69	Director
Peter Lee	50	Director, Secretary, Chief Financial Officer and Principal Accounting Officer
Mordechai Gutnick	29	Director

Joseph Gutnick

Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since March 1988.  He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently a Director of Astro Diamond Mines N.L., Great Gold Mines N.L., and Quantum Resources Limited and President and CEO of Legend International Holdings Inc, a US corporation listed on the OTC market and President and CEO of Northern Capital Resources Corporation, Yahalom International Resources Corporation and Calvert River Resources, Inc., US corporations.  Mr. Gutnick was previously Executive Chairman of Tahera Diamond Corporation, a company that is listed on Toronto Stock Exchange from May 2000 to October 2003 and has previously been a Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

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

Mordechai Gutnick

On September 14, 2005, Mr Gutnick was elected a non-executive Director. He is a businessman and long-term investor in the mining industry.  From April 2001 to June 2002, Mr. Gutnick served as a project advisor for AXIS, which provides services to the Company; from July 2002 to April 2003, Mr. Gutnick was a private investor; and since May 2003, Mr. Gutnick has served as a non-executive director of the following companies:  Astro Diamond Mines N.L., Great Gold Mines N.L. and Quantum Resources Limited.  Mr Gutnick has been appointed to the Audit and Remuneration Committee’s, effective September 14, 2005.  Mr Mordechai Gutnick is the son of Mr Joseph Gutnick.

Mr Craig Alford has resigned as Vice President Exploration but continues to provide ad-hoc consulting services to the Company.

All Directors have been appointed for a one-year term which expires in November 2007.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of four members, of whom two have been, and continue to be, independent under applicable regulations. During fiscal 2007, our Board of Directors met three times. The Board of Directors also uses resolutions in writing to deal with certain matters, and during fiscal 2007, one resolution in writing was signed by all Directors.

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

Audit Committee

Dr David Tyrwhitt and Mr. Mordechai Gutnick constitute our Audit Committee. It is the opinion of the Board of Directors that each of them is an independent director as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Mr Tyrwhitt would meet the director independence requirements of the Nasdaq Stock Market if we were listed on such Market, but that Mr. Mordechai Gutnick would not meet such Nasdaq independence requirements in light of his family relationship with Mr. Joseph Gutnick who is our Chief Executive Officer. Our Audit Committee does not include a "financial expert" as defined in Item 401 (e) of Regulation S-B. The Company only has two independent Directors and neither of these independent Directors has a finance background. The Audit Committee met once during fiscal 2007 and the Chair of the Audit Committee met with the external auditors on three occasions during fiscal 2007 in respect to quarterly reports prior to the reports being filed.

Remuneration Committee

The Board has a Remuneration Committee comprised of two independent directors. During fiscal 2007, the Remuneration Committee did not meet.

Code of Ethics

We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees.  A copy of the Code of Conduct and Ethics is posted on our website and we will provide a copy to any person without charge.  If you require a copy, you can download it from our website or alternatively, contact us by facsimile or email and we will send you a copy.

Stockholder Communications with the Board

Stockholders who wish to communicate with the Board of Directors should send their communications to the Chairman of the Bord at the address listed below.  The Chairman of the Board is responsible for forwarding communications to the appropriate Board members.

Mr. Joseph Gutnick
Golden River Resources Corporation
PO Box 6315 St. Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2007 all such filing requirements were complied with in a timely manner by all Directors and executive officers

Item 10.                      Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended June 30, 2007, 2006 and 2005.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)(2)(3)(4)	2007 2006 2005	A$111,285 A$114,281 A$110,602	- - -	- - -	A$226,000 - A$154,250	- - -	- - -	- - -	A$371,285 A$114,281 A$264,852
________________________________
1.	The amounts listed were paid by us to AXIS, which provides the services of Mr. J I Gutnick and Mr Lee as well as certain other officers and employees to the Company.
2.
Excludes options granted to Kerisridge Pty Ltd and Fast Knight Nominees Pty Ltd of which Mr JI Gutnick is a Director and Shareholder (see Item 13 – Certain Relationships and Related Party Transactions)

3.	Includes amounts paid by AXIS to an accumulation superannuation plan on behalf of Joseph Gutnick.
4.	Includes 500,000 options that have vested and 666,666 options that vest on October 19, 2007, 666,667 options that vest on October 19, 2008 and 666,667 options that vest on October 19, 2009.
5.	Includes 150,000 options that are vested and 166,666 options that vest on October 19, 2007, 166,667 options that vest on October 19, 2008 and 166,667 options that vest on October 19, 2009.
6.	Mr Alford resigned as a full time employee in March 2007 but continues to provide ad-hoc consulting services to the Company.
7.
Mr Althaus was a consultant for the period to October 2004 and at that time was appointed as an employee.  The salary disclosed includes the consulting fees for the period July to October 2004 and the salary for the period November 2004 to June 2005.

8.	Includes 250,000 options that are vested. Mr Althaus resigned on April 4, 2006 and the options expired on July 4, 2006.

For additional information about the Service Agreement and the Consulting Agreement see “Item 1 - Business - Employees” and “Item 12 - Certain Relationships and Related Transactions”.

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

Outstanding Equity Awards at Fiscal Year-End

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Gutnick, Chairman of the Board, President and CEO	- -	- -	500,000 2,000,000	US$1.00 US$0.3084	10/15/14 10/19/11	- -	- -	- -	- -

2004 Stock Option Plan

The 2004 Plan provides for the granting of options. The maximum number of shares available for awards is 10% of the issued and outstanding shares of common stock on issue at any time (on a fully diluted basis).  If an option expires or is cancelled without having been fully exercised or vested, the remaining shares will generally be available for grants of other awards.

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

Options granted under the 2004 Plan are to purchase Golden River Resources common stock.  The term of each option will be fixed by the Remuneration Committee, but no option will be exercisable more than 10 years after the date of grant.  The option exercise price is fixed by the Remuneration Committee at the time the option is granted.  The exercise price must be paid in cash. Options granted to participants vest and have a term of 10 years, unless otherwise decided by the Board of Directors at the time of issue.

No award is transferable, or assignable by the participant except upon his or her death.

The Board may amend the 2004 Plan, except that no amendment may adversely affect the rights of a participant without the participant’s consent or be made without stockholder approval if such approval is necessary to qualify for or comply with any applicable law, rule or regulation the Board deems necessary or desirable to qualify for or comply with.

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

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans.  The Company’s Vice President Exploration and temporary staff employed in the exploration programme in Canada are subject to Canadian requirements for contributions to pension plans.  At June 30, 2007, the Company has an obligation to pay A$nil.  Contributions to employee benefit or health plans during the year ended June 30, 2007 were A$nil.

Compensation to Directors

Name	Fees Earned or Paid in Cash (US$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (US$)
David Tyrwhitt	15,600	-	-	-	-	-	15,600
Peter Lee	32,621	-	113,000	-	-	-	145,621
Mordechai Gutnick	15,600	-	84,750	-	-	-	100,350

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.  Commencing January 2005, non-management Directors are paid Directors fees of A$20,000 (US$15,600) per annum.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2007, information regarding options under our 2004 stock option plan, our only active plan.  The 2004 stock option plan has been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average Exercise price of outstanding options (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	5,750,000(1)	US$1.00	1,921,413(2)

Equity compensation plans not approved by security holders	-	-	-

Total	5,750,000(1)	US$1.00	1,921,413(2)

(1)	On July 4, 2006, 250,000 were cancelled following the resignation of the Chief Operating Officer. As a result, a further 250,000 options are available for future grants.
(2)	The maximum number of shares available for issuance under the 2004 stock option plan is equal to 10% of the issued and outstanding shares (on a fully diluted basis) of common stock, at any time.

Principal Officers Contracts

The principal officers do not have any employment contracts.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of June 30, 2007.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of common stock	Joseph and Stera Gutnick	41,866,891(2)(3)(4) (5)(6)(7)(8)	72.33
Shares of common stock	RAB Special Situations (Master) Fund Limited 1 Adam Street London WC2N 6LE United Kingdom	31,670,000 (9)(14)	55.84
Shares of common stock	David Stuart Tyrwhitt	50,000 (2)(3)(8)	**
Shares of common stock	Mordechai Zev Gutnick	250,000(3)(10)(12)
Shares of common stock	Peter James Lee	583,334 (2)(3)(11)	2.14
	All officers and Directors as a group	42,750,225 (13)	72.75
*	Unless otherwise indicated, the address of each person is c/o Golden River Resources Corporation, Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia
** less than 1%

Notes:

(1)	Based on 26,711,630 shares outstanding as of June 30, 2007.

(2)	Does not include:
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

(5)	Includes 500,000 shares issuable upon exercise of stock options owned by Mr. Gutnick.

(6)	Joseph Gutnick is the beneficial owner of 25,650 shares of Common Stock that are registered in his own name.

(7)	Joseph Gutnick and Stera Gutnick are husband and wife.

(8)	Includes 666,667 shares issuable upon exercise of stock options that vest on October 19, 2007. Does not include 666,667 that vest on October 19, 2008 and 666,666 that vest on October 19, 2009.

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

(11)
Includes 250,000 shares issuable upon exercise of stock options which are exercisable and 333,334 shares issuable upon exercise of stock options that vest on October 19, 2007. Does not include 333,334 that vest on October 19, 2008 and 333,333 that vest on October 19, 2009.

(12)	Includes 250,000 shares issuable upon exercise of stock options that vest on October 19, 2007. Does not include 250,000 that vest on October 19, 2008 and 250,000 that vest on October 19, 2009.

(13)
Includes 2,050,001 shares that are issuable upon exercise of stock options, of which 800,000 are vested, and 1,250,001 will vest on October 19, 2007. Does not include 1,250,000 that vest on October 19, 2008 and 1,249,999 that vest on October 19, 2009.

(14)	RAB is organized under the laws of the Cayman Islands. Phillip Richards has sole investment and voting control over the securities owned by RAB.

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs.  AXIS has charged the 15% service fee to us during fiscal 2007. Amounts invoiced by AXIS are required to be paid by us.  We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

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

In accordance with the Service Agreement AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%. The Company paid AXIS A$612,000 (being A$591,550 in respect to the current year and A$20,450 being the amount owing at June 30, 2006) in respect of the Service Agreement for the fiscal year ended June 30, 2007 and A$825,939 (being A$529,175 in respect to the 2006 and A$296,764 in respect to the 2005 year) in respect of the Service Agreement for the fiscal year ended June 30, 2006.

During 2007, AXIS loaned the Company A$53,000 and A$108,000 during 2006. At June 30, 2007 and 2006, the Company owed AXIS A$140,585 and A$296,764 respectively for services provided in accordance with the Service Agreement. During fiscal 2007 and 2006, AXIS Consultants charged interest of A$3,788 and A$13,879 respectively on outstanding balances. AXIS charged interest rates at 9.35% for fiscal 2006 and between 9.60% and 10.10% for fiscal 2007. During fiscal 2007, AXIS paid interest net of tax of A$5,270. The amount owing to AXIS at June 30, 2007 is included within accounts payable and accrued expenses.

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

The Consolidated Financial Statements and Notes thereto listed on the Index at page 44 of this Annual Report on Form 10-KSB are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-KSB are listed in the Exhibit Index at page 44 of this Annual Report.

(c)	Form 8-K

Not Applicable

Item 14.                      Principal Accounting Fees and Services

The following table shows the audit fees we were billed by PKF for fiscal 2007 and 2006.

	2007	2006

Audit fees	A$49,351	A$45,494
Audit related fees*	15,295	13,697
Tax fees	-	-
Total	A$64,646	A$59,191

* The audit-related services relate to work on the Form SB-2 Registration Statement.

Audit fees were for the audit of our annual financial statements, review of financial statements included in our 10-QSB quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC.  This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

As part of its duties, our Audit Committee pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence.  Our Audit Committee does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

Golden River Resources Corporation
(Registrant)
Dated: September 26, 2007	By:	/s/ Peter J Lee
Peter J Lee
Director, Secretary, Chief Financial Officer
and Principal Financial and Accounting Officer

FORM 10-KSB Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Gutnick	Chairman of the Board,	September 26, 2007
Joseph Gutnick	President and Chief Executive Officer
(Principal Executive Officer), and Director.

/s/ David Tyrwhitt	Director.	September 26, 2007
David Tyrwhitt

/s/ Peter Lee	Director, Secretary, Chief Financial Officer and	September 26, 2007
Peter Lee	Principal Financial and Accounting Officer.

/s/ Mordechai Gutnick	Director	September 26, 2007
Mordechai Gutnick

EXHIBIT INDEX

Incorporated by                                Exhibit
Reference to:                                           No                      Exhibit
(1)	Exhibit 3.1	3.1	Certificates of Incorporation of the Registrant
(1)	Exhibit 3.2	3.2	By-laws of the Registrant
(2)	Exhibit A	3.3	Amendment to Certificate of Incorporation dated July 17, 1999
(3)		3.4	Amendment to Certificate of Incorporation dated October 17, 2000
		3.5	Amendment to Certificate of Incorporation dated April 6, 2005
(9)	Exhibit 3.1	3.6	Amendment to Certificate of Incorporation dated March 10, 2006
(4)	99.3	4.1	Warrant to purchase 1,670,000 shares of common stock
(4)	99.4	4.2	Warrant to purchase 1,783,984 shares of common stock
(5)	Exhibit 10.5	10.4	Service Agreement dated November 25, 1988, by and between the Registrant and AWI Administration Services Pty Limited
(6)	Exhibit 10.6	10.5	Agreement with Tahera Corporation
(4)	Exhibit	10.6	Subscription Agreement with RAB Special Solutions LP
(7)		10.7	Employment Agreement between the Registrant and C. Alford
(8)		10.8	Employment Agreement between the Registrant and P Althaus.
(7)		10.9	Sponsorship Agreement with Canaccord Capital
(10)	Exhibit 99.2	10.10	Subscription Agreement with RAB Special Solutions (Master) Fund Limited
(10)	Exhibit 99.3	10.11	Special Warrant
(10)	Exhibit 99.4	10.12	Warrant
	*	21	List of Subsidiaries as at June 30, 2007.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

*Filed herewith

Financial Statements for the years ended June 30, 2006 and 2007.
Golden River Resources Corporation and its Subsidiaries

Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2006 and Audited Consolidated Financial Statements for the Company for the year ended June 30, 2007.

(1)           Registrant’s Registration Statement on Form S-1 (File No. 33-14784).

(2)           Registrant’s Definitive Information Statement dated August 11, 1999.

(3)	Registrant’s Definitive Information Statement dated October 17, 2000.

(4)           Registrant’s Form 8-K filed on April 8, 2004.

(5)	Registrant’s Annual report on Form 10-K for the fiscal year ended June 27, 1989.

(15)	Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(16)	Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

(17)	Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2006.
(18)	Registrant’s Quarterly Report on Form 10-OSB for the quarter ended March 31, 2006.
(19)	Registrant’s Current Report on Form 8-K filed on June 15, 2006.

Financials:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Golden River Resources Corporation

We have audited the accompanying consolidated balance sheet of Golden River Resources Corporation and Subsidiaries (An Exploration Stage Company) as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2007 and 2006 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden River Resources Corporation and Subsidiaries at June 30, 2007, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As described in note 1, at June 30, 2007 the Company had not yet commenced revenue producing operations and had a retained deficit of A$34,518,000 (US$29,299,000).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

PKF
Certified Public Accountants
A Professional Corporation

New York, NY
September 26, 2007

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet
June 30, 2007

	A$000’s 2007	Convenience Translation US$000’s 2007
ASSETS

Current Assets:
Cash	349	296
Receivables	21	18
Prepayments and Deposits	48	41
Total Current Assets	418	355

Non Current Assets:
Property and Equipment, net	2	2
Total Non Current Assets	2	2

Total Assets	420	357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	333	283
Total Current Liabilities	333	283

Total Liabilities	333	283

Commitments and Contingencies (note 6) Stockholders’ Equity: Common stock: $.0001 par value 100,000,000 shares authorised, 26,714,130 shares issued	3	3
Less Treasury Stock, at Cost, 2,500 shares	(20)	(17)
Additional Paid-in-Capital	34,628	29,392
Other Comprehensive loss	(6)	(5)
Retained Deficit during exploration stage	(8,116)	(6,889)
Retained Deficit prior to exploration	(26,402)	(22,410)
Total Stockholders’ Equity	87	74

Total Liabilities and Stockholders’ Equity	420	357

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
For the years ended June 30, 2006 and 2007
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2007

			Convenience Translation	July 1, 2002 to June 30,
	A$000's	A$000's	US$000’s	2007
	2006	2007	2007	A$000’s

Revenues	$-	$-	$-	$-

Cost and expenses

Stock Based Compensation	191	300	255	868
Exploration Expenditure	236	502	426	3,164
Loss on disposal of equipment	1	-	1	1
Interest Expense net	113	4	3	416
Legal, Accounting and Professional	124	135	114	622
Administrative	647	745	632	2,934
	1,312	1,686	1,431	8,005
(Loss) from Operations	(1,312)	(1,686)	(1,431)	(8,005)
Foreign Currency Exchange Gain (Loss)	(16)	(106)	(90)	(119)
Other Income
Interest – net related entity	-	5	4	5
– other	-	3	3	3
(Loss) before Income Tax	(1,328)	(1,784)	(1,514)	(8,116)
Provision for Income Tax	-	-	-	-
Net (Loss)	(1,328)	(1,784)	(1,514)	(8,116)

Basic net (Loss) per Common Equivalent Shares	(0.07)	(0.06)	(0.05)	(0.52)

Weighted Number of Common Equivalent Shares Outstanding (000’s)	18,194	27,823	27,823	15,709

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2006 and 2007
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2007

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit) (during the Exploration stage)	Retained Earnings (Deficit) (prior to Exploration stage)	Deferred Compe- nsation	Other Compre- hensive Loss	Total
	000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s

Balance June 30, 2002	6,347	$1	$(20)	$25,175	-	$(26,402)	-	-	$(1,246)

Net loss	-	-	-	-	(681)	-	-	-	(681)

Balance June 30, 2003	6,347	$1	$(20)	$25,175	$(681)	$(26,402)	-	-	$(1,927)

Issuance of 1,753,984 shares and warrants in lieu of debt repayment	1,754	-	-	2,273	-	-	-	-	2,273

Sale of 1,670,000 shares and warrants	1,670	-	-	2,253	-	-	-	-	2,253

Issuance of 6,943,057 shares on cashless exercise of options	6,943	1	-	(1)	-	-	-	-	-

Net unrealised loss on foreign exchange	-	-	-	-	-	-	-	(9)	(9)

Net (loss)	-	-	-	-	$(1,723)	-	-	-	(1,723)

Balance June 30, 2004	16,714	$2	$(20)	$29,700	$(2,404)	$(26,402)	-	(9)	$867

Issuance of 1,400,000 options under 2004 stock option plan	-	-	-	575	-	-	(575)	-	-

Amortisation of 1,400,000 options under 2004 stock option plan	-	-	-	-	-	-	377	-	377

Net unrealised gain on foreign exchange	-	-	-	-	-	-	-	6	6

Net(loss)	-	-	-	-	(2,600)	(0)	-	-	(2,600)

Balance June 30, 2005	16,714	$2	$(20)	30,275	$(5,004)	(26,402)	(198)	(3)	(1,350)

To eliminate deferred compensation against Paid-In Capital	-	-	-	(198)	-	-	198	-	-

Issuance of 10,000,000 shares and 20,000,000 options in lieu of debt repayment	10,000	1	-	1,999	-	-	-	-	2,000

Sale of 20,000,000 normal warrants	-	-	-	997	-	-	-	-	997

Sale of 10,000,000 special warrants	-	-	-	1,069	-	-	-	-	1,069

Amortisation of 1,400,000 options under 2004 stock option plan	-	-	-	191	-	-	-	-	191

Net unrealised loss on foreign exchange	-	-	-	-	-	-	-	(8)	(8)

Net (loss)	-	-	-	-	(1,328)	-	-	-	(1,328)
Balance June 30, 2006	26,714	$3	$(20)	$34,333	$(6,332)	$(26,402)	$-	$(11)	$1,571

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2006 and 2007
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2007
(Continued)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit) (during the Exploration stage)	Retained Earnings (Deficit) (prior to Exploration stage)	Deferred Compensation	Other Compre- hensive Loss	Total
	000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s

Costs associated with sale of normal and special warrants	-	-	-	(5)	-	-	-	-	(5)

Amortization of 1,400,000 options under 2004 stock option plan	-	-	-	7	-	-	-	-	7

Amortization of 4,650,000 options under 2004 stock option plan	-	-	-	293	-	-	-	-	293

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	5	5

Net (loss)	-	-	-	-	(1,784)	-	-	-	(1,784)

Balance June 30, 2007	26,714	$3	$(20)	$34,628	$(8,116)	$(26,402)	$-	$(6)	$87

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2006 and 2007
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2007

			Convenience Translation	July 1, 2002 to June 30,
	A$000’s	A$000's	US$000’s	2007
	2006	2007	2007	A$000’s

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,328)	$(1,784)	$(1,514)	(8,116)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Foreign Exchange	4	106	90	107
Depreciation of plant and equipment	8	8	7	26
Stock based compensation	191	300	255	868
Accrued interest added to principal	-	-	-	184
Net Change In :
Receivables	93	12	10	(21)
Staking Deposit	-	-	-	23
Prepayments and Deposits	28	6	5	(48)
Accounts Payable and Accrued Expenses	(76)	(201)	(171)	(121)
Short - Term Advance – Affiliates	1	(1)	(1)	(36)

Net Cash used in Operating Activities	(1,079)	(1,554)	(1,319)	(7,134)
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Property and Equipment	-	-	-	(27)
Net Cash used in Investing Activities	-	-	-	(27)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net borrowing (repayments) from Affiliates	1,028	-	-	1,031
Sale of Warrants (net)	2,065	(7)	(6)	4,311
Proceeds from loan payable	-	-	-	2,273

Net Cash Provided by Financing Activities	3,093	(7)	(6)	7,615

Effects of Exchange rate on cash	-	(106)	(90)	(106)
Net Increase (Decrease) in Cash	2,014	(1,667)	(1,415)	348
Cash at Beginning of Year	2	2,016	1,711	1

Cash at End of Year	2,016	349	296	349

Supplemental Disclosures
Interest Paid	104	4	3	363

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	2,000	-	-	4,273
Stock Options recorded as Deferred Compensation	-	-	-	575

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

(1)         ORGANIZATION AND BUSINESS

Golden River Resources Corporation. ("Golden River Resources” or the “Company") is incorporated in the State of Delaware.  The principal shareholders of Golden River Resources are Joseph and Stera Gutnick, Australian residents who own [79.36%] of Golden River Resources as of June 30, 2007.  During fiscal 1998, Golden River Resources incorporated a subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia.  Baynex.com has not traded since incorporation.  On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Bay International Pty Ltd, (now known as Bay Resources (Asia) Pty Ltd), a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (“Golden Bull”) (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull is the vehicle that will be used by the Company to undertake exploration activities for gold on the Committee Bay Properties in Canada.

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

The Company’s ability to continue operations through fiscal 2007 is dependent upon future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

The Company raised A$2,253,000 in April 2004 through the issuance of shares under a Private Placement and has used that funding to commence exploration activity in Canada and A$2,065,000 in June 2006 through the issuance of normal and special warrants under a private placement and used the funds to continue exploration activity in Canada and for working capital purposes.

(2)         RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  Specially, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and has been adopted by the Company in the first quarter of fiscal year 2007.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

(2)         RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”– an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 157 will have on the results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstatement amount that, when all relevant quanitative and qualitative factors are considered, is material. SAB No 108 is effective for the fiscal year ending after November 15, 2006, and is not expected to materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial position.

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

(b)        Foreign Currency Translation

The majority of Golden River Resources’ administrative operations are in Australia and as a result the reporting currency of its consolidated accounts are maintained in Australian dollars.  The functional currency of the Company‘s Canadian subsidiary is the Canadian dollar.  The income and expenses of operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the Canadian subsidiary are translated into Australian dollars at the period-end exchange rate.  The resulting translation adjustments are accumulated in a separate component of Stockholders Equity.  Foreign currency translation adjustments have not been material for all periods presented.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

(3)         ACCOUNTING POLICIES (continued)

(b)       Foreign Currency Translation (continued)

Foreign currency exchange loss in 2007 amounted to A$106,000 (US$90,000). The Company holds a bank account in US dollars. The US dollar has moved against the A$ for the twelve months by 16.3%.

(c)        Financial Instruments

The Company’s cash, receivables, payables and short term borrowings represent financial instruments whose carrying amounts reasonably approximate their fair value.

(d)        Comprehensive Income (Loss)

The Company follows Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income”.  SFAS 130 requires a company to report comprehensive income (loss) and its components in a full set of financial statements.  Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments.  Changes in unrealized foreign currency translation gains or (losses) during fiscal 2007 and 2006 amounted to A$5,000 and (A$8,000), respectively.  Accordingly, comprehensive loss for the years ended June 30, 2007 and 2006 amounted to A$1,779,000 and A$1,336,000, respectively.

(e)       Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment.  Accumulated depreciation and depreciation expense as of and for the year ended June 30, 2007 amounted to A$21,052 (2006 A$15,261) and A$6,806 (2006 $7,925) respectively.

(f)        Cash Equivalents

Golden River Resources considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

(g)        Federal Income Tax

The Company follows the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the period presented, there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. Golden River Resources, at this time, is not aware of any net operating losses which are expected to be realised.

(h)         Loss per share

Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive loss per share has not been presented as the effects of common stock equivalents are anti-dilutive. The Company has on issue 10,000,000 special warrants which are exercisable at any time until expiration and for no consideration. However, there is a restriction in the subscription agreement that does not allow the Company to process a warrant exercise notice if the holder (and its associates) would hold more than 9.99% of the shares of common stock. Accordingly, the Company

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

(3)           ACCOUNTING POLICIES (continued)

(h)       Loss per share (continued)

has included 1,109,000 shares issuable by exercise of the special warrants in the weighted number of common equivalent shares outstanding.

Earnings per share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”.

The following table reconciles the weighted average shares outstanding used for the computation:

Weighted average shares	2006 ‘000	2007 ‘000
Outstanding - basic	18,194	26,714
- Warrants	-	1,109
Weighted average shares outstanding	18,194	27,823

(i)         Exploration Expenditure

 Exploration expenditure consisting of prospecting and exploration costs are written off into operations as incurred.

(j)         Accounting for Stock Options

For the issuances of stock options, the Company follows the fair value provisions of Financial Accounting Standards No. 123(R) “Share Based Payments”.  SFAS 123(R) requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value.  The cost will be recognised over the period during which an employee is required to provide service in exchange for the award – usually the vesting period.  In the case where there is no required service period, the fair value of the equity instruments is expensed immediately. As stock-based compensation expense recognized in the Statement of Operations for the year ended is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(k)        Pension Plans

The Company does not have any pension or profit sharing plans.  The Company’s Vice President Exploration and temporary staff employed in the exploration programme in Canada are subject to Canadian requirements for contributions to pension plans.  Contributions to employee benefit or health plans during the year ended June 30, 2007 and 2006 were A$nil and A$8,528 respectively.

(l)         Concentrations of credit risk

The Company monitors its position with, and the credit quality of, the financial institution it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

(m)       Convenience Translation to US$

The consolidated financial statements as of and for the year ended June 30, 2007 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2007 (A$1.00=US$0.8488). The translation was made solely for the convenience of readers in the United States.

GOLDEN RIVER RESOURCES CORPORATION. AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

(3)         ACCOUNTING POLICIES (continued)

(n)         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  Significant estimates required to be made by management include the fair value of options and other equity instruments issued.

(o)         Comparative Figures

Where necessary, comparative figures have been restated to be consistent with current year presentation.

(4)         INVESTMENT SECURITIES

The Company has several small historical cost based investments that it has provided a full valuation for diminution and carry’s at a $nil value at June 30, 2007 and 2006.

(5)         AFFILIATE TRANSACTIONS

Golden River Resources advances to and receives advances from various affiliates.  All advances between consolidated affiliates are eliminated on consolidation.

Included in accounts payable and accrued liabilities at June 30, 2007 was A$140,585 due to AXIS, an affiliated management company. The Company paid AXIS A$612,000 (being A$591,550 in respect to the current year and A$20,450 being the amount owing at June 30, 2006) in respect of the Service Agreement for the fiscal year ended June 30, 2007, and A$825,939 (being A$529,175 in respect to the current year and A$296,764 being the amount owing at June 30, 2005) in respect of the Service Agreement for the fiscal year ended June 30, 2006. During 2007, AXIS loaned the Company A$53,000 and A$108,000 during 2006. At June 30, 2007 and 2006, the Company owed AXIS A$140,585 and A$296,764 respectively for services provided in accordance with the Service Agreement. During fiscal 2006 and 2007, AXIS charged interest of A$13,879 and A$3,788 respectively on outstanding balances. During fiscal 2007, AXIS paid interest net of tax of A$5,270. AXIS charged interest at a rate of 9.35% for fiscal 2006 and between 9.60% to 10.10% for fiscal 2007.

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

Interest expense incurred on loans and advances due to affiliated entities approximated A$3,800 and A$104,000 in fiscal 2007 and 2006, respectively. Interest income net of tax earned on an advance to an affiliated entity was approximately $5,300 in fiscal 2007.

GOLDEN RIVER RESOURCES CORPORATION. AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

(6)         CONTINGENT LIABILITY

The Company has received an invoice from a corporation that conducted the pegging of the claims in Canada on behalf of the Company. A number of claims that were pegged were not ultimately issued to the Company due to a number of errors by the pegging Company. The Company had advised the pegging company that it does not believe any further payments are due to the pegging company as a result of the economic loss incurred by Golden River Resources. The Company believes that if it is unsuccessful in defending any claim that is brought against it, the maximum potential liability is C$59,000 (A$66,218).  No accrued liability has been recorded in the accompanying financial statement pending the ultimate disposition of this matter.

(7)	INCOME TAXES

Golden River Resources files its income tax returns on an accrual basis.  Golden River Resources should have carry-forward losses of approximately US$22.6 million as of June 30, 2007 which will expire in the years 2007 through 2025.  Golden River Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit. The valuation allowance did not change being US$7.5 million at June 30, 2006 and US$7.5 million at June 30, 2007

(8)         STOCKHOLDERS EQUITY

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

At June 30, 2005 the Company has outstanding stock options as detailed in footnote 10.  At June 30, 2005 the Company had warrants outstanding to purchase 3,423,984 shares of common stock at US$1.30 per share.  All of the warrants expired in 2006.

In May 2006, the Company issued 10,000,000 shares of common stock at an issue price of A$0.20 (US$0.1542) and 20,000,000 warrants with an exercise price of A$0.20 (US$0.1542) and a latest exercise date of April 30, 2011 as repayment of a debt of A$2,000,000 to an affiliated entity.

In June 2006, the Company raised US$1,542,000 (A$2,065,499) through a private placement of 20,000,000 normal warrants and 10,000,000 special warrants. The normal warrants have a time to expiry date of April 30, 2011 and an exercise price of US$0.1542 (A$0.20). The special warrants can be exercised any time up to June 9, 2016 without any consideration, at which time all special warrants that have not been exercised will automatically convert into shares of common stock. The Company was required to file a Registration Statement with the SEC for the 20,000,000 normal warrants and 10,000,000 special warrants. The Company was required to prepare and file with the SEC within sixty (60) calendar days after the Closing Date a registration statement which registration statement was declared effective on October 17, 2006.

The Company is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale

GOLDEN RIVER RESOURCES CORPORATION. AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

(8)         STOCKHOLDERS EQUITY (continued)

limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act; or (iv) 2 years from the effective date.

(9)         ISSUE OF OPTIONS UNDER STOCK OPTION PLAN

On July 1, 2006, the Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.

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

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 1,400,000 options and up to a further 500,000 options to acquire shares of common stock in the Company, at an exercise price of US$1.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005.  Of the total 1,400,000 options issued, 350,000 vest immediately following shareholder approval, 50,000 vested on March 31, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January 27, 2006 and the balance of 333,335 vested on July 27, 2006.  An additional 500,000 options were not granted as the proposed recipient had resigned prior to the date on which the options were issuable. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and is considered by the Company’s Directors to be the fair value of the common stock.  The options expire on October 15, 2014.

The Company has calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 ½ months, risk free interest rate of 5.15% and volatility of 20%.  This equates to a value of US31.85 cents per option.  The total value of the options equates to A$575,100 (US$438,200) and is being amortised over the vesting period.  For fiscal 2007, the amortization amounted to A$6,771 (US$5,747). At June 30, 2007, the options were fully vested.

Consistent with the provisions of APB No.25, the Company recorded the fair value of stock option grants in stockholders equity. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. Accordingly, as provided in SFAS No.123R effective July 1, 2005, the Company has reversed A$198,000 (US$150,876) being the unamortized restricted stock compensation at June 30, 2005 included in stockholders equity for the unvested portions of stock option grants awarded prior to the effective date of SFAS No.123R.

During fiscal 2006, 50,000 options lapsed when Mr P. Ehrlich resigned as a Director, and 250,000 options lapsed on July 4, 2006 following Mr P Althaus’ resignation as Chief Operating Officer.

A summary of the options outstanding and exercisable at June 30, 2007 are as follows:

	Outstanding	Exercisable
Number of options	1,100,000	1,100,000
Exercise price	US$1.00	US$1.00
Expiration date	October 15, 2014	October 15, 2014

GOLDEN RIVER RESOURCES CORPORATION. AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

(9)         ISSUE OF OPTIONS UNDER STOCK OPTION PLAN (continued)

On October 19, 2006, the Directors of the Company agreed to offer a further 4,650,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US30.84 cents, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 (“T1”), 1/3 on October 19, 2008 (“T2”) and 1/3 on October 19, 2009 (“T3”). The Company obtained an external valuation on the options from an unrelated third party. The Company has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.166, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to A$696,976 (US$525,450) and is being amortized over the vesting periods. For fiscal 2007, the amortization amounted to A$293,037 (US$248,730). At June 30, 2007, the unamortized deferred compensation related to these 4,650,000 options amounted to A$403,939 (US$342,863).

When aggregated with the amortization of the options issued in October 2004, for fiscal 2007, the total amortization amounted to $299,808 (US$254,477).

A summary of the options outstanding and exercisable at June 30, 2007 are as follows:

	Outstanding	Exercisable
Number of options	4,650,000	0
Exercise price	US$0.308	US$0.308
Expiration date	October 19, 2016	October 19, 2016

In October 2004, the Company calculated the fair value of the options issued at that time using the Black Scholes valuation method and in October 2006, the Company calculated the fair value of the options issued in October 2006 using the binomial valuation method.

Management utilized the services of an external consultant to calculate the fair value of the options issued in October 2006. The external consultant recommended the use of the binomial option pricing model instead of the Black Scholes option pricing model. It was the consultant’s and the management’s view that given the options three vesting periods, the binomial option pricing model was a more accurate measure of the fair value rather than the Black Scholes option pricing model.

The binomial methodology breaks down the time to expiration into a number of steps or intervals and can therefore be used to value American style options, taking into account the possibility of early exercise and reflect changing inputs over time.  This is the preferred methodology as it is able to capture the valuation impact of any market-based performance hurdles, for example target share price, that may not be captured by the Black Scholes option pricing model.

Under SFAS 154, the change in option pricing model from Black Scholes to binomial is a change in an accounting estimate. The Company has also calculated the fair value of the options issued in October 2006 using the Black Scholes method and there is no difference between the fair value under both methods.

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

Appendix B
Slave Craton Mining Claims

The following is a list of the mining claims that are covered under our agreement with Tahera:

					Next
Tag#	Claim	NTS	Acres	Registered	Anniversary	Type of Property
Jericho Mining Claims
ML3793	DJB 19	076-L-04	344.0	09-Jun-99	09-Jun-04	Lease
ML3794	JD 94	076-L-04	2524.0	09-Jun-99	09-Jun-04	Lease
ML3795	JD 313	076-L-04	2515.0	09-Jun-99	09-Jun-04	Lease
ML3796	OD 44	076-L-04	422.0	09-Jun-99	09-Jun-04	Lease
ML3797	OD 45	076-L-04	325.0	09-Jun-99	09-Jun-04	Lease
ML3798	OD 61	076-L-04	508.0	09-Jun-99	09-Jun-04	Lease
			6,638.0
Jericho Group
F31092	JD 92	076-L-04	2,272.60	26-Jan-93	26-Jan-04	Lease Applied For
F31093	JD 93	076-L-04	2,569.60	26-Jan-93	26-Jan-04	Lease Applied For
F31095	JD 95	076-L-04	2,363.10	26-Jan-93	26-Jan-04	Lease Applied For
F31096	JD 96	076-L-04	2,582.50	26-Jan-93	26-Jan-04	Lease Applied For
F31310	JD 310	076-L-03	632.70	26-Jan-93	26-Jan-04	Lease Applied For
F31311	JD 311	076-L-03	890.90	26-Jan-93	26-Jan-04	Lease Applied For
F31312	JD 312	076-L-03	1,144.00	26-Jan-93	26-Jan-04	Lease Applied For
F31314	JD 314	076-L-03	2,118.10	26-Jan-93	26-Jan-04	Lease Applied For
F31315	JD 315	076-L-03	2,117.60	26-Jan-93	26-Jan-04	Lease Applied For
			16,691.10

F35015	OD 25	076-E-13	2,255.50	18-Jun-93	18-Jun-04	Lease Applied For
F35016	OD 26	076-E-13	2,255.50	18-Jun-93	18-Jun-04	Lease Applied For
F35017	OD 27	076-E-13	2,165.40	18-Jun-93	18-Jun-04	Lease Applied For
F35018	OD 28	076-E-13	375.10	18-Jun-93	18-Jun-04	Lease Applied For
F35019	OD 29	076-E-13	444.20	18-Jun-93	18-Jun-04	Lease Applied For
F35020	OD 30	076-E-13	2,509.60	18-Jun-93	18-Jun-04	Lease Applied For
F35021	OD 31	076-E-13	2,548.70	18-Jun-93	18-Jun-04	Lease Applied For
F35022	OD 32	076-E-13	2,582.50	18-Jun-93	18-Jun-04	Lease Applied For
F35031	OD 41	076-E-13	2,435.90	18-Jun-93	18-Jun-04	Lease Applied For
F35032	OD 42	076-E-13	2,435.90	18-Jun-93	18-Jun-04	Lease Applied For
F35033	OD 43	076-E-13	2,420.80	18-Jun-93	18-Jun-04	Lease Applied For
F35036	OD 46	076-E-13	2,066.00	18-Jun-93	18-Jun-04	Lease Applied For
F35037	OD 47	076-E-13	2,029.90	18-Jun-93	18-Jun-04	Lease Applied For
F35038	OD 48	076-E-13	2,029.90	18-Jun-93	18-Jun-04	Lease Applied For
F35048	OD 58	076-E-14	2,582.50	18-Jun-93	18-Jun-04	Lease Applied For
F35049	OD 59	076-E-14	2,582.50	18-Jun-93	18-Jun-04	Lease Applied For
F35050	OD 60	076-E-14	2,582.50	18-Jun-93	18-Jun-04	Lease Applied For
F35052	OD 62	076-E-14	508.60	18-Jun-93	18-Jun-04	Lease Applied For
F35053	OD 63	076-E-14	2,582.50	18-Jun-93	18-Jun-04	Lease Applied For
F35055	OD 65	076-E-14	2,582.50	18-Jun-93	18-Jun-04	Lease Applied For
F35065	OD 75	076-E-14	2,582.50	18-Jun-93	18-Jun-04	Lease Applied For
			44,558.50

F45947	DJB 17	076-L-03	160.10	06-Jul-94	06-Jul-04	Lease Applied For

Jericho Exploration
F45635	INU 3	076-E-11	77.50	08-Jun-94	08-Jun-04	Mineral Claim
F44915	INU 5	076-E-11	217.00	08-Jun-94	08-Jun-04	Mineral Claim
F44916	INU 6	076-E-11	77.50	08-Jun-94	08-Jun-04	Mineral Claim
			372.00

F48871	PT 3	076-M-02	2,066.0	16-Dec-94	16-Dec-04	Mineral Claim
F48872	PT 4	076-M-02	1,833.5	16-Dec-94	16-Dec-04	Mineral Claim
			3,899.5

F65378	KIM 1	076-L-04	67.40	04-Sep-98	04-Sep-04	Mineral Claim

F76144	TA 1	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76145	TA 2	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76146	TA 3	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76147	TA 4	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76148	TA 5	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76149	TA 6	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76150	TA 7	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76151	TA 8	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76152	TA 9	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76153	TA 10	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76154	TA 11	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76155	TA 12	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76156	TA 13	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76157	TA 14	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76158	TA 15	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76159	TA 16	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76160	TA 17	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76161	TA 18	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76162	TA 19	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76163	TA 20	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76164	TA 21	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76165	TA 22	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76166	TA 23	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76167	TA 24	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76168	TA 25	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76169	TA 26	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
F76170	TA 27	86-I-01	2582.5	06-Jun-02	06-Jun-04	Mineral Claim
			69,727.5
CONTWOYTO INUIT OWNED LANDS
					Next
Tag#	Claim	NTS	Acres	Registered	Anniversary	Type of Property

CO-08-00-01		076-E-15	20,968.62	01-Jan-95	31-Dec-04	Mineral Claim
CO-08-00-02		076-E-15	19,518.16	01-Jan-95	31-Dec-04	Mineral Claim
CO-08-00-03		076-E-15	12,181.86	01-Jan-95	31-Dec-04	Mineral Claim
CO-08-00-05		076-E-15	4,971.58	31-Dec-99	31-Dec-04	Mineral Claim
CO-08-00-06		076-E-15	7,610.58	31-Dec-00	31-Dec-04	Mineral Claim
			65,250.80

HOOD RIVER CLAIMS
F64824	Hood 3	76-L-10	2582.5	24-Jun-98	24-Jun-06	Mineral Claim
F64825	Hood 4	76-L-10	2582.5	24-Jun-98	24-Jun-06	Mineral Claim

F64828	Hood 12	76-L-13	2582.5	24-Jun-98	24-Jun-08	Mineral Claim
F64829	Hood 14	76-L-13	2582.5	24-Jun-98	24-Jun-08	Mineral Claim
			10,330.00

F48875	PT 7	76-L-15	263.37	16-Dec-94	16-Dec-03	Mineral Claim

CO 20 - 00 - 01		76-L-15	6653.08	01-Jan-97	01-Jan-05	IOL - Mineral Claim
CO 20 - 00 - 03 (a)		76-L-14	3008.90	01-Jan-97	01-Jan-05	IOL - Mineral Claim
CO 20 - 00 - 03 (b)		76-L-15	2164.74	01-Jan-97	01-Jan-05	IOL - Mineral Claim
CO 20 - 00 - 04		76-L-15	2901.85	01-Jan-97	01-Jan-05	IOL - Mineral Claim
CO 20 - 01 - 01		76-L-15	6653.08	01-Jan-97	01-Jan-05	IOL - Mineral Claim
			21,381.64

ICE CLAIMS
F22432	ICE032	76-E-06	2582.5	01-Apr-92	01-Apr-04	Lease Applied For
F22433	ICE033	76-E-06	2582.5	01-Apr-92	01-Apr-04	Lease Applied For
F22464	ICE064	76-E-06	2582.5	01-Apr-92	01-Apr-04	Lease Applied For
F22534	ICE334	76-E-06	2582.5	01-Apr-92	01-Apr-04	Lease Applied For
F22535	ICE335	76-E-06	2582.5	01-Apr-92	01-Apr-04	Lease Applied For
F22537	ICE337	76-E-06	2582.5	01-Apr-92	01-Apr-04	Lease Applied For
ML3464	ICE336	76-E-06	2665.0	14-Feb-96	14-Feb-04	Lease
			18,160.0

DOLLY VARDEN CLAIMS
F23152	DIA 52	76-E-01	2,582.50	28-Apr-04	28-Apr-04	Lease Applied For

ROCKINGHORSE CLAIMS
F60840	WC 156	86-I-02	413.2	11-Dec-96	11-Dec-04	Mineral Claim
F60841	WC 157	86-I-02	1601.15	11-Dec-96	11-Dec-03	Mineral Claim
F60844	WC 160	86-I-02	826.4	11-Dec-96	11-Dec-06	Mineral Claim
F60846	WC 162	86-I-02	154.95	11-Dec-96	11-Dec-03	Mineral Claim
F60847	WC 163	86-I-02	464.85	11-Dec-96	11-Dec-06	Mineral Claim
			3,460.55

F50064	SKY 1	86-I-02	2,582.50	20-Aug-99	20-Aug-09	Mineral Claim

F58889	PUD 4	86-I-14	2582.5	14-Jun-99	14-Jun-05	Mineral Claim
F58890	PUD 5	86-I-14	2582.5	14-Jun-99	14-Jun-05	Mineral Claim
F56909	PUD 24	86-I-14	2582.5	14-Jun-99	14-Jun-05	Mineral Claim
F66955	PUD 36	86-I-14	2582.5	14-Jun-99	14-Jun-06	Mineral Claim
F67117	PUD 39	86-I-14	2582.5	14-Jun-99	14-Jun-04	Mineral Claim
F67118	PUD 40	86-I-14	2582.5	14-Jun-99	14-Jun-04	Mineral Claim
			15,495.0

F58677	DD 24	86-I-13	2,582.50	11-Apr-96	11-Apr-04	Mineral Claim

F62383	KE 5	86-I-10	447.63	14-May-97	14-May-05	Mineral Claim
F62941	KE 6	86-I-10	416.63	14-May-97	14-May-05	Mineral Claim
F63306	KE 22	86-I-7	378.77	14-May-97	14-May-05	Mineral Claim
			1,243.03

F85901	KEN 1	86-I-09	2582.5	20-Apr-99	12-Mar-09	Mineral Claim
F66045	KEN 5	86-I-09	2100.35	20-Apr-99	12-Mar-09	Mineral Claim

			4,682.85

F74768	NAP 1	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74769	NAP 2	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74770	NAP 3	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74771	NAP 4	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74772	NAP 5	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74773	NAP 6	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74774	NAP 7	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74775	NAP 8	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74776	NAP 9	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74777	NAP 10	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74778	NAP 11	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74779	NAP 12	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74780	NAP 13	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F74781	NAP 14	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75430	NAP 15	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75431	NAP 16	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75432	NAP 17	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75433	NAP 18	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75434	NAP 19	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75435	NAP 20	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75436	NAP 21	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75437	NAP 22	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75438	NAP 23	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75439	NAP 24	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75440	NAP 25	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75441	NAP 26	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75442	NAP 27	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75443	NAP 28	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75444	NAP 29	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75445	NAP 30	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75446	NAP 31	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75447	NAP 32	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75448	NAP 33	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75449	NAP 34	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75450	NAP 35	86-I-10	831.67	11-Jun-02	11-Jun-04	Mineral Claim
F75451	NAP 36	86-I-10	1514.99	11-Jun-02	11-Jun-04	Mineral Claim
F75452	NAP 37	86-I-10	1477.12	11-Jun-02	11-Jun-04	Mineral Claim
F75453	NAP 38	86-I-10	509.58	11-Jun-02	11-Jun-04	Mineral Claim
F75454	NAP 39	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75455	NAP 40	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75456	NAP 41	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75457	NAP 42	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75458	NAP 43	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75459	NAP 44	86-I-10	263.74	11-Jun-02	11-Jun-04	Mineral Claim
F75461	NAP 46	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75462	NAP 47	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75463	NAP 48	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75464	NAP 49	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75465	NAP 50	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75466	NAP 51	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75467	NAP 52	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75468	NAP 53	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim

F75469	NAP 54	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75470	NAP 55	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75471	NAP 56	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75472	NAP 57	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75473	NAP 58	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75474	NAP 59	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
F75475	NAP 60	86-I-10	2582.5	11-Jun-02	11-Jun-04	Mineral Claim
			144,052.10

F74338	TL 8	86-I-11	2029.57	24-Jun-93	13-Mar-04	Mineral Claim
F74352	TL 22	86-I-11	2582.5	24-Jun-93	13-Mar-04	Mineral Claim
F74353	TL 23	86-I-11	1019.73	24-Jun-93	13-Mar-04	Mineral Claim
F74354	TL 24	86-I-11	378.53	24-Jun-93	13-Mar-04	Mineral Claim
F74355	TL 25	86-I-11	2582.5	24-Jun-93	13-Mar-04	Mineral Claim
F74356	TL 26	86-I-11	2582.5	24-Jun-93	13-Mar-04	Mineral Claim
F74366	TL 36	86-I-11	64.72	24-Jun-93	13-Mar-04	Mineral Claim
F74367	TL 37	86-I-11	255.23	24-Jun-93	13-Mar-04	Mineral Claim
F74368	TL 38	86-I-11	469.09	24-Jun-93	13-Mar-04	Mineral Claim
F74369	TL 39	86-I-11	471.17	24-Jun-93	13-Mar-04	Mineral Claim
			12,435.54

CO44 -00-01		86-I-11	414.0	01-Jan-97	01-Jan-05	IOL - Mineral Claim

F38623	OK 123	86-I-11	2582.5	18-Jun-93	18-Jun-03	Applied for Lease
F38627	OK 127	86-I-11	2582.5	18-Jun-93	18-Jun-03	Applied for Lease
F38628	OK 128	86-I-11	2582.5	18-Jun-93	18-Jun-03	KCEI Lease
F38629	OK 129	86-I-11	2582.5	18-Jun-93	18-Jun-03	Applied for Lease
F38648	OK 148	86-I-11	2169.3	18-Jun-93	18-Jun-03	Applied for Lease
F38649	OK 149	86-I-11	2169.3	18-Jun-93	18-Jun-03	Applied for Lease
F38652	OK 152	86-I-11	2582.5	18-Jun-93	18-Jun-03	Applied for Lease
F38653	OK 153	86-I-11	2582.5	18-Jun-93	18-Jun-03	Applied for Lease
F38654	OK 154	86-I-11	2582.5	18-Jun-93	18-Jun-03	Applied for Lease
F38665	OK 165	86-I-11	2582.5	18-Jun-93	18-Jun-03	Applied for Lease
			24,998.60

		Total	471,765.71

Committee Bay Greenstone Belt Claims

The following is a list of our claims in the Committee Bay Greenstone Belt:

Claim name	Claim No.	NTS Sheet	Recording Date	Anniversary Date

Pick 1	F54799	56K/03	16-Oct-02	16-Oct-10
Pick 2	F54798	56K/03	16-Oct-02	16-Oct-10
Pick 3	F54760	56K/03	16-Oct-02	16-Oct-10
EE 1	F54757	56K/06	16-Oct-02	16-Oct-11*
EE 2	F54756	56K/06	16-Oct-02	16-Oct-11*
EE 3	F54758	56K/06	16-Oct-02	16-Oct-12*
K 1	F60304	56K/11	16-Oct-02	16-Oct-10*
K 2	F60305	56K/11	16-Oct-02	16-Oct-10*
CAY 1	F60252	56K/09	16-Oct-02	16-Oct-12*
CAY 3	F60254	56K/09	16-Oct-02	16-Oct-12*
AA 1	F60249	56J/13	16-Oct-02	16-Oct-10
AA 2	F60250	56J/13	16-Oct-02	16-Oct-10
NN 1	F60307	56K/16	16-Oct-02	16-Oct-12*
NN 2	F60251	56O/04	16-Oct-02	16-Oct-12*
WREN 1	F60231	56J/11	16-Oct-02	16-Oct-12*
WREN 2	F60232	56J/14	16-Oct-02	16-Oct-12*
WREN 3	F60233	56J/14	16-Oct-02	16-Oct-12*
WREN 4	F60234	56J/14	16-Oct-02	16-Oct-12*
WREN 5	F60235	56J/14	16-Oct-02	16-Oct-12*
WEST	F60212	56K/03	16-Oct-02	16-Oct-10
HOST	F54800	56K/03	16-Oct-02	16-Oct-10

•	as confirmed by the mining recorder

one small additional claim GB-1 will be ours after Bruce Goad transfers the claim.