Form 10QSB
period 2007-09-30
GOLDEN RIVER RESOURCES CORP.
filed 2007-11-14
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    September 30, 2007     or
                               ------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes   X           No
   -----------       -------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes               No  X
   ----------       --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 26,711,630 outstanding shares of Common Stock as of November 12, 2007. (Does not include 10,000,000 shares of common stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration.)

    Transitional Small Business Disclosure Format (Check one) Yes      No X
                                                                  ---    ---

Table Of Contents



                                                                         PAGE NO

PART I.       FINANCIAL INFORMATION

Item 1        Financial Statements                                             2
Item 2        Management's Discussion and Analysis or Plan of Operation       13
Item 3        Controls and Procedures                                         14

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                               15
Item 2        Unregistered Sales of Equity Securities and Use of              15
              Proceeds
Item 3        Defaults Upon Senior Securities                                 15
Item 4        Submission of Matters to a Vote of Security Holders             15
Item 5        Other Information                                               15
Item 6        Exhibits                                                        15


SIGNATURES                                                                    16

EXHIBIT INDEX                                                                 17

Exh. 31.1          Certification                                              18
Exh. 31.2          Certification                                              20
Exh. 32.1          Certification                                              22
Exh. 32.2          Certification                                              23

Item 1.  FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

      The interim financial statements included herein have been prepared by Golden River Resources Corporation ("Golden River Resources" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.

      In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2007, the results of its operations for the three month period ended September 30, 2007 and September 30, 2006, and the changes in its cash flows for the three month period ended September 30, 2007 and September 30, 2006, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

      UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2007
                                   (Unaudited)


                                                                    A$000's
                                                                 -------------

ASSETS

Current Assets
Cash                                                                        21
Receivables                                                                 29
Prepayments and Deposits                                                    53
                                                                 -------------

Total Current Assets                                                       103
                                                                 -------------

Non Current Assets
Property and Equipment, net                                                  -
                                                                 -------------

Total Non Current Assets                                                     -
                                                                 -------------

Total Assets                                                               103
                                                                 =============
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    A$000's
                                                                 -------------

ASSETS

Current Assets
Cash                                                                        21
Receivables                                                                 29
Prepayments and Deposits                                                    53
                                                                 -------------

Total Current Assets                                                       103
                                                                 -------------

Non Current Assets
Property and Equipment, net                                                  -
                                                                 -------------

Total Non Current Assets                                                     -
                                                                 -------------

Total Assets                                                               103
                                                                 =============
LIABILITIES AND STOCKHOLDERS' EQUITY
*T


-0-
*T

Current Liabilities
Accounts Payable and Accrued Expenses                                      260
                                                                 -------------

Total Current Liabilities                                                  260
                                                                 -------------

Total Liabilities                                                          260
                                                                 -------------

Stockholders' Equity:
Common Stock: $.0001 par value
100,000,000 shares authorized,
26,714,130 issued                                                            3
Additional Paid-in-Capital                                              34,682
Less Treasury Stock at Cost, 2,500 shares                                 (20)
Other Comprehensive Loss                                                  (14)
Retained Deficit during exploration stage                              (8,406)
Retained Deficit prior to exploration stage                           (26,402)
                                                                 -------------

Total Stockholders' Equity (Deficit)                                     (157)
                                                                 -------------

Total Liabilities and Stockholders' Equity                                 103
                                                                 =============
See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                Consolidated Statements of Operations Three Month
         Ended September 30, 2007 and 2006 and for the cumulative period
    July 1, 2002 (inception of exploration activities) to September 30, 2007
                                   (Unaudited)

                                          Three Months     Three Months       July 1, 2002
                                          Ended September  Ended September         to
                                             30, 2007         30, 2006     September 30, 2007
                                             A$000's          A$000's            A$000's

Revenues                                              A$-              A$-                 A$-
                                         ---------------- ---------------- -------------------

Costs and Expenses:
Stock Based Compensation                              54                7                 922
Exploration Expenditure                               75              374               3,239
Loss on Disposal of Equipment                          -                -                   1
Interest Expense, net                                  -                -                 416
Legal, Accounting and Professional                    17               23                 639
Administrative                                       138              129               3,072
                                         ---------------- ---------------- -------------------

                                                     284              533               8,289

                                         ---------------- ---------------- -------------------

(Loss) from Operations                              (284)            (533)             (8,289)
Foreign Currency Exchange Gain (Loss)                 (6)             (16)               (125)
Other Income:
Interest - net, related entity                         -                3                   5
  - other                                              -                2                   3
                                         ---------------- ---------------- -------------------

(Loss) before Income Tax                            (290)            (544)             (8,406)

Provision for Income Tax                               -                -                   -
                                         ---------------- ---------------- -------------------

Net (Loss)                                          (290)            (544)             (8,406)

                                         ---------------- ---------------- -------------------

Basic net (Loss) Per Common Equivalent
 Shares                                            (0.01)         $ (0.03)              (0.52)

                                         ---------------- ---------------- -------------------

Weighted Number of Common
Equivalent Shares Outstanding (000's)             27,823           16,714              16,290
                                         ---------------- ---------------- -------------------


    See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
               Consolidated Statements of Cash Flows Three Months
         Ended September 30, 2007 and 2006 and for the cumulative period
    July 1, 2002 (inception of exploration activities) to September 30, 2007
                                   (Unaudited)

                                                                                      July 1, 2002 to
                                                         2007            2006         September 30,
                                                       A$000's         A$000's             2007
                                                                                         A$000's
                                                    -------------- ---------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                   (290)            (544)            (8,406)

Adjustments to reconcile net (loss) to net cash
 (used)
in Operating Activities
Foreign Currency Exchange Loss                                  6               16                113
Depreciation of Plant and Equipment                             -                2                 26
Stock based compensation                                       54                7                922
Accrued interest added to principal                             -                -                184
Net Change in:
Receivables                                                    (8)            (206)               (29)
Staking Deposit                                                 -                -                 23
Prepayments and Deposits                                       (5)               -                (53)
Accounts Payable and Accrued Expenses                         (73)            (236)              (194)
Short Term Advance - Affiliates                                 -               (1)               (36)
                                                    -------------- ---------------- ------------------

Net Cash (Used) in Operating Activities                      (316)            (962)            (7,450)
                                                    -------------- ---------------- ------------------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Plant and Equipment                                 -                -                (27)
                                                    -------------- ---------------- ------------------

Net Cash (Used) in Investing Activities                         -                -                (27)
                                                    -------------- ---------------- ------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from Affiliates                                  -                -              1,031
Sale of Warrants (net)                                          -               (7)             4,311
Proceeds from Loan Payable                                      -                -              2,273
                                                    -------------- ---------------- ------------------

Net Cash Provided by (Used in)Financing Activities              -               (7)             7,615
                                                    -------------- ---------------- ------------------

Effects of Exchange Rate on Cash                              (12)               -               (118)
                                                    -------------- ---------------- ------------------

Net Increase (decrease) in Cash                              (328)            (969)                20

Cash at Beginning of Period                                   349            2,016                  1
                                                    -------------- ---------------- ------------------

Cash at End of Period                                          21            1,047                 21
                                                    -------------- ---------------- ------------------

Supplemental Disclosures
Interest Paid                                                   -                                 363

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                          -                -              4,273
Stock Options recorded as Deferred Compensation                 -                -                575

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                               September 30, 2007
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to September 30, 2007
                                   (Unaudited)

                                             Common   Treasury  Additional  Retained      Retained    Deferred     Other
                                              Stock  Stock, at   Paid-in     (Deficit)   (Deficit)      Compen-   Compre-
                                     Shares  Amount     Cost     Capital   (during the   (prior to      sation    hensive   Total
                                                                            Exploration  Exploration               Loss
                                                                              stage)       stage)
                                    -------- ------- ---------- ---------- ------------ ------------ ------------ ------- ---------
                                       000's A$000's    A$000's    A$000's      A$000's      A$000's      A$000's A$000's   A$000's
Balance June 30, 2002                  6,347      $1    $  (20)   $25,175            -    $ (26,402)           -       -   $(1,246)
Net loss                                   -       -         -          -    $    (681)           -            -       -      (681)
                                    -------- ------- ---------- ---------- ------------ ------------ ------------ ------- ---------
Balance June 30, 2003                  6,347      $1    $  (20)   $25,175    $    (681)   $ (26,402)           -       -   $(1,927)
Issuance of 1,753,984 shares and
 warrants in lieu of debt repayment    1,754       -         -    $ 2,273            -            -            -       -   $ 2,273
Sale of 1,670,000 shares and
 warrants                              1,670       -         -    $ 2,253            -            -            -       -   $ 2,253
Issuance of 6,943,057 shares on
 cashless exercise of options          6,943      $1         -    $    (1)           -            -            -       -         -
Net unrealized loss on foreign
 exchange                                  -       -         -          -            -            -            -    $ (9)  $    (9)
Net (loss)                                 -       -         -          -    $  (1,723)           -            -       -   $(1,723)
                                    -------- ------- ---------- ---------- ------------ ------------ ------------ ------- ---------
Balance June 30, 2004                 16,714      $2    $  (20)   $29,700    $  (2,404)   $ (26,402)           -    $ (9)  $   867
Amortization of 1,400,000 options
 under 2004 stock option plan              -       -         -          -            -            -    $     377       -   $   377
Net unrealized gain on foreign
 exchange                                  -       -         -          -            -            -            -    $  6   $     6
Net/(loss)                                 -       -         -          -    $  (2,600)           -            -       -   $(2,600)
                                    -------- ------- ---------- ---------- ------------ ------------ ------------ ------- ---------
Balance June 30, 2005                 16,714      $2    $  (20)   $30,275    $  (5,004)   $ (26,402)   $    (198)   $ (3)  $(1,350)
To eliminate deferred compensation
 against Paid-In Capital                   -       -         -    $  (198)           -            -    $     198       -         -
Issuance of 10,000,000 shares and
 20,000,000 options in lieu of debt
 repayment                            10,000      $1         -    $ 1,999            -            -            -       -   $ 2,000
Sale of 20,000,000 normal warrants         -       -         -    $   997            -            -            -           $   997
Sale of 10,000,000 special warrants        -       -         -    $ 1,069            -            -            -       -   $ 1,069

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                               September 30, 2007
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to September 30, 2007
                              (Unaudited) Continued

                                  Common    Treasury   Additional    Retained      Retained    Deferred     Other
                                   Stock    Stock, at   Paid-in      (Deficit)     (Deficit)    Compen-    Compre-
                       Shares     Amount      Cost      Capital    (during the    (prior to      sation    hensive        Total
                                                                    Exploration   Exploration                Loss
                                                                       stage)        stage)
                      --------- ----------- --------- ------------ ------------- ------------- --------- ------------ -------------
                          000's   A$000's     A$000's      A$000's       A$000's       A$000's   A$000's      A$000's       A$000's
Net unrealized loss
 on foreign exchange          -           -        -            -             -             -          -   $      (8)    $      (8)
Net (loss)                    -           -        -            -   $    (1,328)            -          -           -     $  (1,328)
                      --------- ----------- --------- ------------ ------------- ------------- --------- ------------ -------------
Balance June 30, 2006    26,714          $3  $   (20)  $   34,333   $    (6,332)  $   (26,402)  $      -   $     (11)    $   1,571
Costs associated with
 sale of normal and
 special warrants             -           -        -   $       (5)            -             -          -           -     $      (5)
Amortization of
 1,400,000 options
 under 2004 stock
 option plan                  -           -        -   $        7             -             -          -           -     $       7
Amortization of
 4,650,000 options
 under 2006 stock
 option plan                  -           -        -   $      293             -             -          -           -     $     293
Net unrealized loss
 on foreign exchange          -           -        -            -             -             -          -   $       5     $       5
Net (loss)                    -           -        -            -   $    (1,784)            -          -           -     $  (1,784)
                      --------- ----------- --------- ------------ ------------- ------------- --------- ------------ -------------
Balance June 30, 2007    26,714          $3  $   (20)  $   34,628   $    (8,116)  $   (26,402)  $      -   $      (6)    $      87
Amortization of
 4,650,000 options
 under 2006 stock
 option plan                  -           -        -   $       54             -             -          -           -     $      54
Net unrealized loss
 on foreign exchange          -           -        -            -             -             -          -   $      (8)    $      (8)
Net (loss)                    -           -       --            -   $      (290)            -          -           -     $    (290)
                      --------- ----------- --------- ------------ ------------- ------------- --------- ------------ -------------
Balance September 30,
 2007                    26,714          $3  $   (20)  $   34,682   $    (8,406)  $   (26,402)  $      -   $     (14)    $    (157)
                      --------- ----------- --------- ------------ ------------- ------------- --------- ------------ -------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2007

(1)   Organisation

     Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with Mr JI Gutnick and Mrs S Gutnick. These companies owned 77.48% of Golden River Resources as of September 30, 2007. During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd (formerly Bayou International Pty Ltd), a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company's name to Golden River Resources.

(2)   Affiliate Transactions

     Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

     Included in payables at September 30, 2007 was A$84,535 due to AXIS. During the three months ended September 30, 2007 and 2006 AXIS advanced Golden River Resources A$nil and A$125,936 respectively, provided services in accordance with the service agreement of A$136,450 and A$95,936 respectively and advanced/reimbursed AXIS A$192,500 and A$319,000 respectively for outstanding amounts, including carried forward outstanding amounts and a short term advance to assist with the payment of anticipated future costs incurred on the behalf of the Company. During the three months ended September 30, 2006 AXIS charged interest of A$3,463 at an interest rate of 9.35%. During the three months ended September 30, 2007 AXIS did not charge interest. AXIS is affiliated through common management and ownership.

     Interest expense incurred on loans and advances due to affiliated entities approximated A$nil in the three months ended September 30, 2006 and $nil in the three months ended September 30, 2007.

(3)   Recent Accounting Pronouncements

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

      In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes"- an interpretation of FASB Statement No. 109 (FIN
48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 157 will have on the results of operations, financial position, or cash flows.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstatement amount that, when all relevant quanitative and qualitative factors are considered, is material. SAB No 108 is effective for the fiscal year ending after November 15, 2006. The adoption of this interpretation did not have a material impact on the Company's future reported financial position or results of operations.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial position.

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

      The accumulated deficit of the Company from inception through September 30, 2007 amounted to A$34,808,000 of which A$8,406,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through September 30, 2007.

(5)   Income Taxes

      Golden River Resources should have carried forward losses of approximately US$22.6 million as of June 30, 2007 which will expire in the year 2007 through 2025. Golden River Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry forwards, management has provided a full valuation against the related tax benefit.

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

      The Company has calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$575,100 (US$445,900) and was amortized over the vesting period. At September 30, 2007, the options were fully vested.

      During the three months ended September 30, 2005, 50,000 options lapsed when Mr P. Ehrlich resigned as a Director and during the three months ended September 30, 2006, 250,000 options lapsed when Mr P. Althaus resigned as Chief Operating Officer.

      A summary of the options outstanding and exercisable at September 30, 2007 are as follows:

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

The Company has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.166, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to A$696,976 (US$525,450) and is being amortized over the vesting periods. For the three months ended September 30, 2007, the amortization amounted to A$54,268 and 600,000 options were forfeited. At September 30, 2007, the unamortized deferred compensation of these 4,050,000 outstanding options amounted to A$259,737.

      A summary of the options outstanding and exercisable at September 30, 2007 are as follows:

                            Outstanding       Exercisable
Number of options             4,050,000         1,350,000
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

      The following table reconciles the weighted average shares outstanding used for the computation:

                                                   Three months ended
                                                       September 30
Weighted average shares                               2007       2006
                                                     000's      000's
Outstanding - basic                                 26,714     16,714
      - Warrants                                     1,109          -
                                                ------------ --------
Weighted average shares outstanding                 27,823     16,714
                                                ============ ========

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

      The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

     3 months ended September 30, 2006 A$1.00 = US$.7571
     3 months ended September 30, 2007 A$1.00 = US$.8884
     3 months ended September 30, 2006 A$1.00 = CDN$.8321
     3 months ended September 30, 2007 A$1.00 = CDN$.8881

RESULTS OF OPERATION

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006.

      Costs and expenses decreased from A$533,000 in the three months ended September 30, 2006 to A$284,000 in the three months ended September 30, 2007. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006 does not always present a true comparison.

      The decrease in costs and expenses is a net result of:

a) a decrease in legal, accounting and professional expense from A$23,000 for the three months ended September 30, 2006 to A$17,000 for the three months ended September 30, 2007. In the three months ended September 30, 2006, the Company incurred costs as a result of reviewing the proposed listing application and there was an increase in share registry maintenance fees for which there was no comparable amounts in the three months ended September 30, 2007.

b) an increase in administrative costs including salaries from A$129,000 in the three months ended September 30, 2006 to A$138,000 in the three months ended September 30, 2007, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement partially offset by a reduction in administrative salaries and costs following the resignation of the Chief Operating Officer.

c) a decrease in the exploration expenditure expense from A$374,000 for the three months ended September 30, 2006 to A$75,000 for the three months ended September 30, 2007 primarily as a result of decreased exploration activity. The cost for the three months ended September 30, 2006 represents the cost of the Vice President Exploration and associated costs. For the three months ended September 30, 2007, the costs related to consultants providing exploration reviews and advice. No field exploration was undertaken during the quarters ended September 30, 2006 or 2007.

d) an increase in stock based compensation from A$7,000 for the three months ended September 30, 2006 to A$54,000 for the three months ended September 30, 2007 as a result of an increase in the number of options outstanding. See Note 6 concerning the Company's outstanding stock options.

      Other income decreased from A$5,344 in the three months ended September 30, 2006 to A$nil in the three months ended September 30, 2007.

      As a result of the foregoing, the loss from operations decreased from A$533,000 for the three months ended September 30, 2006 to A$284,000 for the three months ended September 30, 2007.

      The Company recorded a foreign currency exchange loss of A$6,000 for the three months ended September 30, 2007 compared to A$16,000 for the three months ended September 30, 2006.

      The net loss was A$290,000 for the three months ended September 30, 2007 compared to a net loss of A$544,000 for the three months ended September 30, 2006.

Liquidity and Capital Resources

      For the three months ended September 30, 2007, net cash used in operating activities was A$316,000 primarily consisting of the net loss of A$290,000; a decrease in receivables of A$8,000, a decrease in accounts payable and accrued expenses of A$73,000 and an increase in stock based compensation of A$54,000.

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

      As of September 30, 2007 the Company had short-term obligations of A$260,000 comprising accounts payable and accrued expenses.

      We have A$21,000 in cash at September 30, 2007.

      During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. In relation to the Committee Bay Properties, this was more than the minimum required expenditure and as a result, we do not have a legal obligation to undertake further exploration on those properties during their life. However our properties are prospective for gold and other minerals. We undertook further exploration in August 2006 on the Slave Properties and we spent A$502,000 on such exploration activities in fiscal 2007 and to date A$75,000 in fiscal 2008 for maintenance cost. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont'd)

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

      Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

Item 5.  OTHER INFORMATION

      Not Applicable

Item 6.  EXHIBITS

      (a)  Exhibit No. Description
           -----------------------

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

                        By:
                                          J.I. Gutnick

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

                             Dated November 14, 2007

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