Form 10QSB
period 2007-12-31
GOLDEN RIVER RESOURCES CORP.
filed 2008-02-14
CIK 814904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2007     or
                                  -----------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number 0-16097
                       -------

                       GOLDEN RIVER RESOURCES CORPORATION
                          (formerly BAY RESOURCES LTD)
             (Exact name of Registrant as specified in its charter)

         Delaware                                              98-0079697
         --------                                              ----------
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
                                                          -------------------

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X__                  No____________

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                        No___X_________


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 26,711,630 outstanding shares of Common Stock as of February 11, 2008. (Does not include
 10,000,000 shares of common stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration.)

   Transitional Small Business Disclosure Format (Check one) Yes ____ No __x_

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

         In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of December 31, 2007, the results of its operations for the three and six month periods ended December 31, 2007 and December 31, 2006, and the changes in its cash flows for the three and six month periods ended December 31, 2007 and December 31, 2006, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2007
                                   (Unaudited)



                                                                     A$000's
                                                                   -----------

ASSETS

Current Assets
Cash                                                                        11
Receivables                                                                 44
Prepayments and Deposits                                                    51
                                                              -----------------

Total Current Assets                                                       106
                                                              =================

Non Current Assets
Property and Equipment, net                                                  -
                                                              -----------------

Total Non Current Assets                                                     -
                                                              -----------------

Total Assets                                                               106
                                                              =================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                                      389
                                                              -----------------

Total Current Liabilities                                                  389
                                                              -----------------

Total Liabilities                                                          389
                                                              -----------------

Stockholders' Equity:
Common Stock: $.0001 par value
100,000,000 shares authorized,
26,714,130 issued                                                            3
Additional Paid-in-Capital                                              34,735
Less Treasury Stock at Cost, 2,500 shares                                  (20)
Other Comprehensive Loss                                                   (12)
Retained Deficit during exploration stage                               (8,587)
Retained Deficit prior to exploration stage                            (26,402)
                                                              -----------------

Total Stockholders' Equity (Deficit)                                      (283)
                                                              -----------------

Total Liabilities and Stockholders' Equity                                 106
                                                              =================




See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
              Three and Six Months Ended December 31, 2007 and 2006
                   and for the cumulative period July 1, 2002
                    (inception of exploration activities) to
                                December 31, 2007
                                   (Unaudited)



                                                        Three Months    Three Months
                                                               Ended           Ended      Six Months      Six Months    July 1, 2002
                                                        December 31,    December 31,           Ended           Ended              to
                                                                2007            2006    December 31,    December 31,    December 31,
                                                             A$000's         A$000's            2007            2006            2007
                                                                                             A$000's         A$000's         A$000's

Revenues                                                         A$-             A$-             A$-             A$-             A$-
                                                      --------------- --------------- --------------- --------------- --------------

Costs and Expenses:

Stock Based Compensation                                          53              36             107              43             975
Exploration Expenditure                                         (20)              50              55             424           3,219
Loss on Disposal of Equipment                                      -               -               -               -               1
Interest Expense, net                                              -               -               -               -             416
Legal, Accounting and Professional                                14              55              31              78             653
Administrative                                                   135             106             273             235           3,207
                                                      --------------- --------------- --------------- --------------- --------------

                                                                 182             247             466             780           8,471

                                                      --------------- --------------- --------------- --------------- --------------

(Loss) from Operations                                         (182)           (247)           (466)           (780)         (8,471)
Foreign Currency Exchange Gain (Loss)                              1            (45)             (5)            (61)           (124)
Other Income:
Interest                                                           -               4               -               7               5
- net, related entity
         - other                                                   -               -               -               2               3
                                                      --------------- --------------- --------------- --------------- --------------

(Loss) before Income Tax                                       (181)           (288)           (471)           (832)         (8,587)

Provision for Income Tax                                           -               -               -               -               -
                                                      --------------- --------------- --------------- --------------- --------------

Net (Loss)                                                     (181)           (288)           (471)           (832)         (8,587)

                                                      --------------- --------------- --------------- --------------- --------------

Basic net (Loss) Per Common Equivalent Shares                $(0.00)         $(0.01)         $(0.01)         $(0.02)         $(0.44)

                                                      --------------- --------------- --------------- --------------- --------------

Weighted Number of Common                                     36,714          36,714          36,714          36,714          19,343
Equivalent Shares Outstanding (000's)
                                                      --------------- --------------- --------------- --------------- --------------



See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                         Consolidated Statements of Cash
                Flows Six Months Ended December 31, 2007 and 2006
                          and for the cumulative period
     July 1, 2002 (inception of exploration activities) to December 31, 2007
                                   (Unaudited)



                                                                                                             July 1, 2002
                                                                                                          to December 31,
                                                                               2007               2006               2007
                                                                            A$000's            A$000's            A$000's

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                                    (471)              (832)            (8,587)

Adjustments to reconcile net (loss) to net cash (used)
in Operating Activities
Foreign Currency Exchange Loss                                                    5                 61                112
Depreciation of Plant and Equipment                                               -                  4                 26
Stock based compensation                                                        107                 43                975
Accrued interest added to principal                                               -                  -                184
Net Change in:
Receivables                                                                    (23)              (121)               (44)
Staking Deposit                                                                   -                  -                 23
Prepayments and Deposits                                                        (3)                  -               (51)
Accounts Payable and Accrued Expenses                                            56              (342)               (65)
Short Term Advance - Affiliates                                                   -                (1)               (36)
                                                                    ---------------- ------------------ ------------------

Net Cash  (Used) in Operating Activities                                      (329)            (1,188)            (7,463)
                                                                    ---------------- ------------------ ------------------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Plant and Equipment                                                   -                  -               (27)
                                                                    ---------------- ------------------ ------------------

Net Cash (Used) in Investing Activities                                           -                  -               (27)
                                                                    ---------------- ------------------ ------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from Affiliates                                                    -                  -              1,031
Sale of Warrants (net)                                                            -                (7)              4,311
Proceeds from Loan Payable                                                        -                  -              2,273
                                                                    ---------------- ------------------ ------------------

Net Cash Provided by (Used in)Financing Activities                                -                (7)              7,615
                                                                    ---------------- ------------------ ------------------

Effects of Exchange Rate on Cash                                                (9)                  -              (115)
                                                                    ---------------- ------------------ ------------------

Net Increase (decrease) in Cash                                               (338)            (1,195)                 10

Cash at Beginning of Period                                                     349              2,016                  1
                                                                    ---------------- ------------------ ------------------

Cash at End of Period                                                            11                821                 11
                                                                    ---------------- ------------------ ------------------

Supplemental Disclosures
Interest Paid                                                                     -                                   363

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                                            -                  -              4,273
Stock Options recorded as Deferred Compensation                                   -                  -                575



See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                December 31, 2007
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2007
                                   (Unaudited)


                             Common  Treasury Additional  Retained      Retained   Deferred    Other
                              Stock  Stock,    Paid-in     (Deficit)   (Deficit)     Compen-  Compre-
                      Shares Amount     at     Capital   (during the   (prior to     sation   hensive  Total
                                       Cost               Exploration  Exploration             Loss
                                                            stage)       stage)
                      ----------------------------------------------------------------------------------------
                       000's A$000's  A$000's    A$000's      A$000's      A$000's    A$000's A$000's  A$000's
Balance June 30, 2002  6,347      $1    $(20)    $25,175            -    $(26,402)          -       - $(1,246)
Net loss                   -       -        -          -       $(681)            -          -       -    (681)
                      ------ ------- -------- ---------- ------------ ------------ ---------- ------- --------
Balance June 30, 2003  6,347      $1    $(20)    $25,175       $(681)    $(26,402)          -       - $(1,927)
Issuance of 1,753,984
 shares and warrants
 in lieu of debt
 repayment             1,754       -        -     $2,273            -            -          -       -   $2,273
Sale of 1,670,000
 shares and warrants   1,670       -        -     $2,253            -            -          -       -   $2,253
Issuance of 6,943,057
 shares on cashless
 exercise of options   6,943      $1        -       $(1)            -            -          -       -        -
Net unrealized loss
 on foreign exchange       -       -        -          -            -            -          -    $(9)     $(9)
Net (loss)                 -       -        -          -     $(1,723)            -          -       - $(1,723)
                      ----------------------------------------------------------------------------------------
Balance June 30, 2004 16,714      $2    $(20)    $29,700     $(2,404)    $(26,402)          -    $(9)     $867
Issuance of 1,400,000
 options under 2004
 stock option plan         -       -        -       $575            -            -     $(575)       -        -
Amortization of
 1,400,000 options
 under 2004 stock
 option plan               -       -        -          -            -            -       $377       -     $377
Net unrealized gain
 on foreign exchange       -       -        -          -            -            -          -      $6       $6
Net/(loss)                 -       -        -          -     $(2,600)            -          -       - $(2,600)
                      ----------------------------------------------------------------------------------------
Balance June 30, 2005 16,714      $2    $(20)    $30,275     $(5,004)    $(26,402)     $(198)    $(3) $(1,350)
To eliminate deferred
 compensation against
 Paid-In Capital           -       -        -     $(198)            -            -       $198       -        -
Issuance of
 10,000,000 shares
 and 20,000,000
 options in lieu of
 debt repayment       10,000      $1        -     $1,999            -            -          -       -   $2,000
Sale of 20,000,000
 normal warrants           -       -        -       $997            -            -          -             $997
Sale of 10,000,000
 special warrants          -       -        -     $1,069            -            -          -       -   $1,069

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                December 31, 2007
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2007
                              (Unaudited) Continued


                               Common  Treasury Additional  Retained      Retained   Deferred  Other
                                Stock  Stock,    Paid-in     (Deficit)   (Deficit)    Compen- Compre-
                        Shares Amount     at     Capital   (during the   (prior to    sation  hensive  Total
                                         Cost               Exploration  Exploration           Loss
                                                              stage)       stage)
                        --------------------------------------------------------------------------------------
                         000's A$000's  A$000's    A$000's      A$000's      A$000's  A$000's A$000's  A$000's
Net unrealized loss on
 foreign exchange            -       -        -          -            -            -        -    $(8)     $(8)
Net (loss)                   -       -        -          -     $(1,328)            -        -       - $(1,328)
                        --------------------------------------------------------------------------------------
Balance June 30, 2006   26,714      $3    $(20)    $34,333     $(6,332)    $(26,402)       $-   $(11)   $1,571
Costs associated with
 sale of normal and
 special warrants            -       -        -       $(5)            -            -        -       -     $(5)
Amortization of
 1,400,000 options
 under 2004 stock
 option plan                 -       -        -         $7            -            -        -       -       $7
Amortization of
 4,650,000 options
 under 2006 stock
 option plan                 -       -        -       $293            -            -        -       -     $293
Net unrealized loss on
 foreign exchange            -       -        -          -            -            -        -      $5       $5
Net (loss)                   -       -        -          -     $(1,784)            -        -       - $(1,784)
                        --------------------------------------------------------------------------------------
Balance June 30, 2007   26,714      $3    $(20)    $34,628     $(8,116)    $(26,402)       $-    $(6)      $87
Amortization of
 4,650,000 options
 under 2006 stock
 option plan                 -       -        -       $107            -            -        -       -     $107
Net unrealized loss on
 foreign exchange            -       -        -          -            -            -        -    $(6)     $(6)
Net (loss)                   -       -       --          -       $(471)            -        -       -   $(471)
                        --------------------------------------------------------------------------------------
Balance December 31,
 2007                   26,714      $3    $(20)    $34,735     $(8,587)    $(26,402)       $-   $(12)   $(283)
                        --------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2007

(1)      Organisation
         ------------

         Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with Mr JI Gutnick and Mrs S Gutnick. These companies owned 77.48% of Golden River Resources as of December 31, 2007. During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd, a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company's name to Golden River Resources. On January 22, 2008, Bay resources (Asia) Pty Ltd and Baynex.com Pty Ltd made application to Australian Securities and Investments Commission for de-registration as they were no longer trading.

(2)      Affiliate Transactions
         ----------------------

         Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

         Included in payables at December 31, 2007 was A$225,696 due to AXIS. During the six months ended December 31, 2007 and 2006 AXIS advanced Golden River Resources A$25,000 and A$53,000 respectively, provided services in accordance with the service agreement of A$252,725 and A$183,169 respectively and advanced/reimbursed AXIS A$192,614 and A$362,000 respectively for outstanding amounts, including carried forward outstanding amounts. During the six months ended December 31, 2006 the Company charged AXIS interest of A$6,992 at an interest rate between 9.35% and 10.10%. During the six months ended December 31, 2007 AXIS did not charge interest. AXIS is affiliated through common management and ownership.

         Interest expense incurred on loans and advances due to affiliated entities approximated A$nil in the six months ended December 31, 2006 and $nil in the six months ended December 31, 2007.

(3)      Recent Accounting Pronouncements
         --------------------------------

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The adoption of this interpretation is not expected to have a material impact on the Company's future reported financial position or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this interpretation is not expected to have a material impact on the Company's future reported financial position or results of operations.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

(4) Comprehensive Income (Loss)
    ---------------------------

         The Company follows SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires a company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income
(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency gains or (losses) during the six months to December 31, 2007 and 2006 amounted to (A$6,000) and A$7,000 respectively. Accordingly, comprehensive loss for the six months ended December 31, 2007 and 2006 amounted to A$(477,000) and A$(825,000) respectively.

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

         The accumulated deficit of the Company from inception through December 31, 2007 amounted to A$34,989,000 of which A$8,587,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through December 31, 2007.

(6)      Income Taxes
         ------------

         Golden River Resources should have carried forward losses of approximately US$22.6 million as of June 30, 2007 which will expire in the year 2008 through 2025. Golden River Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry forwards, management has provided a full valuation against the related tax benefit.

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

         The Company has accounted for all options issued based upon their fair market value using either the Black Scholes or Binomial option pricing method. Prior to 2006, the Company used the Black Scholes option pricing method to determine the fair market value of options issued. In 2006, the Company changed from using the Black Scholes option pricing method to the Binomial option pricing model. The Binomial option pricing model breaks down the time to expiration into a number of steps or intervals and can therefore be used to value American style options, taking into account the possibility of early exercise and reflect changing inputs over time. The options issued in 2006 have three vesting periods and therefore, the Company believed the Binomial option pricing model is a more accurate measure of the fair value of the options.

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

         The Company calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to be A$575,100 (US$445,900) and such amount was amortized over the vesting period. At December 31, 2007, the options were fully vested.

         A summary of the options outstanding and exercisable at December 31, 2007 are as follows:

                             Outstanding                    Exercisable
Number of options                950,000                        950,000
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

The Company has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.166, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of

90%. The total value of the options equates to A$696,976 (US$525,450) and is being amortized over the vesting periods. For the six months ended December 31, 2007, the amortization amounted to A$107,420 and 600,000 options were forfeited. At December 31, 2007, the unamortized deferred compensation of these 4,050,000 outstanding options amounted to A$206,586.

         A summary of the options outstanding and exercisable at December 31, 2007 are as follows:

                             Outstanding                     Exercisable
Number of options              4,050,000                       1,350,000
Exercise price                  US$0.308                        US$0.308
Expiration date         October 19, 2016                October 19, 2016

(8) Loss per share
    --------------

         Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive loss per share has not been presented as the effects of common stock equivalents are anti-dilutive. The Company has on issue 10,000,000 special warrants which are exercisable at any time until expiration and for no consideration. However, there is a restriction in the subscription agreement that does not allow the Company to process a warrant exercise notice if the holder (and its associates) would hold more than 9.99% of the shares of common stock unless the holder provides the Company with 61 days prior notice in which case the holder can exercise the entire 10,000,000 warrants. Accordingly, the Company has included 10,000,000 shares issuable by exercise of the special warrants in the weighted number of common equivalent shares outstanding.

Earnings per share

         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share".

         The following table reconciles the weighted average shares outstanding used for the computation:

                                                             Six months ended
                                                                December 31
                                                             2007         2006
Weighted average shares                                      000's        000's

Outstanding  - basic                                        26,714       26,714
             - Warrants                                     10,000       10,000
                                                       ------------ ------------

Weighted average shares outstanding                         36,714       36,714
                                                       ============ ============

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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

         6 months ended December 31, 2006 A$1.00 = US$.7893 6 months ended December 31, 2007 A$1.00 = US$.8767 6 months ended December 31, 2006 A$1.00 = CDN$.9207 6 months ended December 31, 2007 A$1.00 = CDN$.8610

RESULTS OF OPERATION

Three Months Ended December 31, 2007 vs. Three Months Ended December 31, 2006.

         Costs and expenses decreased from A$247,000 in the three months ended December 31, 2006 to A$182,000 in the three months ended December 31, 2007. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months ended December 31, 2007 to the three months ended December 31, 2006 does not always present a true comparison.

         The decrease in costs and expenses is a net result of:

a) a decrease in legal, accounting and professional expense from A$55,000 for the three months ended December 31, 2006 to A$14,000 for the three months ended December 31, 2007, primarily as a result of work in reviewing agreements in the three months ended December 31, 2006 for which there was no comparable amounts in the three months ended December 31, 2007.

b) an increase in administrative costs including salaries from A$106,000 in the three months ended December 31, 2006 to A$135,000 in the three months ended December 31, 2007, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement.

c) a decrease in the exploration expenditure expense from A$50,000 for the three months ended December 31, 2006 to A$(20,000) for the three months ended December 31, 2007. The costs for the three months ended December 31, 2006 represents the finalization of field and sampling program undertaken at the Company's exploration properties within the Slave Craton in Nunavut, Canada for 2006. For the three months ended December 31, 2007, the costs related to consultants providing exploration reviews and advice, and adjustment to cost of rehabilitation as the Company was required to pay the estimated cost of the rehabilitation in advance and the actual cost was less than the estimated cost. No field exploration was undertaken during the quarter ended December 31, 2007.

d) an increase in stock based compensation from A$36,000 for the three months ended December 31, 2006 to A$53,000 for the three months ended December 31, 2007 as a result of an increase in the number of options outstanding. See Note 6 concerning the Company's outstanding stock options.

         As a result of the foregoing, the loss from operations decreased from A$247,000 for the three months ended December 31, 2006 to A$182,000 for the three months ended December 31, 2007.

         Other income decreased from A$4,000 in the three months ended December 31, 2006 to A$nil in the three months ended December 31, 2007.

         The Company recorded a foreign currency exchange gain of A$1,000 for the three months ended December 31, 2007 compared to a foreign currency exchange loss of A$45,000 for the three months ended December 31, 2006.

         The net loss was A$181,000 for the three months ended December 31, 2007 compared to a net loss of A$288,000 for the three months ended December 31, 2006.

Six Months Ended December 31, 2007 vs. Six Months Ended December 31, 2006

         Revenue was A$nil in the six months ended December 31, 2006 and A$nil in the six months ended December 31, 2007.

         Costs and expenses decreased from A$780,000 in the six months ended December 31, 2006 to A$466,000 in the six months ended December 31, 2007. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the six months ended December 31, 2007 to the six months ended December 31, 2006 does not always present a true comparison.

         The increase in expenses is a net result of:

a) a decrease in legal, accounting and professional expense from A$78,000 for the six months ended December 31, 2006 to A$31,000 for the six months ended December 31, 2007. For the six months ended December 31, 2007, a decrease in share register activity decreased the fee for maintenance of the records by the external share registrar, and legal expenses for reviewing agreements compared to the six months ended December 31, 2006.

b) an increase in administrative costs including salaries from A$235,000 in the six months ended December 31, 2006 to A$273,000 in the six months ended December 31, 2007 primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement.

c) a decrease in the exploration expenditure expense from A$424,000 for the six months ended December 31, 2006 to A$55,000 for the six months ended December 31, 2007 primarily as a result of decreased exploration activity. The cost for the six months ended December 31, 2006 represents the field and sampling program undertaken of the Company's exploration properties within the Slave Craton in Nunavut, Canada. No field exploration was completed during the six months ended December 31, 2007 however the costs relate to consultants providing exploration reviews and advice.

d) an increase in stock based compensation from A$43,000 for the six months ended December 31, 2006 to A$107,000 for the six months ended December 31, 2007 as a result of an increase in the number of options outstanding. See Note 6 concerning the Company's outstanding stock options.


         As a result of the foregoing, the loss from operations decreased from A$780,000 for the six months ended December 31, 2006 to A$466,000 for the six months ended December 31, 2007.

         Other income decreased from A$9,000 in the six months ended December 31, 2006 to A$nil in the six months ended December 31, 2007.

         The Company recorded a foreign currency exchange loss of A$5,000 for the six months ended December 31, 2007, compared to A$61,000 for the six months ended December 31, 2006.

         The net loss was A$471,000 for the six months ended December 31, 2007, compared to a net loss of A$832,000 for the six months ended December 31, 2006.

Liquidity and Capital Resources

         For the six months ended December 31, 2007, net cash used in operating activities was A$329,000 primarily consisting of the net loss of A$471,000; and an increase in receivables of A$23,000, partially offset by an increase in accounts payable and accrued expenses of A$56,000 and an increase in stock based compensation of A$107,000.

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

         As of December 31, 2007 the Company had short-term obligations of A$389,000 comprising accounts payable and accrued expenses.

         We have A$11,000 in cash at December 31, 2007.

         During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. In relation to the Committee Bay Properties, this was more than the minimum required expenditure and as a result, we do not have a legal obligation to undertake further exploration on those properties during their life. However our properties are prospective for gold and other minerals. We undertook further exploration in August 2006 on the Slave Properties and we spent A$502,000 on such exploration activities in fiscal 2007 and to date A$55,000 in fiscal 2008 for maintenance cost. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

         Certain information contained in this Form 10-QSB's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-QSB report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, movements in the foreign exchange rate

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995 (cont'd)

and the availability of additional financing for the Company. Additional information which could affect the Company's financial results is included in the Company's Form 10-KSB on file with the Securities and Exchange Commission.

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

                                    Golden River Resources Corporation

                                    By: /s/____Joseph I. Gutnick________________

                                        Joseph I. Gutnick
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                    By: /s/____Peter Lee________________________
                                        Peter Lee, Director, Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                  Dated February 14, 2008

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