Form 10-Q
period 2008-03-31
GOLDEN RIVER RESOURCES CORP.
filed 2008-05-22
CIK 814904

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended: March 31 2008
                                         or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: _____________ to _____________


                                 --------------
                       GOLDEN RIVER RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)
                                 --------------

          Delaware                      0-16097                 98-0079697
(State or Other Jurisdiction          (Commission            (I.R.S. Employer
      of Incorporation)              File Number)           Identification No.)

         Level 8, 580 St Kilda Road Melbourne, Victoria, 3004, Australia
               (Address of Principal Executive Office) (Zip Code)

                               011 (613) 8532 2866
              (Registrant's telephone number, including area code)


 N/A Former name, former address and former fiscal year, if changed since last report)
                                 --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              [x]  Yes    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.


 Large accelerated filer [_]                       Accelerated filer [_]


  Non-accelerated filer  [_]                       Smaller reporting company [x]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                  Yes [x] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 26,711,630 outstanding shares of Common Stock as of April 30, 2008. (Does not include 10,000,000 shares of common stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration.)

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                  Yes [x] No [_]

================================================================================

Table Of Contents



                                                                        PAGE NO
                                                                        -------

PART I.       FINANCIAL INFORMATION

Item 1        Financial Statements                                           2
Item 2        Management's Discussion and Analysis or Plan of                13
              Operations
Item 3        Quantitative and Qualitative Disclosure about Market Risk      16
Item 4        Controls and Procedures                                        16

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                              17
Item 1A       Risk Factors                                                   17
Item 2        Unregistered Sales of Equity Securities and Use of             17
              Proceeds
Item 3        Defaults Upon Senior Securities                                17
Item 4        Submission of Matters to a Vote of Security Holders            17
Item 5        Other Information                                              17
Item 6        Exhibits                                                       17


SIGNATURES                                                                   18

EXHIBIT INDEX                                                                19

Exh. 31.1          Certification                                             20
Exh. 31.2          Certification                                             22
Exh. 32.1          Certification                                             24
Exh. 32.2          Certification                                             25

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

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

      In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2008, the results of its operations for the three and nine month periods ended March 31, 2008 and March 31, 2007, and the changes in its cash flows for the nine month periods ended March 31, 2008 and March 31, 2007, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

      UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet



                                             March 31, 2008   June 30, 2007
                                                 A$000's         A$000's
                                               (Unaudited)
ASSETS

Current Assets
Cash                                                      9             349
Receivables                                             133              21
Prepayments and Deposits                                 47              48
                                             --------------- ---------------

Total Current Assets                                    189             418
                                             --------------- ---------------

Non Current Assets
Property and Equipment, net                               -               2
                                             --------------- ---------------
                                                                          2
Total Non Current Assets                                  -
                                             --------------- ---------------

Total Assets                                            189             420
                                             =============== ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                   633             333
                                             --------------- ---------------

Total Current Liabilities                               633             333
                                             --------------- ---------------

Total Liabilities                                       633             333
                                             --------------- ---------------

Stockholders' Equity:
Common Stock: $.0001 par value
100,000,000 shares authorized,
26,714,130 issued                                         3               3
Additional Paid-in-Capital                           34,778          34,628
Less Treasury Stock at Cost, 2,500 shares               (20)            (20)
Accumulated Other Comprehensive Loss                     (9)             (6)
Retained Deficit during exploration stage            (8,794)         (8,116)
Retained Deficit prior to exploration stage         (26,402)        (26,402)
                                             --------------- ---------------

Total Stockholders' Equity (Deficit)                   (444)             87
                                             --------------- ---------------

Total Liabilities and Stockholders' Equity              189             420
                                             =============== ===============


See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
   Three and Nine Months Ended March 31, 2008 and 2007 and for the cumulative period July 1, 2002 (inception of exploration activities) to March 31, 2008
                                   (Unaudited)

                                      Three Months   Three Months   Nine Months    Nine Months   July 1, 2002
                                            Ended          Ended         Ended          Ended          to
                                       March 31, 2008 March 31, 2007  March 31,    March 31, 2007  March 31,
                                          A$000's        A$000's          2008        A$000's          2008
                                                                        A$000's                      A$000's

Revenues                                          A$-            A$-           A$-            A$-           A$-
                                       -------------- -------------- ------------- -------------- -------------

Costs and Expenses:

Stock Based Compensation                         43            152            150            195         1,018
Exploration Expenditure                          38             10             93            434         3,257
Loss on Disposal of Equipment                     -              -              -              -             1
Interest Expense, net                             -              -              -              -           416
Legal, Accounting and Professional               15             12             46             90           668
Administrative                                  111            128            385            363         3,318
                                       -------------- -------------- ------------- -------------- -------------

                                                207            302            674          1,082         8,678

                                       -------------- -------------- ------------- -------------- -------------

(Loss) from Operations                         (207)          (302)          (674)        (1,082)       (8,678)
Foreign Currency Exchange Gain (Loss)             -            (15)            (4)           (76)         (124)
Other Income:
Interest - net, related entity                    -              3              -             10             5
  - other                                         -              -              -              2             3
                                       -------------- -------------- ------------- -------------- -------------

(Loss) before Income Tax                       (207)          (314)          (678)        (1,146)       (8,794)

Provision for Income Tax                          -              -              -              -             -
                                       -------------- -------------- ------------- -------------- -------------

Net (Loss)                                     (207)          (314)          (678)        (1,146)       (8,794)

                                       -------------- -------------- ------------- -------------- -------------

Basic net (Loss) Per Common Equivalent
 Shares                                 $     (0.01)   $     (0.01)    $    (0.02)  $      (0.03)  $     (0.44)

                                       -------------- -------------- ------------- -------------- -------------

Weighted Number of Common
Equivalent Shares Outstanding (000's)        36,714         36,714         36,714         36,714        20,096
                                       -------------- -------------- ------------- -------------- -------------


See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                Consolidated Statements of Cash Flows Nine Months
           Ended March 31, 2008 and 2007 and for the cumulative period
      July 1, 2002 (inception of exploration activities) to March 31, 2008
                                   (Unaudited)

                                                                              July 1, 2002
                                                                              to March 31,
                                                       2008        2007            2008
                                                     A$000's      A$000's        A$000's
                                                    ---------- ------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                               (678)       (1,146)          (8,794)

Adjustments to reconcile net (loss) to net cash
 (used)
in Operating Activities
Foreign Currency Exchange Loss                              4            76              111
Depreciation of Plant and Equipment                         -             6               26
Stock based compensation                                  150           195            1,018
Accrued interest added to principal                         -             -              184
Net Change in:
Receivables                                              (112)          (58)            (169)
Staking Deposit                                             -             -               23
Prepayments and Deposits                                    1             -              (47)
Accounts Payable and Accrued Expenses                     300          (446)             179
Short Term Advance - Affiliates                             -            (1)               -
                                                    ---------- ------------- ----------------

Net Cash (Used) in Operating Activities                  (335)       (1,374)          (7,469)
                                                    ---------- ------------- ----------------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Plant and Equipment                            (2)            -              (29)
                                                    ---------- ------------- ----------------

Net Cash (Used) in Investing Activities                    (2)            -              (29)
                                                    ---------- ------------- ----------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from Affiliates                              -             -            1,031
Sale of Warrants (net)                                      -            (7)           4,311
Proceeds from Loan Payable                                  -             -            2,273
                                                    ---------- ------------- ----------------

Net Cash Provided by (Used in)Financing Activities          -            (7)           7,615
                                                    ---------- ------------- ----------------

Effects of Exchange Rate on Cash                           (3)            -             (109)
                                                    ---------- ------------- ----------------

Net Increase (decrease) in Cash                          (340)       (1,381)               8

Cash at Beginning of Period                               349         2,016                1
                                                    ---------- ------------- ----------------

Cash at End of Period                                       9           635                9
                                                    ---------- ------------- ----------------

Supplemental Disclosures
Interest Paid                                               -                            363

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                      -             -            4,273
Stock Options recorded as Deferred Compensation             -             -              575


See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
            March 31, 2008 and for the cumulative period July 1, 2002
             (inception of exploration activities) to March 31, 2008
                                   (Unaudited)

                                                    Common   Treasury  Additional   Retained      Retained   Deferred   Accumulated
                                              Stock  Stock, at   Paid-in     (Deficit)   (Deficit)     Compen-     Other
                                    Shares   Amount    Cost      Capital   (during the   (prior to     sation     Compre-    Total
                                                                            Exploration  Exploration              hensive
                                                                              stage)       stage)                  Loss
                                    ------- -------- --------- ----------- ------------ ------------ ---------- ----------- --------
                                      000's  A$000's   A$000's     A$000's      A$000's      A$000's    A$000's     A$000's  A$000's
Balance June 30, 2002                 6,347   $    1  $   (20)  $  25,175            -   $  (26,402)         -           -  $(1,246)
Net loss                                  -        -        -           -     $   (681)           -          -           -     (681)
                                    ------- -------- --------- ----------- ------------ ------------ ---------- ----------- --------
Balance June 30, 2003                 6,347   $    1  $   (20)  $  25,175     $   (681)  $  (26,402)         -           -  $(1,927)
Issuance of 1,753,984 shares and
 warrants in lieu of debt repayment   1,754        -        -   $   2,273            -            -          -           -  $ 2,273
Sale of 1,670,000 shares and
 warrants                             1,670        -        -   $   2,253            -            -          -           -  $ 2,253
Issuance of 6,943,057 shares on
 cashless exercise of options         6,943   $    1        -   $      (1)           -            -          -           -        -
Net unrealized loss on foreign
 exchange                                 -        -        -           -            -            -          -   $      (9) $    (9)
Net (loss)                                -        -        -           -     $ (1,723)           -          -           -  $(1,723)
                                    ------- -------- --------- ----------- ------------ ------------ ---------- ----------- --------
Balance June 30, 2004                16,714   $    2  $   (20)  $  29,700     $ (2,404)  $  (26,402)         -   $      (9) $   867
Issuance of 1,400,000 options under
 2004 stock option plan                   -        -        -   $     575            -            -   $   (575)          -        -
Amortization of 1,400,000 options
 under 2004 stock option plan             -        -        -           -            -            -   $    377           -  $   377
Net unrealized gain on foreign
 exchange                                 -        -        -           -            -            -          -   $       6  $     6
Net/(loss)                                -        -        -           -     $ (2,600)           -          -           -  $(2,600)
                                    ------- -------- --------- ----------- ------------ ------------ ---------- ----------- --------
Balance June 30, 2005                16,714   $    2  $   (20)  $  30,275     $ (5,004)  $  (26,402)  $   (198)  $      (3) $(1,350)

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 March 31, 2008
                   and for the cumulative period July 1, 2002
             (inception of exploration activities) to March 31, 2008
                              (Unaudited) Continued

                                 Common    Treasury   Additional    Retained      Retained    Deferred  Accumulated
                                  Stock    Stock, at   Paid-in      (Deficit)     (Deficit)    Compen-     Other
                      Shares     Amount      Cost      Capital    (during the    (prior to      sation    Compre-     Total
                                                                   Exploration   Exploration              hensive
                                                                      stage)        stage)                 Loss
                     --------- ----------- --------- ------------ ------------- ------------- --------- ----------- ----------
                         000's   A$000's     A$000's      A$000's       A$000's       A$000's   A$000's     A$000's    A$000's
To eliminate deferred
 compensation against
 Paid-In Capital             -           -        -   $     (198)            -             -   $    198          -          -
Issuance of
 10,000,000 shares
 and 20,000,000
 options in lieu of
 debt repayment         10,000  $        1        -   $    1,999             -             -          -          -   $  2,000
Sale of 20,000,000
 normal warrants             -           -        -   $      997             -             -          -          -   $    997
Sale of 10,000,000
 special warrants            -           -        -   $    1,069             -             -          -          -   $  1,069
Amortization of
 1,400,000 options
 under 2004 stock
 option plan                 -           -        -          191             -             -          -          -        191
Net unrealized loss
 on foreign exchange         -           -        -            -             -             -          -  $      (8)  $     (8)
Net (loss)                   -           -        -            -   $    (1,328)            -          -          -   $ (1,328)
                     --------- ----------- --------- ------------ ------------- ------------- --------- ----------- ----------
Balance June 30, 2006   26,714  $        3  $   (20)  $   34,333   $    (6,332)  $   (26,402)  $      -  $     (11)  $  1,571
Costs associated with
 sale of normal and
 special warrants            -           -        -   $       (5)            -             -          -          -   $     (5)
Amortization of
 1,400,000 options
 under 2004 stock
 option plan                 -           -        -   $        7             -             -          -          -   $      7
Amortization of
 4,650,000 options
 under 2006 stock
 option plan                 -           -        -   $      293             -             -          -          -   $    293
Net unrealized loss
 on foreign exchange         -           -        -            -             -             -          -  $       5   $      5
Net (loss)                   -           -        -            -   $    (1,784)            -          -          -   $ (1,784)
                     --------- ----------- --------- ------------ ------------- ------------- --------- ----------- ----------
Balance June 30, 2007   26,714  $        3  $   (20)  $   34,628   $    (8,116)  $   (26,402)  $      -  $      (6)  $     87
2007

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 March 31, 2008
                   and for the cumulative period July 1, 2002
             (inception of exploration activities) to March 31, 2008
                              (Unaudited) Continued

                                                                   Retained      Retained
                                                                   (Deficit)    (Deficit)              AccumulatedOther
                                 Common    Treasury  Additional  (during the    (prior to   Deferred       Compre-
                                  Stock    Stock, at   Paid-in    Exploration   Exploration   Compen-      hensive
                      Shares     Amount      Cost      Capital       stage)       stage)      sation         Loss          Total
Amortization of
 4,650,000 options
 under 2006 stock
 option plan                 -           -        -      $   150            -            -           -               -    $   150
Net unrealized loss
 on foreign exchange         -           -        -            -            -            -           -  $           (3)   $    (3)
Net (loss)                   -           -       --            -     $   (678)           -           -               -    $  (678)
                     --------- ----------- --------- ----------- ------------- ------------ ---------- ----------------  ---------
Balance March 31,
 2008                   26,714  $        3  $   (20)     $34,778     $ (8,794)  $  (26,402)  $       -  $           (9)   $  (444)
                     --------- ----------- --------- ----------- ------------- ------------ ---------- ----------------  ---------

See Notes to Consolidated Financial Statements

                    GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2008

(1) Organisation

      Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with Mr JI Gutnick and Mrs S Gutnick. These companies owned 77.48% of Golden River Resources as of March 31, 2008. During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd, a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company's name to Golden River Resources.

(2) Affiliate Transactions

      Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

      Included in payables at March 31, 2008 was A$495,842 due to AXIS. During the nine months ended March 31, 2008 and 2007 AXIS advanced Golden River Resources A$187,000 and A$427,000 respectively, provided services in accordance with the service agreement of A$360,871 and A$305,817 respectively and advanced/reimbursed AXIS A$192,614 and A$53,000 respectively for outstanding amounts, including carried forward outstanding amounts. During the nine months ended March 31, 2007 the Company charged AXIS interest of A$9,834 at an interest rate between 9.35% and 10.10%. During the nine months ended March 31, 2008 AXIS did not charge interest. AXIS is affiliated through common management and ownership.

(3) Recent Accounting Pronouncements

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

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis ( at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning July 1, 2009. The adoption of this interpretation has not and is not expected to have a material impact on the Company's future reported financial position or results of operations.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", which permits companies to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods between those fiscal years. The adoption of FAS 159 is not expected to have a material impact on the Company's consolidated financial position, results or operations or cash flows.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company's financial position, results of operations or cash flows.

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

      In March 2008, the FASB issued FSAB Statement No. 161 "Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB statements No. 133 ( "FAS 161") which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect and entity's financial position, financial performance and cash flows. FAS 161 is effective for the Company's fiscal year beginning January 1, 2009. The Company does not currently have any derivative instruments and is not involved in any hedging activities.


(4) Comprehensive Income (Loss)

      The Company follows SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires a company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency gains or (losses) during the nine months to March 31, 2008 and 2007 amounted to A$(3,383) and A$(6,586) respectively. Accordingly, comprehensive loss for the nine months ended March 31, 2008 and 2007 amounted to A$(681,000) and A$(1,139,000) respectively.

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

      The accumulated deficit of the Company from inception through March 31, 2008 amounted to A$35,196,000 of which A$8,794,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through March 31, 2008.

(6) Income Taxes

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

(7) Issue of Options under Stock Option Plan

      The Company follows the provisions of SFAS No.123(R), Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments

      The Company has accounted for all options issued based upon their fair market value using either the Black Scholes or Binomial option pricing method. Prior to 2006, the Company used the Black Scholes option pricing method to determine the fair market value of options issued. In 2006, the Company changed from using the Black Scholes option pricing method to the Binomial option pricing model. The Binomial option pricing model breaks down the time to expiration into a number of steps or intervals and can therefore be used to value American style options, taking into account the possibility of early exercise and reflect changing inputs over time. The options issued in 2006 have three vesting periods and therefore, the Company believed the Binomial option pricing model is a more accurate measure of the fair value of the options.

      In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 1,400,000 options to acquire shares of common stock in the Company, at an exercise price of US$1.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. All such options were vested by July 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on September 30, 2004 and is considered by the Company's Directors to be the fair value of the common stock. The options expire on October 15, 2014.

      The Company calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$575,100 (US$445,900) and such amount was amortized over the vesting period. At March 31, 2008, the options were fully vested.


      A summary of the options outstanding and exercisable at March 31, 2008 are as follows:

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

The Company, through an unrelated third party consultant, has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.166, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. For the nine months ended March 31, 2008, the amortization amounted to A$149,971 and 600,000 options were forfeited. At March 31, 2008, remaining value of the unamortized deferred compensation of these 4,050,000 outstanding options amounted to A$164,035.

      A summary of the options outstanding and exercisable at March 31, 2008 are as follows:

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

      The following table reconciles the weighted average shares outstanding used for the computation:

                                            Nine months ended
                                                 March 31
                                               2008     2007
Weighted average shares                       000's    000's

Outstanding - basic                          26,714   26,714
            - Warrants                       10,000   10,000
                                           --------- --------

Weighted average shares outstanding          36,714   36,714
                                           ========= ========


The options to purchase 5,000,000 shares of common stock are not included in the earnings per share computation as such amounts would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

      The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

     9 months ended March 31, 2007 A$1.00 = US$.7893
     9 months ended March 31, 2008 A$1.00 = US$.9178
     9 months  ended March 31, 2007 A$1.00 = CDN$.9207
     9 months ended March 31, 2008 A$1.00 = CDN$.9390

   RESULTS OF OPERATION


Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007.

      Costs and expenses decreased from A$302,000 in the three months ended March 31, 2007 to A$207,000 in the three months ended March 31, 2008. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007 does not always present a true comparison.

      The decrease in costs and expenses is a net result of:

a) An increase in legal, accounting and professional expense from A$12,000 for the three months ended March 31, 2007 to A$15,000 for the three months ended March 31, 2008, primarily as a result of costs associated with the Company's SEC compliance obligations.

b) a decrease in administrative costs including salaries from A$128,000 in the three months ended March 31, 2007 to A$111,000 in the three months ended March 31, 2008, primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement.

c) an increase in the exploration expenditure expense from A$10,000 for the three months ended March 31, 2007 to A$38,000 for the three months ended March 31, 2008. For the three months ended March 31, 2008, the costs related to consultants providing exploration reviews and advice, for which there were no comparable amounts for the three months ended March 31, 2007.

d) decrease in stock based compensation from A$152,000 for the three months ended March 31, 2007 to A$43,000 for the three months ended March 31, 2008 as a result of a decrease in the number of options outstanding combined with a number of options being fully expensed prior to the current period. See Note 6 concerning the Company's outstanding stock options.

      As a result of the foregoing, the loss from operations decreased from A$302,000 for the three months ended March 31, 2007 to A$207,000 for the three months ended March 31, 2008.

      Other income decreased from A$3,000 in the three months ended March 31, 2007 to A$nil in the three months ended March 31, 2008.

      The Company recorded a foreign currency exchange gain of A$nil for the three months ended March 31, 2008 compared to a foreign currency exchange loss of A$15,000 for the three months ended March 31, 2007.

      The net loss was A$207,000 for the three months ended March 31, 2008 compared to a net loss of A$314,000 for the three months ended March 31, 2007.

Nine months Ended March 31, 2008 vs. Nine months Ended March 31, 2007

      Revenue was A$nil in the nine months ended March 31, 2007 and A$nil in the nine months ended March 31, 2008.

      Costs and expenses decreased from A$1,082,000 in the nine months ended March 31, 2007 to A$674,000 in the nine months ended March 31, 2008. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the nine months ended March 31, 2008 to the nine months ended March 31, 2007 does not always present a true comparison.

      The increase in expenses is a net result of:

a) a decrease in legal, accounting and professional expense from A$90,000 for the nine months ended March 31, 2007 to A$46,000 for the nine months ended March 31, 2008. For the nine months ended March 31, 2008, a decrease in share register activity decreased the fee for maintenance of the records by the external share registrar. Legal and accounting expenses were incurred in relation to the preparation of the registration statement to register the warrants issued to RAB in the nine months ended March 31, 2007 and there was no comparable expense in the nine months ended March 31, 2008.

b) an increase in administrative costs including salaries from A$363,000 in the nine months ended March 31, 2007 to A$385,000 in the nine months ended March 31, 2008 primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement.

c) a decrease in the exploration expenditure expense from A$434,000 for the nine months ended March 31, 2007 to A$93,000 for the nine months ended March 31, 2008 primarily as a result of decreased exploration activity. The cost for the nine months ended March 31, 2007 represents the field and sampling program undertaken of the Company's exploration properties within the Slave Craton in Nunavut, Canada. No field exploration was completed during the nine months ended March 31, 2008 however the costs relate to consultants providing exploration reviews and advice.

d) A decrease in stock based compensation from A$195,000 for the nine months ended March 31, 2007 to A$150,000 for the nine months ended March 31, 2008 as a result of a decrease in the number of options outstanding combined with a number of options being fully expensed prior to the current period. See Note 6 concerning the Company's outstanding stock options.


      As a result of the foregoing, the loss from operations decreased from A$1,082,000 for the nine months ended March 31, 2007 to A$674,000 for the nine months ended March 31, 2008.

      Other income decreased from A$12,000 in the nine months ended March 31, 2007 to A$nil in the nine months ended March 31, 2008.

      The Company recorded a foreign currency exchange loss of A$4,000 for the nine months ended March 31, 2008, compared to A$76,000 for the nine months ended March 31, 2007.

      The net loss was A$678,000 for the nine months ended March 31, 2008, compared to a net loss of A$1,146,000 for the nine months ended March 31, 2007.

Liquidity and Capital Resources

      For the nine months ended March 31, 2008, net cash used in operating activities was A$335,000 primarily consisting of the net loss of A$678,000; and an increase in receivables of A$112,000, partially offset by an increase in accounts payable and accrued expenses of A$300,000 and an increase in stock based compensation of A$150,000.

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

      As of March 31, 2008 the Company had short-term obligations of A$633,000 comprising accounts payable and accrued expenses.

      We have A$9,000 in cash at March 31, 2008.

      During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. In relation to the Committee Bay Properties, this was more than the minimum required expenditure and as a result, we do not have a legal obligation to undertake further exploration on those properties during their life. However our properties are prospective for gold and other minerals. We undertook further exploration in August 2006 on the Slave Properties and we spent A$502,000 on such exploration activities in fiscal 2007 and to date A$93,000 in fiscal 2008 for maintenance cost. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

      Certain information contained in this Form 10-Q's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, movements in the foreign exchange rate and the availability of additional financing for the Company. Additional information which could affect the Company's financial results is included in the Company's Form 10-KSB on file with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      At March 31, 2008, the Company had no outstanding loan facilities. At March 31, 2008, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have a nil effect on the Company's cash position.


Item 4.  Controls and Procedures.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Not Applicable

Item 1A. Risk Factors.

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.  Other Information.

Not Applicable

Item 6.  Exhibits.

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

                       Golden River Resources Corporation



                        By:               Joseph I. Gutnick
                                          -----------------
                                          Joseph I. Gutnick
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                        By:               Peter Lee
                                          ---------
                                          Peter Lee
                                          Director, Secretary and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                        Dated May 13, 2008

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