Form 10-K
period 2008-06-30
GOLDEN RIVER RESOURCES CORP.
filed 2008-10-15
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number    0-16097

GOLDEN RIVER RESOURCES CORPORATION
(Exact name of Registrant as specified in its charter)

———————

Delaware	98-0079697
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Level 8, 580 St Kilda Road Melbourne, Victoria, 3004,  Australia
(Address of principal executive offices) (Zip Code)

011 (613) 8532 2860
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)
———————

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$1,068,465 as at June 30, 2008.

There were 26,711,630 outstanding shares of Common Stock as of October 10, 2008*

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		☐	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable
_____________________

* (Does not include 10,000,000 shares of Common Stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition or Plan of Operation – Liquidity and Capital Resources.”)

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

Currency.

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars.  References to dollars are to Australian dollars (A$) unless otherwise indicated as being Canadian dollars (CDN$) or United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 2008 have been translated into United States Dollars (“US$) using the rate of exchange at June 30, 2008 of A$1.00=US$0.9615.

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

In April 2008 the Company deregistered 100% owned inactive subsidiaries Baynex.com Pty Ltd and Bay Resources (Asia) Pty Ltd, both companies incorporated under the laws of Australia.

In June 2008 the Company agreed on terms with Tahera Diamond Corporation to obtain full control of properties listed in the 2002 Tahera/GRR agreement through the issuance of 3,000,000 shares of common stock and the payment of CDN$86,000, but final agreements had not been executed as of October 10, 2008. The agreement is subject to the Supreme Court of Canada’s approval.

It is the policy of our Board of Directors that we will not engage in any activities which would subject us to registration and reporting requirements of the Investment Company Act of 1940.

SEC Reports

We file annual, quarterly, current and other reports and information with the SEC.  These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.goldenriverresources.com.  These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

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

Slave Craton Properties

During 2002, we reached an agreement with the Canadian company, Tahera Diamond Corporation, to explore for gold on Tahera’s extensive properties on the Slave Craton in Nunavut, Canada. At that time, Tahera’s Slave land package included 177 mineral claims and 11 Inuit Owned Land (“IOL”) Concessions covering approximately 471,000 acres. As of September 30, 2008, the holdings have been reduced to 86 mineral claims and 8 Inuit Owned Land (“IOL”) Concessions covering approximately 261,000 acres. Tahera is a diamond mining company conducting diamond exploration in the northern Slave Craton and brought its Jericho diamond pipe into production in 2006.

The exploration properties of Tahera that the Company has access to are grouped into two main areas, the High Lake Volcanic Belt and the Contwoyto Formation, both of which are located in the Slave craton, Mackenzie District of Nunavut.

The exploration properties in the High Lake Volcanic Belt, originally consisted of the Hood River mineral claims and Hood Inuit Owned Land (“IOL”) concessions, all of which were located in the northwest section of the Slave Structural Province. The mineral claims (Hood 3, 4, 12 and 14) totalled 10,330 acres (two of which; the Hood 3 and 4 mineral claims have subsequently lapsed). The original Hood River IOL concessions were subsequently consolidated and reduced to the current Hood River CO-20-00-03R IOL concession which encompasses an area of 6,254 acres. The high grade Hood River gold showings identified to date occur within a 9 by 5 kilometre area in the west-central portion of the High Lake Greenstone Belt. Four main mineralized areas within the IOL have been identified to date; the North Fold Nose, the Penthouse, the Crown and the Blackridge Prospects.

The exploration properties, within the Contwoyto Formation, consist of the CO-08-00-01, 02, 03 and 05 IOL Concessions which are located on the east side of Contwoyto Lake.  The original CO-08-00-01, 02, 03 and 05 Concession Agreement totalled 65,250 acres but has subsequently been reduced to cover 11,061.10 acres.  Mineralization specific to the properties includes a number of significant banded iron formation hosted gold prospects including the R44-R47, R43-R45, the 4-2 Grid Area, , and the 5-5 Grid Area Prospects.

The agreement with Tahera dated March 7, 2002 gives us rights of access to exploration data of Tahera covering gold, silver and base metal potential on properties 100% held by Tahera or properties which are adjacent to or in the area of the Tahera properties. Tahera has an extensive database of data to which we have access, including geophysical surveys, overburden and bedrock mapping, overburden sampling and drilling data. We have agreed to pay them a two percent net smelter return royalty on any production from gold and base metals we discover having used Tahera’s extensive database. If during our exploration for gold, silver or base metals on the 100% Tahera held mineral properties, we discover diamonds, Tahera retains the rights to the diamonds. Under the agreement, if we wish to conduct exploration on the properties, we need to seek access to the properties and enter into an access agreement with Tahera, suitable to Tahera, which sets out the terms of our access. Our access cannot interfere with Tahera’s operations on the properties. Tahera has the sole and unfettered discretion to sell, transfer, assign, encumber, mortgage, pledge, hypothecate, allow to lapse, forfeit, surrender or in any way dispose of its interest in the properties. Should Tahera sell, transfer, assign the properties, we would then need to negotiate access with the new holder of the properties. We undertake exploration at our sole risk. Subject to Tahera’s rights, we have the right to exploit opportunities for gold, silver or base metals on the properties. In return, GRR has granted Tahera a 2% net smelter return royalty on any mineral deposit discoveries that GRR may identify.

The Company entered into access agreements with Tahera for the 2004 to 2006 exploration programs. No field exploration was undertaken during 2007 and 2008 and therefore we did not enter into access agreements for 2007 and 2008.

On January 16, 2008, Tahera Diamond Corporation obtained an order from the Ontario Superior Court granting it protection pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”) for 30 days, with subsequent extensions to November 30, 2008.

In June 2008, the Company agreed on terms with Tahera Diamond Corporation to obtain full control of the mining properties that are listed in the Tahera/GRR agreement through the issuance of 3,000,000 shares of common stock and the payment of CDN$86,000, but final agreements have not been executed as at October 10, 2008. The agreement is subject to the Supreme Court of Canada approval.

Each of the properties has minimum annual exploration expenditure commitments required to be met to maintain the rights to the property. The minimum annual commitments can be met either by actual exploration expenditures or by making a cash payment in lieu of exploration expenditure.  Expenditures by both Tahera and GRR are counted towards these commitments.  In 2004 and 2006, the commitments were met by a mixture of exploration expenditure and cash payments by both Tahera and GRR.  For 2007 and 2008, these commitments were met by a cash payment from Golden River Resources offset by application of accrued work commitments previously compiled by Tahera.

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

A list of the mining properties that are covered under the Tahera/GRR agreement appears as Appendix B to this Annual Report.  Exploration interest is currently focused on the CO-20-00-03R IOL and CO-08-01, 02, 03 and 05 IOL concessions.

The claims are maintained in good standing by applying an annual work commitment or a payment in lieu of work.  Fees and exploration expenditures associated with the maintenance of Tahera Corporation’s ground covered under the Slave Craton Agreement with Golden River Resources are the responsibility of Tahera.

Location

All mineral properties that fall under the Tahera-Golden River Resources agreement are located in the Slave Craton of the central arctic area of Nunavut, Canada.  The Slave Craton is a relatively small Archean craton, dominated by greenstone belts and turbidite sequences and underlain by older gneisses and granitoid bodies.  The Slave Craton or Slave Structural Province encompasses an elliptical area approximately 500 kilometres wide by 750 kilometres long, located between Great Slave Lake to the south and Coronation Gulf to the north (Figure 1).

Hood River Ground

The Hood River mineral properties and Inuit Owned Land Concessions are in the High Lake Volcanic Belt located in the northwest section of the Slave Structural Province in the Mackenzie District of Nunavut. The land holdings include 4 mining properties totalling 10,330 acres, two of which have subsequently lapsed. The original Hood River CO-20 IOL concessions were subsequently consolidated and reduced to the current Hood River CO-20-00-03R IOL Concession which encompasses an area of 5,173.64 acres.  Only the IOL concession is within the greenstone component of the High Lake Volcanic Belt and therefore of exploration interest to us. The approximate center of the Inuit Concessions is about 45 kilometers north of the Arctic Circle, and 530 kilometers north-northeast of Yellowknife. The IOL Concessions are held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera). There are no known encumbrances on the concessions.

FIGURE 1.	Location of the Project Area within Nunavut and the Slave Structural Province.

FIGURE 2. –
Location of the Original Properties Covered By the Tahera / Golden River Resources Agreement.  Note that some claims have been allowed to expire.  A complete, current listing of existing claims is presented as Appendix B.  In Figure 2 lakes and rivers are shown in blue; the Contwoyto IOL concession blocks are indicated by the green-filled polygons.  The Hood IOL concession is indicated as yellow-filled polygons and labeled as the “Hood Group” (modified: January 18, 2007)

Contwoyto Lake Ground

The original C0-08 Concession Agreement totalled 65,250 acres but was subsequently reduced to 11,061.10 acres (4,476.36 hectares). The approximate centre of the C0-08 Concession is 100 kilometres south of the Arctic Circle, 100 kilometres north-northwest of Lac de Gras, and 380 kilometres north-northeast of Yellowknife. The C0-08 Concession Agreement is held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera)

Access, Infrastructure, Local Resources

Access to all the areas within the Slave Craton is by aircraft.  In summer months, float equipped aircraft may land on local lakes of appropriate size including Contwoyto Lake, Napatulik Lake, Penthouse Lake, and Carat Lake. In addition, airstrips are available for fixed wing aircraft equipped with tundra tires at the Lupin mine site, the ULU Mine Site and Tahera’s Carat Camp (Jericho).  Helicopter support is required to mobilize personnel from camp sites to the property areas.  A winter road which links Yellowknife to the Lupin Mine Site on Contwoyto Lake has historically been used for economical transportation of supplies during the winter months.  This road has since been extended northward to Tahera’s Carat Camp.

The Tahera Properties are located in the treeless Arctic within the zone of permafrost.  The weather in the property areas is typical of the continental barren lands which experience cool summers and extremely cold winters. Winter temperatures can reach -45 degrees.  Summer temperatures are generally in the 5 to 10 degree Celsius range but can reach the high 20 degrees Celsius range.  Average annual snowfall rarely exceeds 1 metre, most of which falls during autumn and spring storms.  Small lakes are clear of ice usually by the third week in June and start freezing over again in mid to late September.

The topography of the area consists of low rolling hills with areas of low-lying swampy muskeg.  Local relief is low, rarely exceeding 150 metres.

The closest community with regularly scheduled air service is Kugluktuk (formerly Coppermine) which is located 145 kilometres northwest of the Tahera Anuri / Rockinghorse Concessions and 200 kilometres northwest of the Hood River Concessions.  First Air has scheduled flights everyday from Yellowknife to Kugluktuk.  The main centre for transportation to the properties is through Yellowknife, 530 kilometres southwest of the Hood River Concessions, and 410 kilometres southwest of the Contwoyto Concessions.  Fixed wing and helicopter charter services are available in Yellowknife, as are all supplies (groceries, lumber, fuel, etc.) and expediting services.  Additional existing infrastructure to assist servicing the company’s land holdings includes the Tahera Jericho Mine Site and the Lupin and ULU Mine Sites which belong to Oz Minerals (formerly Wolfden/Zinifex); however, all are currently on care and maintenance.  There is no infrastructure on the Hood or Contwoyto IOL Concessions.

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

In 1989 the ULU Gold Deposit was discovered.  It is immediately adjacent, and abuts onto, the western border of Company’s Hood River CO-20-00-03R IOL.  Previous exploration efforts undertaken within the Hood River CO-20-00-03R IOL have outlined several key areas of anomalous gold mineralization which include the Penthouse North and South Zones, the Blackridge Zone, the Crown Zone and the North Fold Nose Zone.

In 1999 when the Nunavut Land Claims Agreement came into effect the Inuit were granted surface ownership of approximately 360,000 square kilometres of land, of which they have the subsurface rights for approximately 37,500 square kilometres.  Nunavut Tunngavik Incorporated (NTI) is the entity through which these subsurface rights are administered. The Hood River Area around the ULU Deposit (CROWN, DEN, FIDO and ULU) in which Golden River Resources has an exploration interest was ultimately incorporated into NTI lands, with the exception of the original ULU Claim currently being evaluated by Oz Minerals (formerly Wolfden/Zinifex).

In March, 2003, Strongbow Resources Inc. and Nunavut Tunngavik Incorporated announced an agreement whereby Strongbow could explore a large parcel of land which covers all the south half of the High Lake Greenstone Belt and borders Tahera’s IOL concession on the east, south, and west.

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

Geological Setting

The Slave Structural Province encompasses an elliptical area approximately 500 kilometres wide by 750 kilometres long, located between Great Slave Lake to the south and Coronation Gulf to the north (Figure 1).

The Yellowknife Supergroup, an important host for ore deposits, occurs as twenty-six linear volcanic belts surrounded by granitic batholiths.  These belts are typically isoclinally folded and largely range in age from 2715-2671 million years.  The belts have been divided in the literature into either mafic volcanic-dominated (Yellowknife-Type) or felsic volcanic-dominated (Hackett River-Type).  Yellowknife-Type volcanic belts are dominated by massive to pillowed basalt flows with lesser amounts of felsic volcanic, volcaniclastic rocks, clastic sedimentary rocks and occasionally synvolcanic conglomerate and carbonate units.  The Hackett River-Type belts are defined by the abundance of calc-alkaline felsic and intermediate volcanic rocks generally intercalated with turbidite sedimentary sequences.

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

Prospects

The Slave Craton is a well mineralized area with huge potential for discovering mineral deposits.  Diamond, gold, copper, lead and zinc deposits have been identified.

Hood River Ground

High grade gold showings have been identified within a 9 by 7 kilometre block in the west-central portion of the High Lake Greenstone Belt within the CO-20-00-03R IOL.  To date, four main mineralized areas are known to occur; the North Fold Nose Zone, Penthouse Zones, Crown Zone and Blackridge Zone.  The mineral prospects on the property occur in rocks of the same age and nature as mineralization at the adjacent ULU Gold Deposit where gold occurs in brecciated basaltic wall rock clasts which are replaced by acicular arsenopyrite + quartz + K-feldspar.

There is a spatial relationship between the gold-bearing zones of the ULU Deposit and the axial trace of the ULU Anticline.  The North Fold Nose Area within the CO-20-00-03R IOL covers the northern most two kilometres of this important fold axis. Several gold-bearing zones have been previously identified in this area.  In one area along the axis of the anticline, a one metre wide quartz vein outcrops for over 40 metres.  Samples contain arsenopyrite, pyrite, pyrrhotite, chalcopyrite, and native copper mineralization.  Highly anomalous silver and bismuth geochemical values were also returned from these samples.

Further mineralized zones were discovered in the central fold of the North Fold Nose.  A highly anomalous gold value was produced within the prospect area from narrow quartz-pyrite vein rubble.

Previous exploration by Aber (1985), BHP-Utah (1988, 1989 and 1992) and Golden River (2004) has outlined five zones of gold mineralization on the Crown Prospect (now largely lying within the existing CO-20-00-03R IOL).  At the “Main Zone” several highly anomalous gold values were returned from samples taken within an 800 metre long, silicified, basalt/biotite schist contact zone.  Seven trenches have been dug into the Main Zone Area.  Silicified zones up to 6 metres wide containing disseminated arsenopyrite were noted.  The “B Zone” is parallel to, and 80 metres east of, the Main Zone. The structural setting and mineralogy of this zone is similar to that at the Main Zone.  Elevated gold values have been identified over a distance of 450 metres and the zone is reported to be open to the north.  Elevated gold values were also reported from grab samples, obtained from the “Western Zone” and also from the folded stratigraphy of the “Eastern” and “Fold” Zones, of silicified basalt and sediment which contained disseminated arsenopyrite mineralization.

The Penthouse Prospects are located to the northwest of the Crown Prospects.  The original sampling on the South Penthouse Grid returned anomalous gold values. The highest grade sample was from a silicified, north-trending shear zone which can be traced for approximately 200 metres.  Another northeast-trending shear, this one traceable for 250 metres on the North Penthouse Area returned significant gold results from samples taken of narrow arsenopyrite-bearing veins.  Several additional, highly prospective zones of surface mineralization have been identified in the Penthouse Area.

Geochemical samples of the polymetallic quartz veins in the area contain highly elevated silver values along with anomalous zinc, lead, cadmium, and antimony values.  This style of mineralization is very similar to the auriferous polymetallic quartz vein at the Northern Fold Nose on the historic ULU 2 Claim.

Five principal styles of mineralization were identified by BHP on the Penthouse Grid, namely:
•	Auriferous, silicified zones which contain arsenopyrite mineralization within sediments;
•	Auriferous, arsenopyrite-bearing quartz veins which occur at mafic volcanic-sediment contacts;
•	Auriferous, polymetallic, quartz veins transecting the mafic volcanic stratigraphy;
•	Stratabound, massive sulphide mineralization at the mafic volcanic-sediment contact; and
•	Auriferous, polymetallic, quartz veins hosted by sediments adjacent to the same mafic volcanic-sediment contact.

In the Penthouse area, massive sulphide mineralization is present as discontinuous pods, locally up to 1.5 metres thick, which occur along the western basalt-sediment contact on the south Penthouse grid.  Historically, anomalous values of gold, silver, copper lead and zinc have been returned from surface grab sampling.  No drilling was carried out on the southern Penthouse Prospect.

The Blackridge Prospect is located south of the Crown Prospects and across the southeastern edge of a granitic intrusion.  This area was previously evaluated by Aber Resources Ltd. during the 1985 field season.  The mineralization consists of an altered and locally brecciated gabbro-hosted, silicified zone.  The principal mineralized zone has been traced intermittently on surface for at least 700 metres northeast and is up to 2.5 - 3.5 metres wide. Anomalous gold values have been identified along this structure.

Contwoyto Property

More than 100 iron formation-hosted gold occurrences occur in the Point Lake - Contwoyto Lake meta-sedimentary sequence. The most notable gold-bearing iron formation is on the west side of Contwoyto Lake, in the vicinity of the formerly producing, Lupin Gold Mine.  Mineralization on the east side of Contwoyto Lake, specific to the Tahera/Golden River Resources Properties includes a number of significant iron formation hosted gold prospects including the R43-R45, the R44-R47, the 4-2 grid, the Ox, and the 5-5 Grid Prospects.

The poorly exposed R43-R45 Prospect is reported to be hosted by a “Z”-shaped, folded iron formation up to 10 metres wide and traceable intermittently for over 1.3 kilometres.  Initial, minor, “grab” sampling of the banded iron formation in the area by GRR crews has, so far, failed to reproduce the sampling results reported by previous workers.  Significantly more detailed sampling and geologic mapping of this area is required.  The geology, mineralization, alteration and structure are reported to be extremely similar to the Lupin Gold Mine (located across the lake, 28 kilometres to the west) where gold mineralization occurred in a “Z” folded iron formation and was associated with pyrrhotite and arsenopyrite mineralization.  The reported R43-R45 “Z” fold would be of the same magnitude as that at the Lupin Mine.  No previous drilling has ever been reported to have been undertaken from the R43-R45 Area.

The R44-R47 Prospect is hosted by an iron formation up to 5 metres wide and traceable on surface for 1.9 kilometres.  Again, significant historical gold values have been returned from surface sampling but have yet to be reproduced by initial Company sampling.  Significantly more detailed sampling and geologic mapping of this area is required.  No drilling in this area has been reported.

On the 4-2 Prospect, previous explorers have traced a sulphide-rich iron formation, in boulders up to 2 metres in size, on surface for 200 metres.  Significant gold assays have been returned; however, no follow-up drilling appears to have been done.

On the Grid 5-5 Prospect, several east-west trending, 300 to 2,700 metres long EM conductors have been outlined.  A total of six iron formations have been identified, four of which are coincident with the EM conductors. Sulphide-rich boulders of iron formation located at the southwest section of Grid 5-5 yielded gold values.  The “Fox A” Prospect is also within the 5-5 Grid Area.  Here the iron formation is 33 metres wide and 220 metres long and has returned gold values. Drilling undertaken in 1987 on the 5-5 Prospect included 8 holes totalling 942 metres.  All eight holes intersected iron formation and returned gold from a section containing pyrite, arsenopyrite and pyrrhotite mineralization.  Four short drill holes on the 5-5 Grid in 1988 tested a folded iron formation as outlined by an IP survey.  DDH 88-4, drilled 225 metres west of an earlier high grade intercept, intercepted a further significant gold intersection in pyrite-rich, siliceous iron formation.  A further high grade surface prospect containing arsenopyrite and quartz-rich iron formation boulders was apparently not drilled.  The other drill holes intersected siliceous +/- sulphidic iron formation ranging from 5.7 to 15.0 metres thick.

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

Hood River Ground

Golden River Resources spent CDN$104,446 on exploration on the Hood River IOL Concessions. Four key areas warrant further investigation.

Northern Fold Nose - This zone is located approximately 3 kilometres north of the ULU Deposit and is thought to be part of the major fold structure which hosts the ULU Deposit.  Additional mineralized zones were discovered within the Northern Fold Nose Area than previously described.  Acicular arsenopyrite was noted in narrow shears within silicified basalt just south of the Northern Fold Nose.  Chip sampling of the exposed veins during the 2004/2006 field seasons yielded several samples carrying anomalous gold values.

The Penthouse Prospects are underlain by a geologically and structurally complex package of mafic volcanic and metasediments.  The metasediments are thought to form the conduit for mineralizing fluids.  Gabbroic sills occur within the mafic volcanics and sediments and form marker horizons outlining the structural complexity of the area.

Penthouse North Zone - During the 2004 program, a total of 65 samples were taken in the North Penthouse Area; 30 of these or 46 per cent of these samples yielded gold values of >500ppb Au and 20 of these samples or 31 percent of all the samples taken on this prospect during 2004 yielded gold values of >1000ppb Au.  During 2006, a total of 91 samples were taken in the North Penthouse Area; 44 of these or 48 percent of the samples taken from this area yielded gold values of >500ppb Au and 27 of these samples or 30 percent of all the samples taken on this prospect during 2006 yielded gold values of >1000ppb Au.

Penthouse South Zone - During 2004, a total of 53 samples were taken in the South Penthouse Area; 12 of these or 23 percent of the samples taken from this area yielded gold values of >500ppb Au and 6 of these samples or 11 percent of all the samples taken on this prospect during 2004 yielded gold values of >1000ppb Au.  During 2006, a total of 147 samples were taken in the South Penthouse Area; 28 of these or 19 percent of the samples taken from this area yielded gold values of >500ppb Au and 25 of these samples or 17 percent of all the samples taken on this prospect during 2006 yielded gold values of >1000ppb Au.  In both of the Penthouse Areas, the samples exhibited a strong, positive arsenic-gold relationship.

Cursory analysis of airborne geophysical data suggests that the South and North Penthouse Areas may actually one zone that is over 2 kilometres in strike length.

Crown - The 2004 field work consisted largely of examining and sampling of the trenches in this area. A total of 60, 1.0 metre to 1.5 metre chip samples were taken from these trenches and 32 per cent of these samples returned with anomalous gold values.  Due to time constraints and significant sampling undertaken during 2004 which indicates this area to be a significant drill target, this Crown Area was not evaluated during the 2006 program.

Blackridge Area - The main mineralization occurs along a gabbro-sediment contact.  The previously described linear mineralized contact zone was extended to slightly over 750 metres.

Anomalous results were returned from siliceous metavolcanics and metasediments with the highest gold values being returned from trenches cut into the gabbro - metavolcanic/metasediment contact zone. The company has obtained a total of 68 samples from this prospect.  Elevated gold and copper values were noted.  During the 2004 program, a total of 39 samples were taken in the Blackridge Area; 14 of these or 36 percent of the samples taken from this area yielded gold values of >500ppb Au and 13 of these samples or 33 percent of all the samples taken on this prospect during 2004 yielded gold values of >1000ppb Au.  During 2006, a total of 29 samples were taken in the Blackridge Area; 12 of these or 41 percent of the samples taken from this area yielded gold values of >500ppb Au and 9 of these samples or 31 percent of all the samples taken on this prospect during 2006 yielded gold values of >1000ppb Au.  Generally, the 2004 and 2006 results were an improvement over the reported historical results.

Contwoyto IOL Concessions

We spent CDN$109,057 on exploration on the Contwoyto IOL Concessions. Some key areas that warrant further investigation include:

Grid 5-5 Area - Field work revealed the area to be underlain by a package of amphibole-rich, silicate facies iron formation.  This area produced the best gold results in the Contwoyto concessions.  Previous geophysical surveys over the area indicated the zone trends west, off shore, into the East Arm of Contwoyto Lake, proximal to the Grid 5-5 Zone.  Initial rock chip sampling from this and the contained “Fox A” area by the company returned significant results.  Significantly more detailed geologic mapping, ground geophysical surveys, trenching and sampling of this area is required before final testing by a drill program.

R43-R45 Prospect - The poorly exposed R43-R45 Prospect is reported to be hosted by a Z-shaped folded iron formation up to 10 metres wide and traceable intermittently for over 1.3 kilometres.  Significantly more detailed geologic mapping, geophysical surveys, trenching and sampling of this area is required to define the exact shape and size of the reported “Z” fold and define drill targets.

R44-R47 Prospect - The R44-R47 Prospect is hosted by an iron formation up to 5 metres wide and traceable on surface for 1.9 kilometres.  Significantly more detailed geologic mapping, geophysical surveys, trenching and sampling of this area is required to define the exact shape and size of any folding subsequent to defining any drill targets.

An airborne geophysical survey has outlined a number of strong magnetic anomalies that have no surface expression.  These areas require further investigation.

Geophysical Surveys

The company has not undertaken any surface of airborne geophysical surveys over the property.  It does; however, have access to Tahera’s airborne (helicopter) geophysical magnetic data collected over specific areas of both the Contwoyto and Hood IOLs generated during Tahera’s search for kimberlite bodies.  Specific ground magnetic (Mag), electromagnetic (EM) and induced polarization (IP) surveys are being planned over areas of identified surface mineralization in both the Contwoyto and Hood IOL.

Further Exploration – Slave Craton

After the initial Tahera (and subsequent Golden River) evaluation the Contwoyto IOL concessions of the Contwoyto Lake Area, the original size of the concession was dramatically reduced from 65,250.8 acres to the current 11,061.10 acres.  The Company believes that all prospective ground was retained.  The area reduction was done in conjunction with Tahera Diamond Corp. and it served to greatly reduce the amount of exploration assessment requirements for this area.  A small portion of the original Hood River IOL Concession Area was also reduced with all prospective ground retained for further exploration.

To maintain the Contwoyto IOL into 2009 a work commitment or a cash payment in lieu of assessment work in the amount of CDN$145,000.00 will be required.  To maintain the Hood IOL into 2009 a work commitment or a cash payment in lieu of assessment work in the amount of CDN$213,000.00 will be required.

As a result of the a compilation of the historical exploration results previously undertaken in the area and the results of the company’s 2004 field season, several areas quickly emerged as having a strong potential to host gold mineralization, based on geological, mineralogical and structural criteria and as such would require further examination.

In late July 2006, Golden River Resources mobilized equipment and personnel to further prospect, assess and evaluate the Contwoyto Lake and Hood River Areas.  The work program was to follow up Golden River Resources’ highly successful 2004 examination with a focus on highlighting key areas on which to develop a future (2009) drilling program.

During the 2006 summer field program, 901 samples were taken throughout the Contwoyto and Hood IOL concessions and several areas were soon targeted as key regions for future work based on current geological modeling, the re-assessment of historical work and sample results from the 2004 program.  All 2006 rock samples were sent for preparation and analysis by Acme Analytical Laboratories Ltd. Samples were analyzed with a 36 element geochemical procedure and gold Fire Assays was conducted where warranted.

The 2006 field program and sampling was under the direct supervision of Bruce Goad, P. Geo., a Qualified Person under the applicable Canadian disclosure regulations for mineral exploration companies.  No exploration programs were undertaken during either 2007 or 2008.  A follow-up exploration program is currently being planned for both concession areas, to be undertaken during 2009.

Significant results are presented in table format below.

Sample No.	Mineralized Zone (CO-20-00-03R IOL)	Gold (ppb)	Gold (g/t)	Silver (g/t)
167468	Penthouse South	>100,000	62.18	12.9
167470	Penthouse South	20,926	39.79	4.4
150361	Penthouse South	28,317.7	38.68	5.3
150205	Penthouse South	5,275.3	9.41	0.9
147250	Penthouse North	5,940	8.88	2.4
BR040	Penthouse North	2,831.9	8.73	3.3
150226	Penthouse South	8,501.7	7.8	6.4
150238	Penthouse North	8,283.7	7.49	3.5
150216	Penthouse South	5,703.7	5.81	76
150218	Penthouse South	5,595.5	5.68	57.3
167474	Penthouse South	3,623	5.33	19.2

The Penthouse Prospect covers a large, structurally controlled, 3 kilometre long zone of sheared and brecciated siliceous basalts and sediments that may be directly analogous to the nearby ULU Deposit.  Arsenopyrite mineralization has been identified within a 500 metre wide by 2,700 metre long area proximal to volcanic-sediment contacts.

The results to date strongly suggest the need for follow up drill investigation.  These surface results will be combined with proposed geophysical survey data to form the basis for new drill targets to be explored during 2009.

Significant results are presented in table format below.

Sample No	Mineralized Zone (CO-20-00-03R IOL)	Gold (ppb)	Gold (g/t)	Silver (g/t)
150241	North Fold Nose	57793.2	70.46	29.3
150245	North Fold Nose	40704.4	46.06	85.1
185863	North Fold Nose	17578.2	19.79	6.8
185851	North Fold Nose	16562	16.75	4.8
150242	North Fold Nose	14444	18.44	10.9
150246	North Fold Nose	5526.9	6.48	10.8
150248	North Fold Nose	4537.3	5.7	2.2
150249	North Fold Nose	4257.2	4.91	1.9
185852	North Fold Nose	3098.2	5.01	1.5

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

The Contwoyto IOL Concessions:

Numerous new zones of banded iron formations were identified and sampled during past GRR exploration programs.  Principle areas within the property include thick sequences of banded iron formation with strike lengths of over several kilometres.  With the use of recent airborne geophysical surveys and structural data, Golden River has outlined favourable gold-bearing deformation zones within the iron formation units that appear to have similarities to those identified at the nearby Lupin Mine.

During 2006, a total of 381 samples were collected from the six Contwoyto Concession subsections.  To date, the scope of work has been limited to a more regional nature in this area.  The majority of the best values (between 600 and 14,000 ppb gold) come from folded and faulted deformation zones within several of the iron formation horizons.  The size and nature of at least these areas appear similar to the nearby Lupin Mine.  Further detailed work is required over the principle areas of the Contwoyto concession including proposed ground geophysical surveys and geological mapping.

Golden River remains very encouraged by the 2004 and 2006 exploration programs which were successful in finding new locations of strong mineralization.  Following these initial field investigation programs, the characteristics and gold-bearing potential of the Hood and Contwoyto IOL’s are better understood.  Subsequent to the acquisition of the results of a proposed geophysical program to be undertaken within both areas, it is expected that additional quality drill targets will be identified.

Committee Bay Greenstone Belt Properties

In June 2002, highly prospective ground within the Committee Bay Greenstone Belt (“CBGB”) was selected and staked on behalf of the Company.  Golden River Resources owns 100 percent interest of its Committee Bay Area Properties.  All claims are on federally owned ground and mineral title is administered by the federal government.

The Committee Bay Greenstone Belt is located approximately 240 kilometres northeast of Baker Lake in Nunavut, Canada and is believed to represent the largest under-explored greenstone belt in North America, with potential to host world-class gold deposits.

The geology is highly prospective for banded iron formation hosted gold mineralization (as in the 3 million ounce Meadowbank and the 4.6 million ounce Meliadine gold deposits located to the south of the properties, north the hamlets of Baker Lake and Rankin Inlet, respectively).  The Golden River Resources (through Golden Bull Resources, a 100 percent subsidiary of Golden River Resources) Properties protect several auriferous iron formations.  In addition to the banded iron formation (“BIF”) hosted gold targets, this belt has potential for shear-hosted lode gold, Witswaterstrand-style gold, komatiite-hosted stratiform-nickel-copper (Kambalda analogy), and platinum group elements (“PGE’s”) occurring in layered igneous complexes (Laughland Lake Anorthosite Suite).

Originally 29 properties were staked comprising a land area of 71,694 acres in the Committee Bay Greenstone Belt in central Nunavut, Canada.  These properties were recorded on October 16, 2002. From the original area the company retained a total of 49,815.9 acres on 22 claims which comprise 10 individual properties. To maintain the properties in good standing, the company was required to spend a total of CDN$197,798 of assessment work by October 16, 2004. A total of CDN$98,879 (CDN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the properties to lease must be made).  During the 2004 field season, the company spent CDN$1.567 million on exploration and all amounts in excess of the 2004 commitment were applied to offset against future assessment commitments.  As a result of the amount the company spent during 2004, it has already met the expenditure commitments until 2010 for some properties and to 2012 for most others.  A list of the mining properties in the Committee Bay Greenstone Belt is included as Appendix B to this Annual Report.

Location

The Committee Bay Claims are located 245 to 365 kilometres northeast of the hamlet of Baker Lake (Qamani’tuaq), Nunavut, Canada, or 210 to 320 kilometres west to southwest of the hamlet of Repulse Bay (Naujat).  The remote community of Kugaaruk (formerly Pelly Bay) is 190 to 305 kilometres northeast of the claim groups.  The company’s land holdings in the Committee Bay Greenstone Belt include 22 properties in 10 claim blocks. These properties total approximately 49,815.9 acres and all were recorded on October 16, 2002.  The sole exception to this is the GB 1 Claim which was recorded on September 13, 2004.  There are no known encumbrances on any of the Company’s properties.

Figure 5. – Location of Committee Bay Area Properties

Access, Infrastructure, Local Resources

Access to the properties is by fixed wing aircraft. Alternatively, float equipped planes have the option of landing at some of the larger lakes (Laughland Lake, Walker Lake, etc.) or on sections of the Hayes River.  Helicopter support is required to mobilize personnel from camp to the property areas.

The Committee Bay Greenstone Belt lies within the zone of permafrost. The mean annual temperature of -20oC reflects its Arctic location (the Arctic Circle transects the property area).  The climate is typical of the Eastern Arctic with average temperatures in the winter months of -30oC to -35oC, and +10oC to +12oC in the summer.  The ground remains snow covered for more than 250 days a year (generally September to June).  Rivers break up in June and lakes are generally ice bound until mid July.

The project area is on the northern section of the Wager Plateau, a shield area that has been significantly modified by glacial processes.  Elevations range from 122 metres above sea level in the southwest to 560 metres above sea level in the northeast.

The closest community with regularly scheduled air service is Baker Lake, about 350 kilometres to the southwest. Canadian North and First Air flights arrive from Yellowknife and Iqaluit.  Calm Air flies from Winnipeg to Rankin Inlet (Kangiqliniq) and then on to Baker Lake daily except Sundays.  Kivalliq Air flies from Cambridge Bay (Qaluktuuttiaq) to Baker Lake enroute to Rankin Inlet.  Fuel and expediting services are available in Baker Lake or Rankin Inlet.  There is no infrastructure in the claim area.  Committee Bay Resources maintains the Hayes River field camp which seasonally services their Three Bluffs Deposit.  A winter airstrip and fairly regular supply flights generally service  this site.

Property History

All previous work reported by companies is quoted from open file government assessment reports.

Following the release of Heywood’s original geology map of the area in 1961, several exploration companies performed work within the Committee Bay Greenstone Belt.  The nickel-copper potential of ultramafic rocks was the primary target of this first exploration wave.  Between 1969 and 1970, explorers mapped, sampled and conducted limited geophysical surveys on areas now covered by the company’s current “AA” and “EE” Properties.  This historical program outlined several electromagnetic conductors to be coincident with surface mineralization.  The best trenched nickel value occurred on the “EE” Property within a 1.46 kilometre long conductor.

Further exploration was undertaken during the general nickel-copper reconnaissance between 1970 and 1974 and more detailed work followed in 1975 and again in 1976.  Geologic mapping, ground magnetic and EM surveys were conducted in the Hayes River Area.  Although prospective rock units carrying nickel and copper values were identified, no further follow up work was recommended.

In 1986, reconnaissance rock samples were taken from within the area currently held by the company’s Pickle Property.

Southwest of the central tonalite, in the area of the company’s Pickle Property, several permits were granted to the Committee Bay Joint Venture (CBJV) in 1993.  Sampling by CBJV returned gold values in sheared, banded iron formation which hosted pyrite +/- arsenopyrite mineralization.  Although CBJV’s Pickle 1 Claim was staked in 1995, no follow-up work was reported. The airborne magnetic expression of the iron formation at this site is 70–100 metres thick and traceable intermittently on surface for 1.35 kilometres.

In 1992, reconnaissance sampling in the Committee Bay Area was undertaken on behalf of the CBJV.  Several highly anomalous gold values were returned from rock samples taken by field crews.  Follow-up work was performed in 1993.  High gold values corresponded to samples of banded iron formation containing quartz veining and/or silicification and pyrite, pyrrhotite, (±) arsenopyrite mineralization.  In 1995, additional rock samples were obtained, and eight drill holes totaling 811.41 metres were completed.  This work exclusively focused on the Bluff Claims in Hayes River Area and the Inuk Area located further to the northeast. In 1996, the CBJV flew a 13,262 line-kilometre detailed geophysical survey (magnetics and VLF), collected additional rock samples and drilled 6 diamond drill holes at Three Bluffs.  Approximately CDN$5.4 million was collectively spent on the Committee Bay Greenstone Belt between 1992 and 2001 by explorers.  This exploration focused on three areas: Laughland Lake, Hayes River and Curtis River.

Numerous gold occurrences were discovered by the CBJV between 1992 and 2001.  Of particular note are the Pickle, Four Hills, Cop, Ghost Coyote, Ridge, Bluff Group and West Plains Prospects.

The company’s five Wrench Claims which comprise the Wrench Property were previously within prospecting permits granted to the CBJV in 1994. Reconnaissance sampling by the CBJV returned a series of gold anomalies over a distance of approximately three kilometres and all located within sheared, oxide banded, iron formation in their northern part of their adjacent BLUFF Claim Block.

The Committee Bay Greenstone Belt was the subject of two separate 3 year (2000-2003) government Targeted Geoscience Initiatives (“TGI”).  These TGIs consisted of a collaboration among the Geological Survey of Canada, Canada-Nunavut Geoscience Office and university partners.  The stated objective of the TGI was to increase the level and cost-effectiveness of private sector exploration for mineral resources within the Committee Bay Greenstone Belt.  Government work in the Committee Bay Greenstone Belt included 1:100,000 scale geologic mapping, prospecting, surficial mapping, drift prospecting, and airborne geophysical surveys.  Airborne magnetic surveys (400 metre flight line spacing) were carried out and released as total field maps in 2002.  Quaternary research involved multimedia sampling for gold and base metals and this drift prospecting/sampling was carried out between 2001 and 2003.

The government aeromagnetic survey shows a northeast continuation of the Three Bluffs iron formation for at least three kilometres onto the Golden River (through a 100 percent ownership of its subsidiary Golden Bull Resources) Wrench properties. Government sampling in 2001 on this trend, eastward from the Three Bluffs Deposit, returned gold intersections from sulphide-bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide banded iron formation within the area currently covered by the boundaries of the company’s Wrench Property.

Numerous other prospective gold targets within the greenstone belt (West Plains, Four Hills, Coyote, etc) are the subject of ongoing investigation by Committee Bay Resources Limited (“CBR”).  For the most part, the mineral properties of Golden River Resources either border on, or are along strike of, an adjacent CBR Prospect.

Figure 6 -	Location of the Company’s Committee Bay Greenstone Belt Claims.

Geologic Setting

The Prince Albert Group (“PAG”) incorporates a series of Archean-aged greenstone belts that stretch approximately 600 kilometres northeast from the Aylmer Shear Zone in the south to the eastern tip of Melville Peninsula in the north.   A 300 kilometres long section southwest of Committee Bay is referred to as the Committee Bay Greenstone Belt.

The stratigraphy of the Committee Bay Greenstone Belt includes banded iron formation up to 50 metres thick, komatiite volcanic flows, basalts, intermediate to felsic tuffs, and quartz-cobble conglomerates. Deformation is recorded by major shear zones, second order faults, complex folding, and felsic intrusions.  Numerous gold prospects are spread out over a 260 x 40 kilometre area including CBR’s Inuk Zone in northeast Committee Bay and their Three Bluffs Zone in the Hayes River Area.

The approximate age of the Committee Bay Greenstone Belt ranges from 2.718 billion years to 2.732 billion year old. Younger plutonic intrusions include the 1830 Million year old Hudson monzo-granites. Laterally continuous, northeast-trending, quartz-feldspar porphyry dykes, 0.5 metre to 10 metre wide, are traceable for hundreds of metres in the Three Bluffs Area.  Age dates for these porphyry dykes are not currently available.

Prospects

The Committee Bay Greenstone Belt appears to have the potential to host a number of mineral deposit types including banded iron formation hosted gold, shear-hosted lode gold, komatiite hosted, stratiform, nickel-copper (Kambalda analogy) mineralization, and platinum group elements in layered igneous complexes.

Examples of iron formation-hosted gold mineralization include the company’s Wrench Property where government sampling in 2001 returned gold intersections from sulphide-bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide banded iron formation.  This section of anomalous, gold-bearing iron formation is over 6.5 kilometres long and includes not only the CBR Three Bluff occurrence but also the company’s adjacent Wrench Claim Block.

Other iron formation-hosted gold examples include mineralization on the company’s Pickle Property.  The gold values are found in sulphide-rich sections (arsenopyrite and pyrite) of the sheared, oxide + silicate facies banded iron formation.  The airborne magnetic expression of the iron formation at this site is 70–100 metres thick and traceable intermittently on surface for 1.35 kilometres.

In addition, gold values in iron formation are also found on the Company’s NN1 and NN2 Properties.

An example of shear-hosted, gold mineralization in the Committee Bay Greenstone Belt is CBR’s Coyote Prospect where high-grade gold values were returned from an intensely sheared gabbro with quartz veins, pyrite + pyrrhotite + chalcopyrite + visible gold.  The hosting structure is a splay off the east-west Walker Lake Shear Zone and is a classic setting for shear-hosted gold.  Through Golden Bull Resources, Golden River Resources holds title to a claim immediately adjacent to either side of the Coyote Claim Prospect.  Rock exposure on these claims is extremely limited.

Komatiite-hosted (Kabalda-style) nickel potential exists on the company’s EE Property (EE 1-3 Claims).  These properties cover anomalous nickel values spread over 930 metres along a contact between a thick ultramafic body and sediments.  Elevated copper values were also reported in samples.  A second ultramafic/sediment contact on the western edge of the western EE Claim also has anomalous nickel over a similar strike length.  The folded stratigraphy in the centre of the EE Property is also appears to have the potential to host gold mineralization but exposure is somewhat limited in this area.

The Laughland Lake Anorthosite Suite (“LLAS”) also has good PGE-hosting potential.  Although the company has no claims in the area, rusty zones defined by sulphide gossans of up to 100 metres wide and 500 metres long have been reported in this area.  Moderately anomalous platinum, palladium nickel and copper values have been reported from sampling of these zones.

Work Program

A total of CDN$1.567 million was spent on the company’s Committee Bay Greenstone Belt 2004 program. A large portion of the expense went to establishing a re-usable base-camp into this extremely remote location.  All field, office, and camp supplies, as well as fuel, were flown in to a tiny island at the north end of Walker Lake upon which the base camp had been established.  All subsequent field activities were helicopter supported.

The 2004 exploration program began in late May with a geophysical program on the Wrench Property.  This is covered in the “Geophysical Surveys” section.  Subsequently, between June 2004 and early September 2004, a regional, grassroots-type prospecting/mapping program was undertaken to explore all of the company’s mineral properties in the Committee Bay Greenstone Belt.  Each of the 22 claim blocks which comprise the company’s 10 properties holds significant mineralization.  In some localities outcrop was not abundant or even observed; however, many of the claim sites were selected to cover key magnetic anomalies identified from the government regional airborne survey.

A total of 1,476 rock samples were removed and analyzed from the company’s 22 existing mineral claims.  In addition, a small soil grid was established on the Wrench Property and 658 soil samples were collected.  Anomalous gold values were returned from sampling on several of the claim areas.  Of particular note were the results from the company’s Wrench Property which cover an area adjacent to the CBR’s Three Bluffs Deposit.  This property was found to exhibit identical structures and lithologies as to those CBR has identified on their adjacent Three Bluffs Property.  Sampling along exposed banded iron formation produced high gold values within the 1.5 kilometre strike length of the targeted iron formation horizon.

Geophysical Surveys

The entire Committee Bay Greenstone Belt Area has been covered by governments 400 metre flight-line spacing airborne magnetic surveys to produce map coverage at a scale of 1:100,000.  These surveys identity areas where linear magnetic anomalies exist: generally linear magnetic anomalies reflect underlying magnetic banded iron formation.  This was undertaken as part of the government TGI initiative.  To date the company’s Wrench Property is the only area that has been subjected to ground geophysical surveys.

Wrench Property

An eighty six-line grid was established over the Wrench Claims by Aurora Geosciences Ltd. of Yellowknife, NWT.  Grid point control was accomplished using GPS technology.  Lines were spaced every one hundred metres and in total the grid was comprised of 176.46 line kilometres.  Subsequently, two geophysical surveys were undertaken.  Total field magnetic surveying was carried out with readings obtained at 6.25 metre stations.  Horizontal loop electromagnetic (HLEM) surveying was also undertaken.  Readings for this survey were spaced at twenty five metre intervals.

The Wrench Claim Group comprises five contiguous properties covering approximately 4,900 hectares. A government aeromagnetic survey confirms that the Wrench iron formation is directly connected with, and along strike from, CBR’s Three Bluffs iron formation-hosted gold deposit.

The geophysical program served a number of purposes.  The magnetic survey accurately traced the iron formation and delineated important structural information such as faulting and folding.  The HLEM component highlighted where the conductive pyrrhotite-rich sections of the iron formation are located and, in conjunction with the magnetic surveys, define potential trenching and drill targets.

The magnetic survey outlined a strong, six kilometre long, northeast-trending, magnetic anomaly along that exists along the western half of the grid.  In the southeastern portion of the grid, two additional strong, parallel, magnetic anomalies were also recorded.  The HLEM survey outlined 17 distinct conductive trends/anomalies, most of which are coincident with, or flank, very strong magnetic features.

Field verification of the magnetic anomalies indicated that the magnetic anomalies are a result of the presence of continuous banded iron formation units that underlie the grid area.

Proposed Work

We did not conduct any exploration activities on our Committee Bay prospects during fiscal 2008 as we concentrated our efforts on our Slave craton prospects.

The large assessment credit excess accrued as a result of the 2004 program that was applied toward the claims allowed the company to meet its expenditure commitments until 2012 for most properties (see Appendix B).  However, as a result of the high gold potential of the claims and exploration interest in the Committee Bay Greenstone Belt, further work is being planned.

Future exploration programs will involve additional ground geophysical surveys, geologic mapping, prospecting, sampling, and drilling.  Identification and definition of drill targets will be the primary objective.

Four areas already present themselves as obvious drill targets:
i)	the Wrench Prospect which is along strike of CBR’s Three Bluffs Deposit;
ii)	the Pickle Property iron formation which has the thickest intervals of sheared banded iron formation
iii)	the West Claim/Property which is adjacent to, and on strike with, the geophysical anomalies currently identified CBR on their West Plains Property and
iv)	the folded magnetic anomaly underlying the KK Property will have to be drill tested as there is no outcrop exposed in the area of the anomaly or more specifically, the fold hinges

The company has not scheduled the timing of these future exploration activities, which will depend on the availability of funds and ongoing developments on its Slave Craton Prospects.

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

We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the development of our Canadian properties, including those with respect to mining properties. Our activities are not only subject to extensive federal, provincial and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment.  We will be obligated to take steps to ensure that such streams draining the property do not become contaminated as a result of our activities on the property. We are not aware of any environmental problems on the property as of the date of this filing.

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

Government Requirements for Maintenance of Claims

The regulations governing the requirements for the maintenance of claims is dependant upon whether the claims are within a federal jurisdiction of if they are located on ground that is controlled by the NTI under the Nunavut Land Claims Agreement.

Within The Slave Craton:

Tahera controlled mineral properties within the Slave Craton fall under the jurisdiction of both the Federal government and the Nunavut Land Claims Agreement.  Fees and exploration expenditures associated with the maintenance of Tahera Corporation’s ground covered under the Slave Craton Agreement with Golden River Resources is the responsibility of Tahera Diamond Corporation.

Within The Committee Bay Greenstone Belt:

The Nunavut Government has granted the company interest in the 22 mineral claims which comprise 10 distinct mineral properties in the Committee Bay Greenstone Belt described in this report.  All claims fall under the jurisdiction of Federal regulations.

To keep the existing 22 claims in good standing, the company was required to spend a total of CDN$197,798 of qualifying assessment work by October 16, 2004. Assessment work must be filed with the Mining Recorder within 30 days of the claim’s anniversary date or within 60 days of the lapsing notice date.

A total of CDN$98,879 (CDN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the properties to lease must be made).

In 2004 the company spent a total of CDN$1,566,962 of on its Committee Bay Area Properties.  All assessment work was filed and the excess of CDN$1,369,164 was used to offset the expenditure (assessment) requirement due in following years.  As a result the company has already met its assessment expenditure commitments until 2012 for most properties (for a detailed listing, see Appendix B).

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

Item 1A Risk Factors

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

There Are Risks Associated With Our Agreement With Tahera

In June 2008 the Company agreed on terms with Tahera to take full control of the properties listed in the 2002 Tahera/GRR agreement. At the date of this filing the agreement transferring control of the properties had not been executed, and until it is finalized the Company will ensure all other Tahera related agreements remain current. The agreement with Tahera dated March 7, 2002 gives us rights of access to exploration data of Tahera covering gold, silver and base metal potential on properties held by Tahera or properties which are adjacent to or in the area of the Tahera properties. If during our exploration for gold, silver or base metals, we discover diamonds, Tahera retains the rights to the diamonds.  Under the agreement, if we wish to conduct exploration on the properties, we need to seek access to the properties and enter into an access agreement with Tahera, suitable to Tahera, which sets out the terms of our access. Our access cannot interfere with Tahera’s operations on the properties. Tahera has the sole and unfetted discretion to sell, transfer, assign, encumber, mortgage, pledge, hypothecate, allow to lapse, forfeit, surrender or in any way dispose of its interest in the properties. If Tahera were to sell, transfer or assign the properties, we would have to negotiate access with the new owners of the properties and there can be no assurance we would receive access. We undertake exploration at our sole risk. Subject to Tahera’s rights, we have the right to exploit opportunities for gold, silver or base metals on the properties.  We have granted Tahera a 2% net smelter return royalty.

On January 16, 2008, Tahera Diamond Corporation obtained an order from the Ontario Superior Court granting it protection pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”) for 30 days, with subsequent extensions to November 30, 2008.

In June 2008, the Company agreed on terms with Tahera Diamond Corporation to obtain full control of the mining properties that are listed in the Tahera/GRR agreement through the issuance of 3,000,000 shares of common stock, but final agreements have not been executed, as at October 10, 2008.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2008 and for the years ended June 30, 2008 and 2007 and for the period July 1, 2002 (inception of exploration stage) through June 30, 2008 includes an explanatory paragraph questioning our ability to continue as a going concern.  This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of A$37,109,000 which conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time.  There are presently 22,955,659 outstanding shares of our common stock held by stockholders which are deemed “restricted securities” as defined by Rule 144 under the Securities Act.  Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144.  In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports.  A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144.  In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

Item 1B                      Unresolved Staff Comments

The Company has received a comment letter from the SEC and has complied with all such comments in this 10-K filing.

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

The following table sets out the high and low bid information for the common stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2006
First Quarter	1.75	0.40
Second Quarter	0.50	0.16
Third Quarter	0.30	0.15
Fourth Quarter	0.30	0.11

2007
First Quarter	0.14	0.12
Second Quarter	0.12	0.12
Third Quarter	0.12	0.10
Fourth Quarter	0.11	0.06

2008
First Quarter	0.10	0.06
Second Quarter	0.40	0.05
Third Quarter	0.09	0.04

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of October 10, 2008, there were 26,714,130 shares of common stock issued, of which 26,711,630 were outstanding. We have (i) 10,000,000 special warrants on issue, each of which is exercisable at any time until June 9, 2016, to acquire without the payment of further consideration one share of common stock, at which time all special warrants that have not been exercised will automatically convert into shares of common stock; and (ii) 40,000,000 warrants outstanding which expire on April 30, 2011, each of which is exercisable to purchase one share of common stock for a purchase price of A$0.20 (US$0.1542). The warrants contain a cashless exercise provision whereby the holder, at its option, may exercise the warrants by surrender and cancellation of a portion of the shares of our common stock issuable upon the exercise of the warrants based on the then current market price of our common stock. If the holder of the warrants elected to exercise the warrants pursuant to this provision, we would not receive any proceeds from the exercise of the warrants.

For information concerning shares issuable upon exercise of outstanding stock options see Note 10 of the Notes to the Consolidated Financial Statements.

To date we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of September 30, 2008 the Company had approximately 130 shareholders of record.

Dividend Policy

It is the present policy of the Board of Directors to retain earnings, when incurred, for use in our business.  We have not declared any cash dividends to the holders of its Common Stock and do not intend to declare such dividends in the foreseeable future.

Transfer Agent

Our United States Transfer Agent and Registrar is BNY Mellon Stockowner Services.

Item 6	Selected Financial Data

Our selected consolidated financial data presented below for each of the years in the two-year period ended June 30, 2008, and the balance sheet data at June 30, 2007 (restated) and 2008 have been derived from consolidated financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended June 30, 2008, and Notes thereto, which are included elsewhere in this Annual Report.

(Consolidated Statement of Operations Data)
(in thousands, except per share data)

	Year ended June 30
	2007 Restated A$000s	2008 A$000s	2008 Conv. Transl US$000s

Revenues	-	-	-

Costs and expenses	1,999	1,140	1,096

Loss from operations	(1,999)	(1,140)	(1,096)

Other income (loss)	(98)	(5)	(4)

Profit (loss) before income taxes	(2,097)	(1,145)	(1,100)

Provision for income taxes	-	-	-

Net profit (loss)	(2,097)	(1,145)	(1,100)

	A$	A$	$US
Net profit (loss) per share on continuing operations	(0.06)	(0.03)	(0.03)

Weighted average number of shares outstanding (000s)	36,714	36,714	36,714

Balance Sheet Data
	A$000s	A$000s	US$000s
Total assets	420	38	37
Total liabilities	333	711	684

Stockholders’ equity (deficit)	87	(673)	(647)

Restatement And Adjustments

On October 3, 2008 the Chief Financial Officer of Golden River Resources Corporation (the “Company”), in consultation with its Audit Committee, the Company’s Board of Directors and , its independent registered public accounting firm, determined that the June 30, 2007 financial statements should no longer be relied on because the valuation of 4,650,000 of options granted to the Company’s officers, directors and consultants in October 2006 should be adjusted. In 2006, the Company issued 4,650,000 options and utilized the services of an external valuer to determine the value of the options using the binomial option pricing model. At the time the market price used in the binomial option pricing model was US$0.166 which was based on the price that the Company had been able to conclude a private placement transaction and accordingly the Company believed this to be the fair value of the shares of common stock at the time. Following discussions with the staff (the “Staff”) of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s review of the Company’s fiscal 2006 and 2007 Form 10-KSB’s, the Company has agreed to use the market price of the shares of common stock at the time of issue of the options (US$0.30) in the binomial option pricing model.

The effect of the adjustment is to increase the net loss for the year ended June 30, 2007 by A$313,000 and our net loss per share by A$(0.01) for the year ended June 30, 2007.

Management has also agreed following discussions with the SEC staff to make an accounting adjustment based on a comment by the Staff in a letter regarding certain stock based compensation expenses based upon an estimate of volatility arising from the 1,400,000 options issued in 2004. This adjustment has been made as a A$1.1 million reclass between additional paid-in capital and retained earnings (deficit) and has been reflected within opening stockholders’ equity in the June 30, 2007 financial statements. Such adjustment had no effect on total stockholders’ equity or the Company’s cash flows.

Description	Net Loss as Previously Reported	Adjustment/ Restatement	Net Loss as Adjusted /Restated	Net Loss per share as Previously Reported	Net Loss per share as Adjusted /Reported
	A$’000	A$’000	A$’000	A$	A$
Year ended June 30, 2005-Adjusted	(2,600)	(767)	(3,367)	(0.16)	(0.20)
Year ended June 30, 2006-Adjusted	(1,328)	(366)	(1,694)	(0.07)	(0.09)
Year ended June 30, 2007-Restated	(1,784)	(313)	(2,097)	(0.05)	(0.06)

Item 7.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

General

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.  This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements.

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

Year ended
June 30

2007	A$1.00	=	US$0.8488
	CDN$1.00	=	US$0.8991
2008	A$1.00	=	US$0.9615
	CDN$1.00	=	US$0.9900

The exchange rate between the A$ and US$ has moved by 11.27% between June 30, 2007 and 2008.  Accordingly, a direct comparison of costs between fiscal 2008 and 2007 is not necessarily a true comparison.

Results of Operations

Year ended June 30, 2008 versus Year ended June 30, 2007

Total costs and expenses have decreased from A$1,999,000 for the year ended June 30, 2007 to A$1,140,000 (US$1,096,000) for the year ended June 30, 2008.  The decrease was a net result of:

i)
A decrease in exploration expenditure written off from A$502,000 in fiscal 2007 to A$193,000 (US$185,000) in fiscal 2008. In fiscal 2008, no field exploration was undertaken. The costs incurred relate to consultants providing exploration advice and maintenance costs of the Slave and Committee Bay Properties. In fiscal 2007, we conducted field and sampling programs on the Company’s Slave exploration properties. The expenditure incurred included consulting fees for geologists, field staff, logistic support and laboratory analysis. The Committee Bay and Slave Properties are in Nunavut in an isolated area and exploration can only be undertaken between June and August each year due to ground conditions. Exploration is costly as we were required to hire and construct a temporary camp which also had to be transported by charter flight. All supplies and casual employees also needed to be transported to the temporary camp by charter flights and/or helicopter. The properties are located approximately 100 kilometers from the camp and employees are transported by helicopter daily from camp to the exploration site.

ii)
An increase in interest expense from A$4,000 in fiscal 2007 to A$7,000 (US$7,000) in fiscal 2008. AXIS provides management and geological services to us pursuant to a Service Deed dated November 25, 1988. AXIS charged us A$7,000 in interest for fiscal 2008. AXIS charged interest at a rate between 11.10% and 11.75% for fiscal 2008. The amount of A$639,000 (US$614,000) owing to AXIS at June 30, 2008, and included in accounts payable and accrued expenses, represents an advance of A$214,000 (US$206,000) by AXIS to enable us to meet current commitments and A$425,000 (US$409,000) in charges for the nine months ended June 30, 2008. During fiscal 2007, AXIS charged us A$4,000 in interest. AXIS charged interest at a rate between 9.60% and 10.10% for fiscal 2007. The amount of A$140,000 (US$119,000) owing to AXIS at June 30, 2007 represents part of the charges for the three months ended June 30, 2007 and was included in accounts payable and accrued expenses.

iii)
A decrease in legal, accounting and professional costs from A$135,000 in fiscal 2007 to A$78,000 (US$75,000) in fiscal 2008. During fiscal 2008, we incurred legal expenses of A$8,000 (US$8,000) for general legal work; audit fees of A$50,000 (US$48,000) for professional services in relation to financial statements, the quarterly reports on Form 10-Qs and annual report on Form 10-K; and A$20,000 (US$19,000) from our stock transfer agent for management of the share register. During fiscal 2007, we incurred legal expenses of A$59,000 (US$50,000) for the preparation of the registration statement (SB-2) to register the warrants issued to RAB and general legal work; audit fees of A$48,000 (US$41,000) for professional services in relation to financial statements, the quarterly reports on Form 10-QSBs and annual report on Form 10-KSB and reviewing the Form SB-2; and A$28,000 (US$24,000) from our stock transfer agent for management of the share register.

iv)
A decrease in administrative costs from A$745,000 in fiscal 2007 to A$474,000 (US$456,000) in fiscal 2008. During fiscal 2008, AXIS charged us A$439,000 (US$422,000) for management and service fees; Director’s fees and salaries incurred on behalf of the Company which relate to fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; and we incurred A$10,000 (US$9,000) for lodgement of Company filings with the SEC and A$25,000 (US$24,000) for printing, stationery and couriers. During fiscal 2007, AXIS charged us A$677,000 (US$575,000) for management and service fees and Director’s fees and salaries incurred on behalf of the Company which relate to fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; A$19,000 (US$16,000) for lodgement of Company filings with the SEC and A$15,000 (US$13,000) for overseas travel.

v)
A decrease in stock based compensation from A$613,000 for fiscal 2007 to A$388,000 (US$373,000) for fiscal 2008.  Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options at an exercise price of US$1.00 per option pursuant to the 2004 Stock Option Plan.  Of the total 1,400,000 options issued, 350,000 vested immediately following shareholder approval, 50,000 vested on March 31, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January 27, 2006 and the balance vested on July 27, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and was considered by the Company’s Directors to be the fair value of the common stock. The options expire on October 15, 2014. The Company accounted for all options issued in 2004 based upon their fair market value using the Black Scholes pricing model.  There were no employee stock options issued by the Company prior to 2004 or in 2005 or 2007. The Company calculated the fair value of the options at US$0.9663 per option using the Black Scholes valuation method.  The total value of the options equates to A$1,744,800 (US$1,352,820) and was amortized over the vesting period. At June 30, 2008 the options were fully vested.

On October 19, 2006, the Directors of the Company issued a further 4,650,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US30.84 cents, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 (“T1”), 1/3 on October 19, 2008 (“T2”) and 1/3 on October 19, 2009 (“T3”). The Company obtained an external valuation of the options from an unrelated third party. The Company has calculated the fair value of the 4,650,000 options at US$0.222 per option for T1, US$0.228 for T2 and US$0.234 for T3 using the binomial option pricing model. The total value of the options equates to A$1,406,287 (US$1,060,200) and is being amortized over the vesting periods. For 2008, the amortisation amounted to A$388,084 (US$373,143) and 600,000 options were forfeited. At June 30, 2008, the remaining value of the unamortized deferred compensation of 4,050,000 outstanding options amounted to A$243,512 (US$183,584).

Accordingly, the loss from operations decreased from A$1,999,000 for the year ended June 30, 2007 to A$1,140,000 (US$1,096,000) for the year ended June 30, 2008.

The net loss amounted to A$1,145,000 (US$1,100,000) for the year ended June 30, 2008 compared to a net loss of A$2,097,000 for the year ending June 30, 2007. The net loss per common equivalent share in 2008 was A$0.03 (US$0.03) compared with a net loss with a common equivalent share price of A$0.06 in the prior year.

Liquidity and Capital Resources

For the fiscal year 2008, net cash used in operating activities was A$344,000 (US$331,000) primarily consisting of amounts spent on exploration of A$193,000 (US$185,000), and administration A$474,000 (US$456,000), a decrease prepayments and deposits for the exploration programme of A$48,000 (US$46,000) offset by increase in receivables of A$9,000 (US$8,000) and accounts payable and accrued expense of A$378,000 (US$363,000).

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

As of June 30, 2008 we had short-term obligations of A$711,000 (US$684,000) consisting mainly of accounts payable and accrued expenses.

We have A$8,000 (US$8,000) in cash at June 30, 2008.

During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. In relation to the Committee Bay Properties, this was more than the minimum required expenditure and as a result, we do not have a legal obligation to undertake further exploration on those properties during their life.  However our properties are prospective for gold and other minerals.  We undertook further exploration in August 2006 on the Slave Properties and a summary of the results is set out in Item 1. The cost for the 2007-2008 exploration program was A$193,000 (US$186,000) and subject to funding, we may consider a drilling program in early 2009. At this stage, we have not prepared a budget for this drilling program. Our budget for general and administration for fiscal 2009 is A$0.9 million.  We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs.  There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

Cautionary “Safe Harbour” Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-KSB are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), which became law in December 1995. In order to obtain the benefits of the “safe harbor” provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-K contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of gold and copper prices and movements in foreign exchange rates.

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

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s financial statements, see Note 3 to the Company’s Consolidated Financial Statements which are attached hereto.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2008, the Company had no outstanding borrowings under Loan Facilities.
Item 8.	Financial Statements

See F Pages

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended June 30, 2008.

Item 9A	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

The current Form 10-K includes an adjustment for accounting for stock based compensation which lead to a restatement of the 2007 reported figures and a catch up relating to the adjustment for previous years as well.

Following discussions with the staff of the Securities and Exchange Commission (“SEC”) in connection with the staff’s review of the Company’s fiscal 2006 and 2007 Form 10-KSB, the Company has agreed that the valuation of 4,650,000 options granted to the Company’s officers, directors and consultants in October 2006 should be adjusted. The Company at the time believed the fair value of the shares of common stock was that of a recent private placement transaction, but after the discussions with SEC staff, the Company has agreed to use the market price of the shares of common stock at the time of the issue of the options. The effect of the adjustment is reflected in the restated net loss for the year ended June 30, 2007.

Management has also agreed following discussions with the SEC staff to make an accounting adjustment based on a comment by the SEC in a letter regarding certain stock based compensation expenses based upon an estimate of volatility arising from the 1,400,000 options issued in 2004. This adjustment has been reflected within opening stockholders’ equity in the June 30, 2007 consolidated financial statements and had no effect on total stockholders’ equity.

The Company reports in its Consolidated Statement of Operations cumulative information since the inception of its exploration activities. The effect of the adjustments is recorded in the cumulative losses. The adjustment had no effect on the Company’s cash flow.

In evaluating the controls and procedures, and the circumstance leading to the restatement, management does not believe that this restatement results in a change to their assessment of the effectiveness of their Disclosure Controls and Procedures or Internal Control over Financial Reporting, however management agreed to make the aforementioned accounting adjustment based on a suggestion by the SEC in a comment letter.

(c)	Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(d)	Other.

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 9B                      Other Information

None.

PART III

Item 10.                      Directors and Executive Officers and Corporate Governance

The following table sets forth our directors and officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Joseph Gutnick	56	Chairman of the Board, President, Chief Executive Officer and Director

David Tyrwhitt	70	Director

Peter Lee	51	Director, Secretary, Chief Financial Officer and Principal Accounting Officer

Mordechai Gutnick	30	Director

Joseph Gutnick

Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since March 1988.  He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently a Director of Quantum Resources Limited and President and CEO of Legend International Holdings Inc, a US corporation listed on the OTC market and President and CEO of Northern Capital Resources Corporation, Yahalom International Resources Corporation and Calvert River Resources, Inc., US corporations.  Mr. Gutnick was previously a Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in November 1996. He is a geologist, holding a Bachelor of Science and PhD degrees and has 40 years experience in mineral exploration and management development and operation of gold mines in Australia.  Since 1996, Mr. Tyrwhitt has served as a consulting geologist through David S. Tyrwhitt & Associates (June 2002 to present) and Auminex Sdn. Bhd. (1996 to June 2002). Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources N.L and Quantum Resources Limited listed on the Australian Stock Exchange, Legend International Holdings Inc, a US corporation listed on the OTC market and Northern Capital Resources Corporation.

Peter Lee

Mr Lee has been Chief Financial Officer and Principal Accounting Officer since August 1989 and was appointed a Director in February 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 25 years commercial experience and is currently General Manager Corporate and Company Secretary of several listed public companies in Australia and CFO and Secretary of Legend International Holdings Inc, a US corporation listed on the OTC market, Northern Capital Resources Corporation, Yahalom International Resources Corporation and Calvert River Resources, Inc.

Mordechai Gutnick

On September 14, 2005, Mr Gutnick was elected a non-executive Director. He is a businessman and long-term investor in the mining industry.  From April 2001 to June 2002, Mr. Gutnick served as a project advisor for AXIS, which provides services to the Company; from July 2002 to April 2003, Mr. Gutnick was a private investor; and since May 2003, Mr. Gutnick has served as a non-executive director of Quantum Resources Limited.  Mr Gutnick has been appointed to the Audit and Remuneration Committee’s, effective September 14, 2005.  Mr Mordechai Gutnick is the son of Mr Joseph Gutnick.

All Directors have been appointed for a one-year term which expires in November 2008.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of four members, of whom two have been, and continue to be, independent under applicable regulations. During fiscal 2008, our Board of Directors met two times. The Board of Directors also uses resolutions in writing to deal with certain matters, and during fiscal 2008, two resolutions in writing were signed by all Directors.

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

Audit Committee

Dr David Tyrwhitt and Mr. Mordechai Gutnick constitute our Audit Committee. It is the opinion of the Board of Directors that each of them is an independent director as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Mr Tyrwhitt would meet the director independence requirements of the Nasdaq Stock Market if we were listed on such Market, but that Mr. Mordechai Gutnick would not meet such Nasdaq independence requirements in light of his family relationship with Mr. Joseph Gutnick who is our Chief Executive Officer. Our Audit Committee does not include a "financial expert" as defined in Item 401 (e) of Regulation S-B. The Company only has two independent Directors and neither of these independent Directors has a finance background. The Audit Committee met once during fiscal 2008 and the Chair of the Audit Committee met with the external auditors on three occasions during fiscal 2008 in respect to quarterly reports prior to the reports being filed.

Remuneration Committee

The Board has a Remuneration Committee comprised of two independent directors. During fiscal 2008, the Remuneration Committee did not meet.

Code of Ethics

We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees.  A copy of the Code of Conduct and Ethics is posted on our website at www.goldenriverresources.com and we will provide a copy to any person without charge.  If you require a copy, you can download it from our website or alternatively, contact us by facsimile or email and we will send you a copy.

Stockholder Communications with the Board

Stockholders who wish to communicate with the Board of Directors should send their communications to the Chairman of the Board at the address listed below.  The Chairman of the Board is responsible for forwarding communications to the appropriate Board members.

Mr. Joseph Gutnick
Golden River Resources Corporation
PO Box 6315 St. Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2008 all such filing requirements were complied with in a timely manner by all Directors and executive officers

Item 11.                      Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended June 30, 2008, 2007 and 2006.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)(2)(3)(4)	2008 2007 2006	A$93,748 A$111,285 A$114,281	- - -	- - -	- A$226,000 -	- - -	- - -	A$8,437 - -	A$102,185 A$371,285 A$114,281

1.	The amounts listed were paid by us to AXIS, which provides the services of Mr. J I Gutnick and Mr Lee as well as certain other officers and employees to the Company.
2.
Excludes options granted to Kerisridge Pty Ltd and Fast Knight Nominees Pty Ltd of which Mr JI Gutnick is a Director and Shareholder (see Item 13 – Certain Relationships and Related Party Transactions)

3.	Includes amounts paid by AXIS to an accumulation superannuation plan on behalf of Joseph Gutnick.
4.	Includes 1,166,666 options that have vested, 666,667 options that vest on October 19, 2008 and 666,667 options that vest on October 19, 2009.
5.	The amounts included in the table for option awards has been calculated in accordance with SFAS 123R.

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

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans.

Compensation to Directors

Name	Fees Earned or Paid in Cash (US$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (US$)
David Tyrwhitt	20.960	-	-	-	-	-	20,960
Peter Lee	15,534	-	-	-	-	-	15,534
Mordechai Gutnick	20,960	-	-	-	-	-	20,960

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.  Commencing January 2005, non-management Directors are paid Directors fees of A$20,000 per annum, plus statutory superannuation of 9% in accordance with Australian law.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2008, information regarding options under our 2004 stock option plan, our only active plan.  The 2004 stock option plan has been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average Exercise price of outstanding options (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	4,850,000	US$0.4224	2,821,4131)

Equity compensation plans not approved by security holders	-	-	-

Total	4,850,000(1)	US$0.4224	2,821,413(1)

(1)	The maximum number of shares available for issuance under the 2004 stock option plan is equal to 10% of the issued and outstanding shares (on a fully diluted basis) of common stock, at any time.

Principal Officers Contracts

The principal officers do not have any employment contracts.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of June 30, 2008.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of common stock	Joseph and Stera Gutnick	42,533,558 (2)(3)(4) (5)(6)(7)(8)	87.62
Shares of common stock	RAB Special Situations (Master) Fund Limited 1 Adam Street London WC2N 6LE United Kingdom	31,670,000 (9)(14)	55.84
Shares of common stock	David Stuart Tyrwhitt	50,000 (2)(3)	**
Shares of common stock	Mordechai Zev Gutnick	500,000 (3)(10)(12)	1.84
Shares of common stock	Peter James Lee	916,668 (2)(3)(11)	3.32
	All officers and Directors as a group	44,000,226 (13)	88.07

*	Unless otherwise indicated, the address of each person is c/o Golden River Resources Corporation, Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia
**	less than 1%

Notes:

(1)	Based on 26,711,630 shares outstanding as of June 30, 2008.

(2)	Does not include:
(i)	1,918 shares of Common Stock beneficially owned by Quantum Resources Limited
or
(ii)           229,489 shares of Common Stock beneficially owned by AXIS,
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

(5)	Includes 500,000 shares issuable upon exercise of stock options owned by Mr. Gutnick.

(6)	Joseph Gutnick is the beneficial owner of 25,650 shares of Common Stock that are registered in his own name.

(7)	Joseph Gutnick and Stera Gutnick are husband and wife.

(8)	Includes 666,667 shares issuable upon exercise of stock options and 666,667 that vest on October 19, 2008. Does not include 666,666 that vest on October 19, 2009.

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

(10)	Does not include 1,918 shares of Common Stock beneficially owned by Quantum Resources Limited, of which company Mr MZ Gutnick is a Director as he disclaims beneficial ownership of these shares.

(11)	Includes 583,334 shares issuable upon exercise of stock options which are exercisable and 333,334 that vest on October 19, 2008. Does not include 333,333 that vest on October 19, 2009.

(12)	Includes 250,000 shares issuable upon exercise of stock options and 250,000 that vest on October 19, 2008. Does not include 250,000 that vest on October 19, 2009.

(13)
Includes 3,300,001 shares that are issuable upon exercise of stock options, of which 2,050,001 are vested and 1,250,000 that vest on October 19, 2008. Does not include 1,249,999 that vest on October 19, 2009.

(14)	RAB is organized under the laws of the Cayman Islands. Phillip Richards has sole investment and voting control over the securities owned by RAB.

Item 13.                      Certain Relationships and Related Transactions

We are one of five affiliated companies. Each of the companies have some common Directors, officers and shareholders.  In addition, each of the companies owns equity in and is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  The Company owns 9.09% of the outstanding shares of AXIS.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each.   Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs.  AXIS has charged the 15% service fee to us during fiscal 2008. Amounts invoiced by AXIS are required to be paid by us.  We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

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

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%. The Company paid AXIS A$193,000 (being A$52,000 in respect to the current year and A$141,000 being the amount owing at June 30, 2007) in respect of the Service Agreement for the fiscal year ended June 30, 2008 and A$612,000 (being A$591,550 in respect to the 2007 fiscal year and A$20,450 in respect to the 2006 fiscal year) in respect of the Service Agreement for the fiscal year ended June 30, 2007.

During 2008, AXIS loaned the Company A$214,000 and A$53,000 during 2007. At June 30, 2008 and 2007, the Company owed AXIS A$639,000 and A$140,585 respectively for services provided in accordance with the Service Agreement. During fiscal 2008 and 2007, AXIS Consultants charged interest of A$7,000 and A$3,788 respectively on outstanding balances. AXIS charged interest rates between 9.60% and 10.10% for fiscal 2007 and between 11.10% and 11.75% for fiscal 2008. During fiscal 2007, AXIS paid interest net of tax of A$5,270. The amount owing to AXIS at June 30, 2008 is included within accounts payable and accrued expenses.

During the 2006 fiscal year, Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities. Interests associated with Mr Gutnick hold 87.62% interest in the Company on a fully diluted basis and accordingly Wilzed and the Company may be deemed to be under common control. During the 2005 fiscal year, Wilzed loaned A$644,633 and charged A$31,235 in interest.  We repaid A$396.  At June 30, 2005, the Company owed Wilzed A$675,472.  Wilzed charged interest during fiscal 2005 at rates between 9.10% and 9.35%. During the 2006 fiscal year, Wilzed loaned A$1,241,836 and charged A$83,243 in interest and we repaid A$550. Wilzed charged interest during fiscal 2006 at the rate of 9.35%. In May 2006, we agreed to issue to Fast Knight Nominees up to 10 million shares of common stock at an issue price of A$0.20 (US$0.1542) and 20 million options with an exercise price of A$0.20 per share with a latest expiry date of April 30, 2011, as repayment of A$2 million in loans from Wilzed to the Company. Wilzed agreed to accept the shares and options as satisfaction of the loan and instructed us to issue the shares and options to Fast Knight Nominees, a company that is also associated with Mr. Gutnick. The options were valued using the Black Scholes mathematical model by an external valuer at A$1,883,185 (US$1,438,000). The issuance of the shares and warrants in satisfaction of the debt was treated as a capital transaction and accordingly had no effect on the Company’s net loss.

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

Item 14.                      Principal Accounting Fees and Services

The following table shows the audit fees we were billed by PKF for fiscal 2008 and 2007.

	2008		2007

Audit fees	$	A51,217	$	A49,351
Audit related fees*		1,731		15,295
Tax fees		-		-
Total	$	A52,948	$	A64,646

* The audit-related services for 2007 primarily relate to work on the Form SB-2 Registration Statement.

Audit fees were for the audit of our annual financial statements, review of financial statements included in our 10-Q quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC.  This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

As part of its duties, our Audit Committee pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence.  Our Audit Committee does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(a)	Consolidated Financial Statements and Notes thereto.

The Consolidated Financial Statements and Notes thereto listed on the Index at page 43 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 43 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

GOLDEN RIVER RESOURCES CORPORATION.

(Registrant)

By:
Peter J Lee Director, Secretary, Chief Financial Officer and Principal Financial and Accounting Officer

Dated: October 13, 2008

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.		Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer), and Director.	October 13, 2008

2.		Director.	October 13, 2008
David Tyrwhitt

3.		Director, Secretary,
	Peter Lee	Chief Financial Officer and
Principal Financial and
		Accounting Officer.	October 13, 2008

4.		Director	October 13, 2008
Mordechai Gutnick

EXHIBIT INDEX

Incorporated by		Exhibit
Reference to:		No	Exhibit

(1)	Exhibit 3.1	3.1	Certificates of Incorporation of the Registrant
(1)	Exhibit 3.2	3.2	By-laws of the Registrant
(2)	Exhibit A	3.3	Amendment to Certificate of Incorporation dated July 17, 1999
(3)		3.4	Amendment to Certificate of Incorporation dated October 17, 2000
		3.5	Amendment to Certificate of Incorporation dated April 6, 2005
(9)	Exhibit 3.1	3.6	Amendment to Certificate of Incorporation dated March 10, 2007
(4)	99.3	4.1	Warrant to purchase 1,670,000 shares of common stock
(4)	99.4	4.2	Warrant to purchase 1,783,984 shares of common stock
(5)	Exhibit 10.5	10.4	Service Agreement dated November 25, 1988, by and between the Registrant and AWI Administration Services Pty Limited
(6)	Exhibit 10.6	10.5	Agreement with Tahera Corporation
(4)	Exhibit	10.6	Subscription Agreement with RAB Special Solutions LP
(7)		10.7	Employment Agreement between the Registrant and C. Alford
(8)		10.8	Employment Agreement between the Registrant and P Althaus.
(7)		10.9	Sponsorship Agreement with Canaccord Capital
(10)	Exhibit 99.2	10.10	Subscription Agreement with RAB Special Solutions (Master) Fund Limited
(10)	Exhibit 99.3	10.11	Special Warrant
(10)	Exhibit 99.4	10.12	Warrant
	*	21	List of Subsidiaries as at June 30, 2008.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

	*Filed herewith

Financial Statements for the years ended June 30, 2007 and 2008.
Golden River Resources Corporation and its Subsidiaries

Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2007 and Audited Consolidated Financial Statements for the Company for the year ended June 30, 2008.

(1)           Registrant’s Registration Statement on Form S-1 (File No. 33-14784).

(2)           Registrant’s Definitive Information Statement dated August 11, 1999.

(3)	Registrant’s Definitive Information Statement dated October 17, 2000.

(4)           Registrant’s Form 8-K filed on April 8, 2004.

(5)	Registrant’s Annual report on Form 10-K for the fiscal year ended June 27, 1989.

(15)	Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(16)	Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

(17)	Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

(18)	Registrant’s Quarterly Report on Form 10-OSB for the quarter ended March 31, 2007.

(19)	Registrant’s Current Report on Form 8-K filed on June 15, 2007.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

Consolidated Financial Statements

June 30, 2008 and 2007

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Golden River Resources Corporation

We have audited the accompanying consolidated balance sheet of Golden River Resources Corporation and Subsidiaries (An Exploration Stage Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2008 and 2007 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden River Resources Corporation and Subsidiaries at June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the 2007 consolidated financial statements have been restated to reflect certain adjustments resulting from the valuation of the Company’s stock option grants.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As described in note 1, at June 30, 2008 the Company had not yet commenced revenue producing operations and had a retained deficit of A$37,109,000 (US$35,680,000).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

PKF
Certified Public Accountants
A Professional Corporation

New York, NY
October 11, 2008

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet
June 30, 2008

	A$000’s 2007	A$000’s 2008	Convenience Translation US$000’s 2008
	Restated
ASSETS

Current Assets:
Cash	349	8	8
Receivables	21	30	29
Prepayments and Deposits	48	-	-
Total Current Assets	418	38	37

Non Current Assets:
Property and Equipment, net	2	-	-
Total Current Assets	2	-	-

Total Assets	420	38	37

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	333	711	684
Total Current Liabilities	333	711	684

Total Liabilities	333	711	684

Commitments and Contingencies (Notes 7 and 11)
Stockholders’ Equity:
Common stock: $.0001 par value 100,000,000 shares authorised, 26,714,130 shares issued	3	3	3
Additional Paid-in-Capital	36,074	36,462	35,058
Less Treasury Stock, at Cost, 2,500 shares	(20)	(20)	(19)
Other Comprehensive loss	(6)	(9)	(9)
Retained Deficit during exploration stage	(9,562)	(10,707)	(10,295)
Retained Deficit prior to exploration stage	(26,402)	(26,402)	(25,385)
Total Stockholders’ Equity (Deficit)	87	(673)	(647)

Total Liabilities and Stockholders’ Equity (Deficit)	420	38	37

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
For the years ended June 30, 2007 and 2008
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2008

	A$000's 2007	A$000's 2008	Convenience Translation US$000’s 2008	July 1, 2002 to June 30, 2008 A$000’s
	Restated

Revenues	$-	$-	$-	$-

Cost and expenses
Stock Based Compensation	613	388	373	2,702
Exploration Expenditure	502	193	185	3,357
Loss on disposal of equipment	-	-	-	1
Interest Expense net	4	7	7	423
Legal, Accounting and Professional	135	78	75	700
Administrative	745	474	456	3,408

	1,999	1,140	1,096	10,591

(Loss) from Operations	(1,999)	(1,140)	(1,096)	(10,591)
Foreign Currency Exchange Gain (Loss)	(106)	(5)	(4)	(124)
Other Income
Interest – net related entity	5	-	-	5
– other	3	-	-	3
(Loss) before Income Tax	(2,097)	(1,145)	(1,100)	(10,707)
Provision for Income Tax	-	-	-	-
Net (Loss)	(2,097)	(1,145)	(1,100)	(10,707)

Basic net (Loss) per Common Equivalent Shares	(0.06)	(0.03)	(0.03)	(0.52)

Weighted Number of Common Equivalent Shares Outstanding (000’s)	36,714	36,714	36,714	20,786

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2007 and 2008
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2008

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit) (during the Exploration stage)	Retained Earnings (Deficit) (prior to Exploration stage)	Deferred Compen- sation	Other Compre- hensive Loss	Total
	000’s	$A000’s	$A000’s	$A000’s	$A000’s	$A000’s	$A000’s	$A000’s	$A000’s

Balance June 30, 2002	6,347	$1	$(20)	$25,175	$-	$(26,402)	$-	$-	$(1,246)

Net loss	-	-	-	-	(681)	-	-	-	(681)

Balance June 30, 2003	6,347	$1	$(20)	$25,175	$(681)	$(26,402)	$-	$-	$(1,927)

Issuance of 1,753,984 shares and warrants in lieu of debt repayment	1,754	-	-	2,273	-	-	-	-	2,273

Sale of 1,670,000 shares and warrants	1,670	-	-	2,253	-	-	-	-	2,253

Issuance of 6,943,057 shares on cashless exercise of options	6,943	1	-	(1)	-	-	-	-	-

Net unrealised loss on foreign exchange	-	-	-	-	-	-	-	(9)	(9)

Net (loss)	-	-	-	-	(1,723)	-	-	-	(1,723)
Balance June 30, 2004	16,714	$2	$(20)	$29,700	$(2,404)	$(26,402)	$-	$(9)	$867

Issuance of 1,400,000 options under 2004 stock option plan	-	-	-	1,720	-	-	(1,720)	-	-

Amortisation of 1,400,000 options under 2004 stock option plan (Note 2)	-	-	-	-	-	-	1,144	-	1,144

Net unrealised gain on foreign exchange	-	-	-	-	-	-	-	6	6

Net(loss) (Note 2)	-	-	-	-	(3,367)	(0)	-	-	(3,367)

Balance June 30, 2005 (Note 2)	16,714	$2	$(20)	$31,420	$(5,771)	$(26,402)	$(576)	$(3)	$(1,350)

To eliminate deferred compensation against Paid-In Capital	-	-	-	(576)	-	-	576	-	-

Issuance of 10,000,000 shares and 20,000,000 options in lieu of debt repayment	10,000	1	-	3,882	-	-	-	-	3,883

Capital gain on shares and options issued in lieu of debt repayment	-	-	-	(1,883)	-	-	-	-	(1,883)

Sale of 20,000,000 normal warrants	-	-	-	997	-	-	-	-	997

Sale of 10,000,000 special warrants	-	-	-	1,069	-	-	-	-	1,069

Amortisation of 1,400,000 options under 2004 stock option plan (Note 2)	-	-	-	557	-	-	-	-	557

Net unrealised loss on foreign exchange	-	-	-	-	-	-	-	(8)	(8)

Net (loss) (Note (2)	-	-	-	-	(1,694)	-	-	-	(1,694)
Balance June 30, 2006 (Note 2)	26,714	$3	$(20)	$35,466	$(7,465)	$(26,402)	$-	$(11)	$1,571

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2007 and 2008
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2008
(Continued)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit) (during the Exploration stage)	Retained Earnings (Deficit) (prior to Exploration stage)	Deferred Compen- sation	Other Compre- hensive Loss	Total
	000’s	$A000’s	$A000’s	$A000’s	$A000’s	$A000’s	$A000’s	$A000’s	$A000’s

Costs associated with sale of normal and special warrants	-	-	-	(5)	-	-	-	-	(5)

Amortization of 1,400,000 options under 2004 stock option plan	-	-	-	20	-	-	-	-	20

Amortization of 4,650,000 options under 2006 stock option plan (Note 2)	-	-	-	593	-	-	-	-	593

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	5	5

Net (loss) (Note 2)	-	-	-	-	(2,097)	-	-	-	(2,097)

Balance June 30, 2007 (restated)	26,714	$3	$(20)	$36,074	$(9,562)	$(26,402)	$-	$(6)	$87

Amortization of 4,650,000 options under 2006 stock option plan	-	-	-	$388	-	-	-	-	$388

Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	(3)	$(3)

Net (loss)	-	-	-	-	(1,145)	-	-	-	$(1,145)

Balance June 30, 2008	26,714	$3	$(20)	$36,462	$(10,707)	$(26,402)	$-	$(9)	$(673)

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2007 and 2008
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2008

	A$000’s	A$000's	Convenience Translation	July 1, 2002 to June 30,
			US$000’s	2008
	2007	2008	2008	A$000’s
	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(2,097)	$(1,145)	$(1,101)	$(10,707)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Foreign Exchange	106	(5)	(5)	102
Depreciation of plant and equipment	8	1	1	27
Stock based compensation	613	388	373	2,702
Accrued interest added to principal	-	-	-	184
Net Change In : Receivables Staking Deposit Prepayments and Deposits Accounts Payable and Accrued Expenses Short-Term Advance – Affiliates	12 - 6 (201) (1)	(9) - 48 378 -	(8) - 46 363 -	(30) 23 - 221 -

Net Cash used in Operating Activities	(1,554)	(344)	(331)	(7,478)
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Property and Equipment	-	-	-	(27)
Net Cash used in Investing Activities	-	-	-	(27)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net borrowing (repayments) from Affiliates	-	-	-	1,031
Sale of Warrants (net)	(7)	-	-	4,311
Proceeds from loan payable	-	-	-	2,273

Net Cash Provided by Financing Activities	(7)	-	-	7,615

Effects of Exchange rate on cash	(106)	3	3	(103)
Net Increase (Decrease) in Cash	(1,667)	(341)	(328)	7
Cash at Beginning of Year	2,016	349	336	1
Cash at End of Year	349	8	8	8

Supplemental Disclosures
Interest Paid/Payable	4	-	-	363

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	-	6,156
Stock Options recorded as Deferred Compensation	-	-	-	1,342

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

(1)         ORGANIZATION AND BUSINESS

Golden River Resources Corporation. ("Golden River Resources” or the “Company") is incorporated in the State of Delaware.  The principal shareholders of Golden River Resources are Joseph and Stera Gutnick, Australian residents who own 87.62% of Golden River Resources as of June 30, 2008.  During fiscal 1998, Golden River Resources incorporated a subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia.  Baynex.com has not traded since incorporation.  On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Bay International Pty Ltd, (now known as Bay Resources (Asia) Pty Ltd), a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (“Golden Bull”) (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull is the vehicle that will be used by the Company to undertake exploration activities for gold on the Committee Bay Properties in Canada.

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

Golden River Resources originally applied for 29 claims totaling 71,694 acres in the Committee Bay Greenstone Belt in central Nunavut, Canada. These claims were recorded on October 16, 2002.  From the original area, Golden River Resources retained a total of 49,439.48 acres on 21 claims.  To keep the claims in good standing, Golden River Resources needed to spend a total of CDN$197,798 of assessment work was required to be completed by the anniversary date of October 16, 2004. A total of CDN$98,879 is required in each subsequent year up to 2012 (at which point a decision to bring the claims to lease must be made).  Golden River Resources spent more than the minimum requirement and the excess spent can be used to offset the expenditure requirements in following years.  As a result, Golden River Resources has already met its commitment until 2012.

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

The Company’s ability to continue operations through fiscal 2009 is dependent upon future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

The Company raised A$2,253,000 in April 2004 through the issuance of shares under a Private Placement and has used that funding to commence exploration activity in Canada and A$2,065,000 in June 2006 through the issuance of normal and special warrants under a private placement and used the funds to continue exploration activity in Canada and for working capital purposes.

In April 2008, Baynex.com Pty Ltd and Bay Resources (Asia) Pty Ltd were deregistered.

 (2)         RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the fiscal year ended June 30, 2007 have been restated to revise the Company’s estimated fair value of certain stock option grants.

In October 2006, the Company granted 4,650,000 options under the Stock Option Plan to the Company’s officers, directors and consultants. The Company utilized the services of an external valuer to determine the value of the options using the binomial option pricing model. At the time, the market price used in the binomial option pricing model was US$0.166 which was based on the price that the Company had been able to conclude a private placement and at the time believed this to be the fair value of the shares of common stock. The Company has now determined the market price (US$0.30) of the shares of common stock at the time of the issue of options as quoted on the OTCBB should have been used in the binomial option pricing model. The effect of the adjustment is an increase in Stock-Based Compensation expense in fiscal 2007 by approximately A$300,000.

In October 2004, the Company granted 1,400,000 options under the Stock Option Plan to the Company’s officers, directors and consultants. The Company has recorded an adjustment to the estimated fair value of these options based upon a revision to the original volatility rate used in the fair value calculation. The effect of the adjustment is an increase in the opening retained earnings (deficit) at July 1, 2006 and additional paid-in capital by approximately A$1.1 million. Such adjustment had no effect on total stockholders’ equity or the Company’s cashflows, and has also been reflected in the 2005 and 2006 statement of stockholders’ equity included in the accompanying consolidated financial statements.

The effects of the above adjustments are as follows :

Consolidated balance sheet data as at June 30, 2007

	As previously filed A$	Adjustment to restate A$	Restated A$

Additional Paid in capital	34,628	(1,446)	36,074

Retained (Deficit) during exploration stage	(8,116)	(1,446)	(9,562)

Consolidated statement of operations for the year ended June 30, 2007

	As previously filed A$	Adjustment to restate A$	Restated A$

Stock Based Compensation expense	300	313	613
Net (loss)	(1,784)	(313)	(2,097)

Basic net (loss) per Common Equivalent Shares	$(0.05)	$(0.00)	$(0.06)

In addition, as a result of the revised estimated fair value calculation on the options issued in October 2006, the Company made an adjustment of A$152,716 in the fourth quarter of the fiscal 2008 year to reflect an adjustment for the stock based compensation expense recorded in the first three quarters of the fiscal 2008 year.

(3)         RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB staff issued Staff Position No. 157-2 ”Effective date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning July 1, 2009. The adoption of this interpretation has not and is not expected to have a material impact on the Company’s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, which permits companies to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for the Company’s fiscal year beginning July 1, 2008. The adoption of SFAS No. 159 is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after July 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

In March 2008, the FASB issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB statements No. 133” (“SFAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect and entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal and interim periods beginning November 15, 2008. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Acceptable Accounting Principles” (“SFAS 162”). SFAS 162 identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Although the Company will continue to evaluate the application of SFAS 162, the Company does not currently believe the adoption of SFAS 162 will have a material impact on its financial statements.

(4)         ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

(a)         Consolidation

The consolidated financial statements include the accounts of Golden River Resources and the 100% interest it holds in Golden Bull Resources Corporation, and held, until the deregistration in April 2008, in Baynex.com Pty Ltd and Bay Resources (Asia) Pty Ltd.  All significant intercompany transactions and balances have been eliminated in consolidation.

(b)         Foreign Currency Translation/Transactions

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

Foreign currency exchange loss in 2008 amounted to A$5,000 (US$5,000). The Company holds a bank account in US dollars. The US dollar has moved against the A$ for the twelve months by 11.27%.

    (c)       Financial Instruments

The Company’s cash, receivables, payables and short term borrowings represent financial instruments whose carrying amounts reasonably approximate their fair value.

(d)         Comprehensive Income (Loss)

The Company follows Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income”.  SFAS 130 requires a company to report comprehensive income (loss) and its components in a full set of financial statements.  Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments.  Changes in unrealized foreign currency translation gains or (losses) during fiscal 2008 and 2007 amounted to A$(3,000) and A$5,000, respectively.  Accordingly, comprehensive loss for the years ended June 30, 2008 and 2007 amounted to A$1,148,000 and A$2,092,000 respectively.

(e)         Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment.  Accumulated depreciation and depreciation expense as of and for the year ended June 30, 2008 amounted to A$6,800(2007 A$21,052) and A$1,353 (2007 $6,806) respectively.

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

(h)         Loss per share

Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive loss per share has not been presented as the effects of common stock equivalents are anti-dilutive. The Company has on issue 10,000,000 special warrants which are exercisable at any time until expiration and for no consideration. However, there is a restriction in the subscription agreement that does not allow the Company to process a warrant exercise notice if the holder (and its associates) would hold more than 9.99% of the shares of common stock, unless the holder provides the Company with 61 days prior notice in which the holder can exercise the entire 10,000,000 warrants. Accordingly, the Company has included 10,000,000 shares issuable by exercise of the special warrants in the weighted number of common equivalent shares outstanding for 2007 and 2008.

Earnings per share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”.

The following table reconciles the weighted average shares outstanding used for the computation:

Weighted average shares	2007 ‘000	2008 ‘000

Outstanding - Basic	26,714	26,714
- Warrants	10,000	10,000
Weighted average shares outstanding	36,714	36,714

The options to purchase 4,850,000 shares of common stock are not included in the earnings per share computation as such amounts would be anti-dilutive.

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

(k)         Pension Plans

The Company does not have any pension or profit sharing plans.  The Company’s temporary staff employed in the exploration programme in Canada are subject to Canadian requirements for contributions to pension plans.  No contributions to employee benefit or health plans during the years ended June 30, 2008 and 2007 were made.

(l)         Concentrations of credit risk

The Company monitors its position with, and the credit quality of, the financial institution it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

(m)         Convenience Translation to US$

The consolidated financial statements as of and for the year ended June 30, 2008 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2008 (A$1.00=US$0.9615). The translation was made solely for the convenience of readers in the United States.

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

(5)         INVESTMENT SECURITIES

The Company has several small historical cost based investments that it has provided a full valuation for diminution and carry’s at a $nil value at June 30, 2008 and 2007.

(6)         AFFILIATE TRANSACTIONS

Golden River Resources advances to and receives advances from various affiliates.  All advances between consolidated affiliates are eliminated on consolidation.

The Company paid AXIS A$193,000 (being A$52,000 in respect to the current year and A$141,000 being the amount owing at June 30, 2007) in respect of the Service Agreement for the fiscal year ended June 30, 2008 and A$612,000 (being A$591,550 in respect to the 2007 fiscal year and A$20,450 in respect to the 2006 fiscal year) in respect of the Service Agreement for the fiscal year ended June 30, 2007.

During 2008, AXIS loaned the Company A$254,000 and A$53,000 during 2007. At June 30, 2008 and 2007, the Company owed AXIS A$639,000 and A$140,585 respectively for services provided in accordance with the Service Agreement. During fiscal 2008 and 2007, AXIS Consultants charged interest of A$7,000 and A$3,788 respectively on outstanding balances. AXIS charged interest rates between 9.60% and 10.10% for fiscal 2007 and between 11.10% and 11.75% for fiscal 2008. During fiscal 2007, AXIS paid interest net of tax of A$5,270. The amount owing to AXIS at June 30, 2008 is included within accounts payable and accrued expenses.

During the 2006 fiscal year, Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities. Interests associated with Mr Gutnick hold 87.62% interest in the Company on a fully diluted basis and accordingly Wilzed and the Company may be deemed to be under common control. During the 2005 fiscal year, Wilzed loaned A$644,633 and charged A$31,235 in interest and we repaid A$396. At June 30, 2005, the Company owed Wilzed A$675,472. During the 2006 fiscal year, Wilzed loaned A$1,241,836 and charged A$83,243 in interest and we repaid A$550. In May 2006, the Company announced the issue of up to 10,000,000 shares of common stock at an issue price of A$0.20 (US$0.1542) and 20,000,000 options with an exercise price of A$0.20 (US$0.1542) per share and a latest exercise date of April 30, 2011 as repayment of the outstanding balance of A$2,000,000. Wilzed agreed to accept the shares and options as satisfaction of the loan and instructed us to issue the shares and options to Fast Knight Nominees, a company that is also associated with Mr Gutnick. The options were valued using the Black Scholes mathematical model by an external valuer at A$1,883,185 (US$1,438,000). The issuance of the shares and warrants in satisfaction of the debt was treated as a capital transaction and accordingly had no effect on the Company’s net loss. Wilzed charged interest at rates between 9.10% and 9.35% for fiscal 2005, and at 9.35% for fiscal 2006. At June 30, 2008, the amount owed by the Company to Wilzed was nil.

Mr Joseph Gutnick, the President of the Company advanced the Company the initial deposit on opening of a US Dollar bank account. The amount of A$1,329 (US$1,000) was repaid in July 2006.

Interest expense incurred on loans and advances due to affiliated entities approximated A$6,500 and A$3,800 in fiscal 2008 and 2007, respectively. Interest income net of tax earned on an advance to an affiliated entity was approximately $5,300 in fiscal 2007.

(7)         CONTINGENT LIABILITY

The Company has received an invoice from a corporation that conducted the pegging of the claims in Canada on behalf of the Company. A number of claims that were pegged were not ultimately issued to the Company due to a number of errors by the pegging Company. The Company had advised the pegging company that it does not believe any further payments are due to the pegging company as a result of the economic loss incurred by Golden River Resources. The Company believes that if it is unsuccessful in defending any claim that is brought against it, the maximum potential liability is CDN$59,000 (A$66,218).  No accrued liability has been recorded in the accompanying financial statement pending the ultimate disposition of this matter.

(8)         INCOME TAXES

Golden River Resources files its income tax returns on an accrual basis.  Golden River Resources should have carry-forward losses of approximately US$37.1 million as of June 30, 2008 which will expire in the years 2008 through 2028. .Golden River Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit. The valuation allowance was US$7.8 million at June 30, 2007 and US$7.8 million at June 30, 2008

(9)         STOCKHOLDERS EQUITY

In February and March 2004, holders of options to acquire 8,000,000 shares of the common stock informed the Company of their intentions to exercise the cashless exercise feature of their option agreement.  As a result the Company issued 6,943,057 shares of its common stock.

In March 2004, the Company raised US$1,670,000 (A$2,253,000) through a private placement by issuing 1,670,000 shares of common stock and warrants to purchase 1,670,000 shares of common stock at US$1.30 per share. The warrants expired two years from the date of issuance as they were not exercised.

In March 2004, the Company received a loan from an affiliated entity in the amount of A$2,273,000 (US$1,754,000) which was used to repay other outstanding amounts due to affiliated entities.  This loan was later satisfied through the issuance of 1,753,984 shares of common stock and warrants to purchase 1,753,984 shares of common stock at $1.30 per share.  The warrants expired two years from the date of issuance as they were not exercised.

At June 30, 2005 the Company has outstanding stock options as detailed in note 10.  At June 30, 2005 the Company had warrants outstanding to purchase 3,423,984 shares of common stock at US$1.30 per share.  All of the warrants expired in 2006.

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

(10)         ISSUE OF OPTIONS UNDER STOCK OPTION PLAN

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

The Company has accounted for all options issued based upon their fair market value using either the Black Scholes or Binomial option pricing method. Prior to 2007, the Company used the Black Scholes option pricing method to determine the fair market value of options issued. In 2006, the Company changed from using the Black Scholes option pricing method to the Binomial option pricing model. The Binomial option pricing model breaks down the time to expiration into a number of steps or intervals and can therefore be used to value American style options, taking into account the possibility of early exercise and reflect changing inputs over time. The options issued in 2006 have three vesting periods and therefore, the Company believed the Binomial option pricing model was a more accurate measure of the fair value of the options.

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

The Company has calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 ½ months, risk free interest rate of 5.15% and volatility of 20%.  This equates to a value of US31.85 cents per option.  The total value of the options equates to A$1,744,800 (US$1,352,820) and was amortised over the vesting period. At June 30, 2008, the options were fully vested.

Consistent with the provisions of APB No.25, the Company recorded the fair value of stock option grants in stockholders equity. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. Accordingly, as provided in SFAS No.123R effective July 1, 2005, the Company has reversed A$575,100 (US$445,900) being the unamortized restricted stock compensation at June 30, 2005 included in stockholders equity for the unvested portions of stock option grants awarded prior to the effective date of SFAS No.123R.

Since the issue of the options, 600,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at June 30, 2008 are as follows:

	Outstanding	Exercisable

Number of options	800,000	800,000
Exercise price	US$1.00	US$1.00
Expiration date	October 15, 2014	October 15, 2014

On October 19, 2006, the Directors of the Company agreed to offer a further 4,650,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US30.84 cents, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 (“T1”), 1/3 on October 19, 2008 (“T2”) and 1/3 on October 19, 2009 (“T3”). The Company obtained an external valuation on the options from an unrelated third party. The Company has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.30, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to A$1,406,287 (US$1,060,200) and is being amortized over the vesting periods. For fiscal 2008, the amortization amounted to A$388,084 (US$373,143) and 600,000 options were forfeited. At June 30, 2008, the unamortized deferred compensation related to these 4,050,000 options amounted to A$243,512 (US$183,584).

Since the issue of the options, 600,000 options have lapsed, following the termination of participants to the issue.

A summary of the options outstanding and exercisable at June 30, 2008 are as follows:

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

(11)         COMMITMENTS

In June 2008, the Company agreed on terms with Tahera Diamond Corporation to obtain full control of the mining properties that are listed in the Tahera/GRR agreement through the issuance of 3,000,000 shares of common stock and the payment of CDN$86,000. The CDN$86,000 was paid prior to June 30, 2008. The issuance of 3,000,000 shares of common stock has not been brought to account in the financial statements as the final agreements have not yet been executed and the agreement is subject to Supreme Court of Canada approval.

Appendix A

GLOSSARY OF TERMS

In this Form 10-K, the company utilizes certain capitalized and abbreviated terms, as well as technical terms, which are defined below.

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
BRECCIA
A rock that is composed of larger than sand size angular fragments that are cemented together by a finer-grained matrix; in this sense the fragmentation is usually a result of movement on nearby or adjoining fault or fracture zones.

CHALCOPYRITE	Copper iron sulfide mineral (CuFeS2). Color is brassy yellow.
CHIP SAMPLE
A sample of a vein or other mineralized structure that is collected by way of small pieces of rock taken at regular and frequent intervals on a transect across the structure; intended to be a relatively accurate representation of the tenor of mineralization.

CLAIM (Mineral Claim)
A defined, specific area identified on the ground within which the holder of the legal title to the area has the exclusive right to search and develop any mineral substance that occurs within the given area of the claim boundaries.

CRATON	The relatively stable nucleus of a continent. Cratons are made up of a shield-like core of Precambrian Rock and a buried extension of the shield.
DYKE	A tabular igneous intrusion that cuts across the bedding or foliation of the country rock.
FAULT	A fracture or fracture zone in rock along which there has been displacement of the two sides relative to each other and parallel to the fracture plane.
FOLD AXIS	A fold axis, is the closest approximation to a straight line that when moved parallel to itself, generates the form of the fold

GABBRO	A dark, coarse-grained intrusive igneous rock. Gabbro is made of calcium-rich plagioclase, with amphibole and/or pyroxene, and is chemically equivalent to basalt.
GEOPHYSICAL SURVEY	In mineral exploration, the collection of seismic, gravitational, electrical, radiometric, density or magnetic data to aid in the evaluation of the mineral potential of a particular area.
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

GRANITE
A coarse-grained intrusive igneous rock with at least 65% silica.  Quartz, plagioclase feldspar and potassium feldspar make up most of the rock and give it a fairly light color.  Granite has more potassium feldspar than plagioclase feldspar.

GRANODIORITE
A coarse-grained igneous plutonic rock intermediate in composition between quartz diorite and quartz monzonite; containing quartz, plagioclase, and potassium feldspar, with biotite and hornblende as the dominant mafic components.

GREENSTONE	A metamorphic rock derived from basalt or chemically equivalent rock such as gabbro. Greenstones contain sodium-rich plagioclase feldspar, chlorite, and epidote, as well as quartz.
GPT	Abbreviation for gram per ton; equivalent to one part per million (ppm).
HLEM	Abbreviation for Horizontal Loop Electro Magnetic geophysical surveys.
IGNEOUS	Said of a rock or mineral that solidified from molten or partly molten material; also applied to processes leading to, or resulting from the formation of such rocks.
INTRUSION	Emplacement of magma (molten rock) into pre-existing rock. Dikes, sills and batholiths are intrusions.
IP	A type of geophysical survey method called Induced Polarization.
IRON FORMATION	A chemical sedimentary rock containing at least 15% iron and commonly containing chert. The iron may be present as oxide, silicate, carbonate, or sulfide.
KOMATIITE	An igneous suite of magnesium-rich, ultramafic lavas.
MAFIC	Pertaining to or composed dominantly of the ferromagnesian rock forming silicates; said of some igneous rocks and their constituent minerals.
MASSIVE	Said of a stratified rock that occurs in very thick, homogenous beds.
METALLIC	A mineral chiefly composed of, or containing, one or more metals as a primary constituent.

MINERALIZATION	The process or processes by which a mineral or minerals are introduced into a rock, resulting in an enriched deposit; or the result of these processes.
MINERALIZED	Rock that has undergone the process of mineralization.
NET SMELTER RETURN (NSR)
The NSR is characterized by royalty payments that are a fixed or variable percentage of the sales price, or gross revenue, the mining operator receives from the sale of mineral product from the property.

RETURN ROYALTY
A general term for a residual benefit that is a percentage of the value for which a smelter will reimburse the provider of ore to the smelter, after deduction for various smelting fees and penalties and, often after cost of transportation has been deducted.

ORE	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives.
OUTCROP	The part of a rock formation that appears at the surface of the ground.
OVERBURDEN	Loose soil, sand, gravel, broken rock, etc. that lies above the bedrock.
PERMAFROST	A permanently frozen layer of soil or subsoil, or even bedrock, which occurs to variable depths below the Earth's surface in arctic or subarctic regions.
PPB	Abbreviation for part per billion.
PPM	Abbreviation for part per million.
PROPERTY	An area of ground controlled by an individual or company that consists of one or more contiguous mineral claims.
PROSPECTING	Pertaining to the search for outcrops or surface exposures of mineral deposits, primarily by non-mechanical methods.
PYRITE	Iron sulfide mineral (FeS). Forms silvery to brassy metallic cubes or masses.
PYRRHOTITE	Iron sulfide mineral (Fe(1-x)S). Generally forms as bronze, metallic masses. The mineral is weakly magnetic.
QUARTZ	A glassy silicate and common rock forming mineral (SiO2).
RESERVE	An estimate within specified accuracy limits of the valuable metal or mineral content of known deposit that may be produced under current economic conditions and with present technology.
RESOURCE	Pertaining to the quantity or bulk of mineralized material without reference to the economic viability of its extraction (see reserve).
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
STRUCTURAL MAPPING
Geological mapping that focuses in collection of data pertaining to the orientation of beds, faults and fractures as well as other structures that modify the distribution of bedrock and mineralized zones.

SULPHIDE MINERAL	A mineral compound characterized by the linkage of sulphur with a metal or semimetal.
TRACE	Pertaining to assay values; as used in this report, this term refers to gold grades of less than 0.01 oz/ton (0.3gpt).
ULTRAMAFIC	Igneous rocks made mostly of the mafic minerals clino- and/or ortho-pyroxenes (e.g. hypersthene, augite) and/or olivine.
VEIN	An epigenetic mineral filling of a fault or other fracture in a host rock, in tabular or sheet-like form, often as a precipitate from a hydrothermal fluid.
VMS
Volcanic Massive Sulphide deposit.  VMS deposits consist of massive accumulations of sulphide minerals (more than 60% sulphide minerals) which occur in lens-like or tabular bodies parallel to the volcanic stratigraphy or bedding.  VMS deposits are generally accepted to have formed at or near discharge vents of hydrothermal systems on the sea floor.

Appendix B
Slave Craton Mining Claims

The following is a list of the mining claims that are covered under our agreement with Tahera:

					Next
Tag#	Claim	NTS	Acres	Registered	Anniversary	Type of Property
Jericho Mining Claims
ML3793	DJB 19	076-L-04	344.0	09-Jun-99	09-Jun-20	Lease
ML3794	JD 94	076-L-04	2524.0	09-Jun-99	09-Jun-20	Lease
ML3795	JD 313	076-L-04	2515.0	09-Jun-99	09-Jun-20	Lease
ML3796	OD 44	076-L-04	422.0	09-Jun-99	09-Jun-20	Lease
ML3797	OD 45	076-L-04	325.0	09-Jun-99	09-Jun-20	Lease
ML3798	OD 61	076-L-04	508.0	09-Jun-99	09-Jun-20	Lease
			6,638.0
Jericho Group
F31092	JD 92	076-L-04	2,272.60	26-Jan-93	26-Jan-04	Lease Applied For
F31093	JD 93	076-L-04	2,569.60	26-Jan-93	26-Jan-04	Lease Applied For
F31095	JD 95	076-L-04	2,363.10	26-Jan-93	26-Jan-04	Lease Applied For
F31096	JD 96	076-L-04	2,582.50	26-Jan-93	26-Jan-04	Lease Applied For
F31310	JD 310	076-L-03	632.70	26-Jan-93	26-Jan-04	Lease Applied For
F31311	JD 311	076-L-03	890.90	26-Jan-93	26-Jan-04	Lease Applied For
F31312	JD 312	076-L-03	1,144.00	26-Jan-93	26-Jan-04	Lease Applied For
F31314	JD 314	076-L-03	2,118.10	26-Jan-93	26-Jan-04	Lease Applied For
F31315	JD 315	076-L-03	2,117.60	26-Jan-93	26-Jan-04	Lease Applied For
			16,691.10

F35015	OD 25	076-E-13	2,255.50	18-Jun-93	05-Sep-24	Lease Applied For
F35016	OD 26	076-E-13	2,255.50	18-Jun-93	05-Sep-24	Lease Applied For
F35017	OD 27	076-E-13	2,165.40	18-Jun-93	05-Sep-24	Lease Applied For
F35018	OD 28	076-E-13	375.10	18-Jun-93	05-Sep-24	Lease Applied For
F35019	OD 29	076-E-13	444.20	18-Jun-93	05-Sep-24	Lease Applied For
F35020	OD 30	076-E-13	2,509.60	18-Jun-93	05-Sep-24	Lease Applied For
F35021	OD 31	076-E-13	2,548.70	18-Jun-93	05-Sep-24	Lease Applied For
F35022	OD 32	076-E-13	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35031	OD 41	076-E-13	2,435.90	18-Jun-93	05-Sep-24	Lease Applied For
F35032	OD 42	076-E-13	2,435.90	18-Jun-93	05-Sep-24	Lease Applied For
F35033	OD 43	076-E-13	2,420.80	18-Jun-93	05-Sep-24	Lease Applied For
F35036	OD 46	076-E-13	2,066.00	18-Jun-93	05-Sep-24	Lease Applied For
F35037	OD 47	076-E-13	2,029.90	18-Jun-93	05-Sep-24	Lease Applied For
F35038	OD 48	076-E-13	2,029.90	18-Jun-93	05-Sep-24	Lease Applied For
F35048	OD 58	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35049	OD 59	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35050	OD 60	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35052	OD 62	076-E-14	508.60	18-Jun-93	05-Sep-24	Lease Applied For
F35053	OD 63	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35055	OD 65	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35065	OD 75	076-E-14	2,582.50	18-Jun-93	22-Nov-25	Lease Applied For
			44,558.50

F45947	DJB 17	076-L-03	160.10	06-Jul-94	06-Jul-04	Lease Applied For

CONTWOYTO INUIT OWNED LANDS
					Next
Tag#	Claim	NTS	Acres	Registered	Anniversary	Type of Property

CO-08-00-01		076-E-15	20,968.62	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-02		076-E-15	19,518.16	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-03		076-E-15	12,181.86	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-05		076-E-15	4,971.58	31-Dec-99	31-Dec-08	Mineral Claim
CO-08-00-06		076-E-15	7,610.58	31-Dec-00	31-Dec-08	Mineral Claim
			65,250.80

HOOD RIVER CLAIMS
F64828	Hood 12	76-L-13	2582.5	24-Jun-98	24-Jun-08	Mineral Claim
F64829	Hood 14	76-L-13	2582.5	24-Jun-98	24-Jun-08	Mineral Claim
			5,165.00

F48875	PT 7	76-L-15	263.37	16-Dec-94	16-Dec-03	Mineral Claim

CO 20 - 00 - 03 (a)		76-L-14	3008.90	01-Jan-97	01-Jan-09	IOL - Mineral Claim
CO 20 - 00 - 03 (b)		76-L-15	2164.74	01-Jan-97	01-Jan-09	IOL - Mineral Claim
			5,173.64

ICE CLAIMS
F22432	ICE032	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22433	ICE033	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22464	ICE064	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22534	ICE334	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22535	ICE335	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22537	ICE337	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
ML3464	ICE336	76-E-06	2665.0	14-Feb-96	21-Apr-15	Mining Lease
			18,160.0

DOLLY VARDEN CLAIMS
F23152	DIA 52	76-E-01	2,582.50	28-Apr-04	28-Apr-04	Lease: April 23, 2023

ROCKINGHORSE CLAIMS
F50064	SKY 1	86-I-02	2,582.50	20-Aug-99	20-Aug-09	Mineral Claim

F56889	PUD 4	86-I-14	2,582.50	14-Jun-99	14-Jun-05	Mineral Claim

F65901	KEN 1	86-I-09	2582.5	20-Apr-99	12-Mar-09	Mineral Claim
F66045	KEN 5	86-I-09	2100.35	20-Apr-99	12-Mar-09	Mineral Claim
			4,682.85

F74770	NAP 3	86-I-10	2582.5	11-Jun-02	13-Mar-05	Mineral Claim
F74771	NAP 4	86-I-10	2582.5	11-Jun-02	13-Mar-12	Mineral Claim
F74772	NAP 5	86-I-10	2582.5	11-Jun-02	13-Mar-10	Mineral Claim
F74773	NAP 6	86-I-10	2582.5	11-Jun-02	13-Mar-12	Mineral Claim
F74774	NAP 7	86-I-10	2582.5	11-Jun-02	13-Mar-06	Mineral Claim
F74775	NAP 8	86-I-10	2582.5	11-Jun-02	13-Mar-09	Mineral Claim

F74776	NAP 9	86-I-10	2582.5	11-Jun-02	13-Mar-10	Mineral Claim
F74777	NAP 10	86-I-10	2582.5	11-Jun-02	13-Mar-05	Mineral Claim
F74778	NAP 11	86-I-10	2582.5	11-Jun-02	13-Mar-06	Mineral Claim
F74779	NAP 12	86-I-10	2582.5	11-Jun-02	13-Mar-07	Mineral Claim
F74780	NAP 13	86-I-10	2582.5	11-Jun-02	13-Mar-07	Mineral Claim
F74781	NAP 14	86-I-10	2582.5	11-Jun-02	13-Mar-05	Mineral Claim
F75430	NAP 15	86-I-10	2582.5	11-Jun-02	13-Mar-05	Mineral Claim
F75431	NAP 16	86-I-10	2582.5	11-Jun-02	13-Mar-05	Mineral Claim
F75432	NAP 17	86-I-10	2582.5	11-Jun-02	13-Mar-05	Mineral Claim
F75433	NAP 18	86-I-10	2582.5	11-Jun-02	13-Mar-05	Mineral Claim
F75435	NAP 20	86-I-10	2582.5	11-Jun-02	13-Mar-05	Mineral Claim
F75436	NAP 21	86-I-10	2582.5	11-Jun-02	13-Mar-08	Mineral Claim
F75437	NAP 22	86-I-10	2582.5	11-Jun-02	13-Mar-08	Mineral Claim
F75438	NAP 23	86-I-10	2582.5	11-Jun-02	13-Mar-08	Mineral Claim
F75445	NAP 30	86-I-10	2582.5	11-Jun-02	13-Mar-08	Mineral Claim
F75447	NAP 32	86-I-10	2582.5	11-Jun-02	13-Mar-06	Mineral Claim
F75448	NAP 33	86-I-10	2582.5	11-Jun-02	13-Mar-08	Mineral Claim
F75449	NAP 34	86-I-10	2582.5	11-Jun-02	13-Mar-06	Mineral Claim
			61,980.00

CO44 -00-01		86-I-11	414.0	01-Jan-97	01-Jan-09	IOL - Mineral Claim

F38623	OK 123	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38627	OK 127	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38628	OK 128	86-I-11	2582.5	18-Jun-93	29-Apr-24	KCEI Lease
F38629	OK 129	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38648	OK 148	86-I-11	2169.3	18-Jun-93	05-Sep-24	Applied for Lease
F38649	OK 149	86-I-11	2169.3	18-Jun-93	05-Sep-24	Applied for Lease
F38652	OK 152	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38653	OK 153	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38654	OK 154	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38665	OK 165	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
			24,998.60

		Total	261,883.46

Committee Bay Greenstone Belt Claims

The following is a list of our claims in the Committee Bay Greenstone Belt:

Claim name	Claim No.	NTS Sheet	Recording Date	Anniversary Date

Pick 1	F54799	56K/03	16-Oct-02	16-Oct-12
Pick 2	F54798	56K/03	16-Oct-02	16-Oct-12
Pick 3	F54760	56K/03	16-Oct-02	16-Oct-12
EE 1	F54757	56K/06	16-Oct-02	16-Oct-11*
EE 2	F54756	56K/06	16-Oct-02	16-Oct-11*
EE 3	F54758	56K/06	16-Oct-02	16-Oct-12*
K 1	F60304	56K/11	16-Oct-02	16-Oct-10*
K 2	F60305	56K/11	16-Oct-02	16-Oct-10*
CAY 1	F60252	56K/09	16-Oct-02	16-Oct-12*
CAY 3	F60254	56K/09	16-Oct-02	16-Oct-12*
AA 1	F60249	56J/13	16-Oct-02	16-Oct-10
AA 2	F60250	56J/13	16-Oct-02	16-Oct-10
NN 1	F60307	56K/16	16-Oct-02	16-Oct-12*
NN 2	F60251	56O/04	16-Oct-02	16-Oct-12*
WREN 1	F60231	56J/11	16-Oct-02	16-Oct-12*
WREN 2	F60232	56J/14	16-Oct-02	16-Oct-12*
WREN 3	F60233	56J/14	16-Oct-02	16-Oct-12*
WREN 4	F60234	56J/14	16-Oct-02	16-Oct-12*
WREN 5	F60235	56J/14	16-Oct-02	16-Oct-12*
WEST	F60212	56K/03	16-Oct-02	16-Oct-12
HOST 3	F85351	56K/03	16-Oct-02	16-Oct-12
GB-1	F85352	56K/03	13-Sep-04	13-Sep-12

• as confirmed by the mining recorder

one small additional claim GB-1 will be ours after Bruce Goad transfers the claim.