Form 10-Q
period 2008-09-30
GOLDEN RIVER RESOURCES CORP.
filed 2008-11-14
CIK 814904

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

               For the quarterly period ended: September 30, 2008
                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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


                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)
                                 --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          x  Yes       No
                                         ----      ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

       Large accelerated filer                       Accelerated filer
                                      ----                                  ----
        Non-accelerated filer                    Smaller reporting company   x
                                      ----                                  ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                          Yes    x  No
                                                      ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 26,711,630 outstanding shares of Common Stock as of November 12, 2008. (Does not include 10,000,000 shares of common stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration.)

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                   Yes       No
                                               ----      ----

================================================================================

Table Of Contents



                                                                                                              PAGE NO
                                                                                                              -------

PART I.              FINANCIAL INFORMATION

Item 1               Financial Statements                                                                          2
Item 2               Management's Discussion and Analysis or Plan of Operations                                   14
Item 3               Quantitative and Qualitative Disclosure about Market Risk                                    16
Item 4               Controls and Procedures                                                                      16

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                                            17
Item 1A              Risk Factors                                                                                 17
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                                  17
Item 3               Defaults Upon Senior Securities                                                              17
Item 4               Submission of Matters to a Vote of Security Holders                                          17
Item 5               Other Information                                                                            17
Item 6               Exhibits                                                                                     17


SIGNATURES                                                                                                        18

EXHIBIT INDEX                                                                                                     19

Exh. 31.1                   Certification                                                                         20
Exh. 31.2                   Certification                                                                         22
Exh. 32.1                   Certification                                                                         24
Exh. 32.2                   Certification                                                                         25

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Introduction to Interim Financial Statements.

         The interim financial statements included herein have been prepared by Golden River Resources Corporation ("Golden River Resources" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

         The 2007 financial statements have been restated to reflect certain adjustments resulting from the valuation of the Company's stock option grants (refer to Note 2).

         In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2008, the results of its operations for the three month periods ended September 30, 2008 and September 30, 2007, and the changes in its cash flows for the three month periods ended September 30, 2008 and September 30, 2007, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet



                                                                                   September 30, 2008   June 30, 2008
                                                                                        A$000's            A$000's
                                                                                      (Unaudited)
ASSETS

Current Assets
Cash                                                                                              $25               $8
Receivables                                                                                        14               30
                                                                                   ------------------------------------

Total Current Assets                                                                               39               38
                                                                                   ------------------------------------

Total Assets                                                                                      $39              $38
                                                                                   ====================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses                                                            $827             $711
                                                                                   ------------------------------------

Total Current Liabilities                                                                         827              711
                                                                                   ------------------------------------

Total Liabilities                                                                                 827              711
                                                                                   ------------------------------------

Commitments and Contingencies (Notes 10 and 11)

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
100,000,000 shares authorized,
26,714,130 issued                                                                                  3                 3
Additional Paid-in-Capital                                                                     36,548           36,462
Less Treasury Stock at Cost, 2,500 shares                                                         (20)             (20)
Accumulated Other Comprehensive Loss                                                               (7)              (9)
Retained Deficit during exploration stage                                                     (10,910)         (10,707)
Retained Deficit prior to exploration stage                                                   (26,402)         (26,402)
                                                                                   ------------------------------------

Total Stockholders' Equity (Deficit)                                                             (788)            (673)
                                                                                   ------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                              $39              $38
                                                                                   ====================================



See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
  Three Months Ended September 30, 2008 and 2007 and for the cumulative period
    July 1, 2002 (inception of exploration activities) to September 30, 2008
                                   (Unaudited)


                                                               Three          Three          July 1,
                                                              Months          Months            2002
                                                               Ended           Ended              to
                                                             Sep 30,         Sep 30,         Sep 30,
                                                                2008           2007            2008
                                                             A$000's         A$000's         A$000's
                                                                            restated
Revenues                                                         A$-             A$-             A$-
                                                      -----------------------------------------------

Costs and Expenses:

Stock Based Compensation                                          86             110           2,788
Exploration Expenditure                                           43              75           3,400
Loss on Disposal of Equipment                                      -               -               1
Interest Expense, net                                              -               -             423
Legal, Accounting and Professional                                40              17             740
Administrative                                                    26             138           3,434
                                                      -----------------------------------------------

                                                                 195             340          10,786

                                                      -----------------------------------------------

(Loss) from Operations                                          (195)           (340)        (10,786)
Foreign Currency Exchange Gain (Loss)                             (8)             (6)           (132)
Other Income:
Interest - net, related entity                                     -               -               5
- net, related entity
         - other                                                   -               -               3
                                                      -----------------------------------------------

(Loss) before Income Tax                                        (203)           (346)        (10,910)

Provision for Income Tax                                           -               -               -
                                                      -----------------------------------------------

Net (Loss)                                                      (203)           (346)        (10,910)
                                                      -----------------------------------------------

Basic net (Loss) Per Common Equivalent Shares                 $(0.01)         $(0.01)         $(0.52)
                                                      -----------------------------------------------

Weighted Number of Common
Equivalent Shares Outstanding (000's)                         36,714          36,714          20,786
                                                      -----------------------------------------------



See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
  Three Months Ended September 30, 2008 and 2007 and for the cumulative period
    July 1, 2002 (inception of exploration activities) to September 30, 2008
                                   (Unaudited)

                                                                                                             July 1, 2002
                                                                               2008               2007    to Sep 30, 2008
                                                                            A$000's            A$000's            A$000's
                                                                            -------            -------            -------
                                                                                              restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                                     (203)              (346)           (10,910)

Adjustments to reconcile net (loss) to net cash (used)
in Operating Activities
Foreign Currency Exchange Loss                                                    8                  6                110
Depreciation of Plant and Equipment                                               -                  -                 27
Stock based compensation                                                         86                110              2,788
Accrued interest added to principal                                               -                  -                184
Net Change in:
Receivables                                                                      16                 (8)               (14)
Staking Deposit                                                                   -                  -                 23
Prepayments and Deposits                                                          -                 (5)                 -
Accounts Payable and Accrued Expenses                                           118                (73)               339
Short Term Advance - Affiliates                                                   -                  -                  -
                                                                    ------------------------------------------------------

Net Cash  (Used) in Operating Activities                                         25               (316)            (7,453)
                                                                    ------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Plant and Equipment                                                   -                  -                (27)
                                                                    ------------------------------------------------------

Net Cash (Used) in Investing Activities                                           -                  -                (27)
                                                                    ------------------------------------------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from Affiliates                                                    -                  -              1,031
Sale of Warrants (net)                                                            -                  -              4,311
Proceeds from Loan Payable                                                        -                  -              2,273
                                                                    ------------------------------------------------------

Net Cash Provided by Financing Activities                                         -                  -              7,615
                                                                    ------------------------------------------------------

Effects of Exchange Rate on Cash                                                 (8)               (12)              (111)
                                                                    ------------------------------------------------------

Net Increase (decrease) in Cash                                                  17               (328)                24

Cash at Beginning of Period                                                       8                349                  1
                                                                    ------------------------------------------------------

Cash at End of Period                                                            25                 21                 25
                                                                    ------------------------------------------------------

Supplemental Disclosures
Interest Paid                                                                     -                                   363

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                                            -                  -              6,156
Stock Options recorded as Deferred Compensation                                   -                  -              1,342

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                               September 30, 2008
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to September 30, 2008
                                   (Unaudited)

                                                   Common   Treasury Additional    Retained    Retained Deferred Accumulated
                                                     Stock Stock, at    Paid-in    (Deficit)   (Deficit)  Compen-      Other
                                           Shares               Cost    Capital (during the   (prior to   sation     Compre-  Total
                                           ------               ----    -------  Exploration  Exploration ------     hensive  -----
                                                   Amount                            stage)       stage)               Loss
                                                   ------                            ------       ------               ----

                                            000's  A$000's   A$000's    A$000's      A$000's     A$000's  A$000's    A$000's A$000's

Balance June 30, 2002                       6,347       $1      $(20)   $25,175            -   $(26,402)        -         - $(1,246)
Net loss                                        -        -         -          -        $(681)           -       -         -    (681)
                                        --------------------------------------------------------------------------------------------
Balance June 30, 2003                       6,347       $1      $(20)   $25,175        $(681)  $(26,402)        -         - $(1,927)
Issuance of 1,753,984 shares and
 warrants in lieu of debt repayment         1,754        -         -     $2,273            -           -        -         -  $2,273
Sale of 1,670,000 shares and warrants       1,670        -         -     $2,253            -           -        -         -  $2,253
Issuance of 6,943,057 shares on cashless
 exercise of options                        6,943       $1         -        $(1)           -           -        -         -       -
Net unrealized loss on foreign exchange         -        -         -          -            -           -        -       $(9)    $(9)
Net (loss)                                      -        -         -          -      $(1,723)          -        -         - $(1,723)
                                        --------------------------------------------------------------------------------------------
Balance June 30, 2004                      16,714       $2      $(20)   $29,700      $(2,404)   $(26,402)       -       $(9)   $867
Issuance of 1,400,000 options under 2004
 stock option plan                              -        -         -     $1,720            -           -   $(1,720)       -       -
Amortization of 1,400,000 options under
 2004 stock option plan                         -        -         -          -            -           -   $1,144         -  $1,144
Net unrealized gain on foreign exchange         -        -         -          -            -           -        -        $6      $6
Net/(loss)                                      -        -         -          -      $(3,367)          -        -         - $(3,367)
                                        --------------------------------------------------------------------------------------------
Balance June 30, 2005                      16,714       $2      $(20)   $31,420      $(5,771)   $(26,402)   $(576)      $(3)$(1,350)

        See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                               September 30, 2008
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to September 30, 2008
                              (Unaudited) Continued

                                       Common      Treasury Additional   Retained         Retained    Deferred   Accumulated
                                        Stock     Stock, at   Paid-in    (Deficit)       (Deficit)      Compen-        Other
                               Shares  Amount          Cost   Capital (during the       (prior to        sation      Compre-  Total
                               ------  ------          ----   ------- Exploration     Exploration        ------      hensive  -----
                                                                            stage)          stage)                      Loss
                                                                            ------          ------                      ----

                                000's  A$000's      A$000's   A$000's      A$000's         A$000's      A$000's      A$000's A$000's

To eliminate deferred
 compensation against
 Paid-In Capital                    -          -          -     $(576)            -               -        $576           -       -
Issuance of 10,000,000
 shares and 20,000,000
 options in lieu of debt
 repayment                     10,000         $1          -    $3,882            -               -            -           -  $3,883
Capital gain on shares
 and options issued in
 lieu of debt repayment             -          -          -   $(1,883)           -               -            -           - $(1,883)
Sale of 20,000,000
 normal warrants                    -          -          -      $997            -               -            -           -    $997
Sale of 10,000,000
 special warrants                   -          -          -    $1,069            -               -            -           -  $1,069
Amortization of
 1,400,000 options under
 2004 stock option plan             -          -          -       597            -               -            -           -     597
Net unrealized loss on
 foreign exchange                   -          -          -         -            -               -            -         $(8)    $(8)
Net (loss)                          -          -          -         -      $(1,694)              -            -           - $(1,694)
                        ------------------------------------------------------------------------------------------------------------
Balance June 30, 2006
 (Note 2)                      26,714         $3       $(20)  $35,466      $(7,465)       $(26,402)          $-        $(11) $1,571
Costs associated with
 sale of normal and
 special warrants                   -          -          -       $(5)           -               -            -           -    $(5)
Amortization of
 1,400,000 options under
 2004 stock option plan             -          -          -       $20            -               -            -           -     $20
Amortization of
 4,650,000 options under
 2006 stock option plan             -          -          -      $593            -               -            -           -    $593
Net unrealized loss on
 foreign exchange                   -          -          -         -            -               -            -          $5      $5
Net (loss)                          -          -          -         -      $(2,097)              -            -           - $(2,097)
                        ------------------------------------------------------------------------------------------------------------
Balance June 30, 2007
 (Note 2)                      26,714         $3       $(20)  $36,074      $(9,562)       $(26,402)          $-         $(6)    $87

        See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                               September 30, 2008
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to September 30, 2008
                              (Unaudited) Continued


                                        Common      Treasury  Additional   Retained      Retained Deferred   Accumulated
                                         Stock     Stock, at     Paid-in   (Deficit)    (Deficit)   Compen-         Other
                              Shares    Amount          Cost     Capital (during the   (prior to     sation       Compre-     Total
                                                                         Exploration  Exploration                 hensive
                                                                              stage)       stage)                    Loss
Amortization of 4,650,000
 options under 2006 stock
 option plan                       -         -             -        $388           -            -         -            -       $388
Net unrealized loss on
 foreign exchange                  -         -             -           -           -            -         -          $(3)       $(3)
Net (loss)                         -         -            --           -     $(1,145)           -         -            -   $(1,1455)
                            --------------------------------------------------------------------------------------------------------
Balance June 30, 2008         26,714        $3          $(20)    $36,462    $(10,707)    $(26,402)       $-          $(9)     $(673)
                            --------------------------------------------------------------------------------------------------------
Amortization of 4,650,000
 options under 2006 stock
 option plan                       -         -             -         $86           -            -         -            -        $86
Net unrealized gain on
 foreign exchange                  -         -             -           -           -            -         -           $2         $2
Net (loss)                         -         -            --           -       $(203)           -         -            -      $(203)
                            --------------------------------------------------------------------------------------------------------
Balance September 30, 2008    26,714        $3          $(20)    $36,548    $(10,910)    $(26,402)        $-         $(7)     $(788)
                            --------------------------------------------------------------------------------------------------------

        See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2008

(1) Organisation
    ------------

         Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with Mr JI Gutnick and Mrs S Gutnick. These companies owned 77.48% of Golden River Resources as of September 30, 2008. During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd, a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company's name to Golden River Resources.

(2) Adjustments and Restatement of Financial Statements
    ---------------------------------------------------

         The financial statements for the three months ended September 30, 2007 have been restated to revise the Company's estimated fair value of certain stock option grants.

         In October 2006, the Company granted 4,650,000 options under the Stock Option Plan to the Company's officers, directors and consultants. The Company utilized the services of an external valuer to determine the value of the options using the binomial option pricing model. At the time, the market price used in the binomial option pricing model was US$0.166 which was based on the price that the Company had been able to conclude a private placement and at the time believed this to be the fair value of the shares of common stock. The Company has now determined the market price (US$0.30) of the shares of common stock at the time of the issue of options as quoted on the OTCBB should have been used in the binomial option pricing model. The effect of the adjustment is an increase in Stock-Based Compensation expense in the three months ended September 30, 2007 by approximately A$56,000.

         In October 2004, the Company granted 1,400,000 options under the Stock Option Plan to the Company's officers, directors and consultants. The Company has recorded an adjustment to the estimated fair value of these options based upon a revision to the original volatility rate used in the fair value calculation. The effect of the adjustment is an increase in the opening retained earnings (deficit) at July 1, 2006 and additional paid-in capital by approximately A$1.1 million. Such adjustment had no effect on total stockholders' equity or the Company's cashflows, and has also been reflected in the 2005 and 2006 statement of stockholders' equity included in the accompanying consolidated financial statements.

         The effects of the above adjustments are as follows :

         Consolidated statement of operations for the three months ended September 30, 2007

                                                   As previously       Adjustment to
                                                       filed              restate             Restated
                                                         A$                  A$                  A$

      Stock Based Compensation expense                   54                  56                 110
                                                 -----------------------------------------------------------
      Net (loss)                                       (290)                (56)               (346)
                                                 -----------------------------------------------------------

      Basic net (loss) per Common Equivalent
      Shares                                         $(0.01)             $(0.00)             $(0.01)
                                                 -----------------------------------------------------------

(3)   Affiliate Transactions
      ----------------------

         Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

         Included in payables at September 30, 2008 was A$716,126 due to AXIS. During the three months ended September 30, 2008 and 2007 AXIS advanced Golden River Resources A$77,000 and A$nil respectively, provided services in accordance with the service agreement of A$46,549 and A$136,450 respectively and advanced/reimbursed AXIS A$30,500 and A$192,500 respectively for outstanding amounts, including carried forward outstanding amounts. During the three months ended September 30, 2007 and 2008 AXIS did not charge interest. AXIS is affiliated through common management and ownership.

(4)   Recent Accounting Pronouncements
      --------------------------------

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", which permits companies to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective for the Company's fiscal year which commenced July 1, 2008. The adoption of FAS 159 did not have a material impact on the Company's consolidated financial position, results or operations or cash flows.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into by the Company after July 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company's financial position, results of operations or cash flows.

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

         In March 2008, the FASB issued FSAB Statement No. 161 "Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB statements No. 133 ( "FAS 161") which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect and entity's financial position, financial performance and cash flows. FAS 161 is effective for the Company's fiscal and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

         In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Acceptable Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". Although the Company will continue to evaluate the application of SFAS 162, the Company does not believe the adoption of SFAS 162 will have a material impact on its financial statements.

(5)   Comprehensive Income (Loss)
      ---------------------------

         The Company follows SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires a company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income
(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency gains or (losses) during the three months to September 30, 2008 and 2007 amounted to A$2,000 and A$(6,586) respectively. Accordingly, comprehensive loss for the three months ended September 30, 2008 and 2007 amounted to A$(201,000) and A$(354,000) respectively.

(6)   Going Concern
      -------------

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

         The accumulated deficit of the Company from inception through September 30, 2008 amounted to A$37,311,000 of which A$10,910,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through September 30, 2008.

(7)   Income Taxes
      ------------

         Golden River Resources should have carried forward losses of approximately US$37.1 million as of June 30, 2008 which will expire in the year 2009 through 2028. Golden River Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry forwards, management has provided a full valuation against the related tax benefit.

(8)   Issue of Options under Stock Option Plan
      ----------------------------------------

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

         The Company calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$1,744,800 (US$1,352,820) and such amount was amortized over the vesting period. At September 30, 2008, the options were fully vested.

         Since the issue of the options, 600,000 options have lapsed following the termination of participants to the issue.

         A summary of the options outstanding and exercisable at September 30, 2008 are as follows:

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

         The Company, through an unrelated third party consultant, has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.30, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to A$1,406,287 (US$1,060,200) and is being amortised over the vesting periods. For the three months ended September 30, 2008, the amortization amounted to A$86,487 and no options were forfeited. At September 30, 2008, the remaining value of the unamortized deferred compensation of these 4,050,000 outstanding options amounted to A$157,025.

         Since the issue of the options, 600,000 options have lapsed following the termination of participants to the issue.

         A summary of the options outstanding and exercisable at September 30, 2008 are as follows:

                                     Outstanding              Exercisable
Number of options                      4,050,000                1,350,000
Exercise price                          US$0.308                 US$0.308
Expiration date                 October 19, 2016         October 19, 2016

(9)   Loss per share
      --------------

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

         The following table reconciles the weighted average shares outstanding used for the computation:

                                                                   Three months ended
                                                                       September 30
                                                                    2008         2007
        Weighted average shares                                    000's        000's

        Outstanding  - basic                                      26,714       26,714
                          - Warrants                              10,000       10,000
                                                             -------------------------

        Weighted average shares outstanding                       36,714       36,714
                                                             =========================


         The options to purchase 4,850,000 shares of common stock are not included in the earnings per share computation as such amounts would be anti-dilutive.

(10)  Contingent Liability
      --------------------

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

(11)  Commitments
      -----------

         In June 2008, the Company agreed on terms with Tahera Diamond Corporation to obtain full control of the mining properties that are listed in the Tahera/GRR agreement through the issuance of 3,000,000 shares of common stock and the payment of CDN$86,000. The CDN$86,000 was paid prior to June 30, 2008. The issuance of 3,000,000 shares of common stock has not been brought to account in the financial statements as the final agreements have not yet been executed.

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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

         3 months ended September 30, 2007 A$1.00 = US$.7893 3 months ended September 30, 2008 A$1.00 = US$.9178 3 months ended September 30, 2007 A$1.00 = CDN$.9207 3 months ended September 30, 2008 A$1.00 = CDN$.9390

RESULTS OF OPERATION

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007.

         Costs and expenses decreased from A$339,000 in the three months ended September 30, 2007 to A$195,000 in the three months ended September 30, 2008. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007 does not always present a true comparison.

         The decrease in costs and expenses is a net result of:

     a) An increase in legal, accounting and professional expense from A$17,000 for the three months ended September 30, 2007 to A$40,000 for the three months ended September 30, 2008, primarily as a result of costs associated with the Company's SEC compliance obligations.

     b) a decrease in administrative costs including salaries from A$137,000 in the three months ended September 30, 2007 to A$26,000 in the three months ended September 30, 2008, primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement.

     c) a decrease in the exploration expenditure expense from A$75,000 for the three months ended September 30, 2007 to A$43,000 for the three months ended September 30, 2008. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the quarters ended September 30, 2007 or 2008.

     d) a decrease in stock based compensation from A$110,000 for the three months ended September 30, 2007 to A$86,000 for the three months ended September 30, 2008 as a result of a decrease in the number of options outstanding combined with a number of options being fully expensed prior to the current period. See Note 6 concerning the Company's outstanding stock options.

         As a result of the foregoing, the loss from operations decreased from A$339,000 for the three months ended September 30, 2007 to A$195,000 for the three months ended September 30, 2008.

         The Company recorded a foreign currency exchange loss of A$8,000 for the three months ended September 30, 2008 compared to a foreign currency exchange loss of A$6,000 for the three months ended September 30, 2007.

         The net loss was A$203,000 for the three months ended September 30, 2008 compared to a net loss of A$346,000 for the three months ended September 30, 2007.

Liquidity and Capital Resources

         For the three months ended September 30, 2008, net cash from operating activities was A$25,000 primarily consisting of the net loss of A$203,000; offset by a decrease in receivables of A$16,000, an increase in accounts payable and accrued expenses of A$118,000 and an increase in stock based compensation of A$86,000.

         As of September 30, 2008 the Company had short-term obligations of A$827,000 comprising accounts payable and accrued expenses.

         We have A$25,000 in cash at September 30, 2008.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

         Certain information contained in this Form 10-Q's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act"). In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, movements in the foreign exchange rate and the availability of additional financing for the Company. Additional information which could affect the Company's financial results is included in the Company's Form 10-KSB on file with the Securities and Exchange Commission.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         At September 30, 2008, the Company had no outstanding loan facilities. At September 30, 2008, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have a nil effect on the Company's cash position.

Item 4.       Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

         Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures were effective as of the end of the period covered by this report.

(b) Change in Internal Control over Financial Reporting

         No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c) Other

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

                                    Dated November 14, 2008

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