Form 10-Q
period 2008-12-31
GOLDEN RIVER RESOURCES CORP.
filed 2009-02-13
CIK 814904

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------


| x | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2008
                                       or



|   |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

                                                         | x |  Yes   |   |  No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.


  Large accelerated filer     |   |            Accelerated filer        |   |
   Non-accelerated filer      |   |       Smaller reporting company     | x |


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                         |   |  Yes   | x |  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 126,711,630 outstanding shares of Common Stock as of February 12, 2008. (Does not include 10,000,000 shares of common stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration.)

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                         |   |  Yes   |   |  No

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Table Of Contents


                                                                                                               PAGE NO
                                                                                                               -------

PART I.              FINANCIAL INFORMATION

Item 1               Financial Statements                                                                          2
Item 2               Management's Discussion and Analysis or Plan of Operations                                   14
Item 3               Quantitative and Qualitative Disclosure about Market Risk                                    16
Item 4               Controls and Procedures                                                                      16

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                                            18
Item 1A              Risk Factors                                                                                 18
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                                  18
Item 3               Defaults Upon Senior Securities                                                              18
Item 4               Submission of Matters to a Vote of Security Holders                                          18
Item 5               Other Information                                                                            18
Item 6               Exhibits                                                                                     18


SIGNATURES                                                                                                        19

EXHIBIT INDEX                                                                                                     20

Exh. 31.1                   Certification                                                                         21
Exh. 31.2                   Certification                                                                         23
Exh. 32.1                   Certification                                                                         25
Exh. 32.2                   Certification                                                                         26

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

     In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of December 31, 2008, the results of its operations for the three month and six month periods ended December 31, 2008 and December 31, 2007, and the changes in its cash flows for the six month periods ended December 31, 2008 and December 31, 2007, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

     UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet



                                                                                      December 31,        June 30,
                                                                                         2008               2008
                                                                                        A$000's            A$000's
                                                                                      (Unaudited)
ASSETS

Current Assets
Cash                                                                                             $700               $8
Receivables                                                                                        17               30
                                                                                   ------------------------------------

Total Current Assets                                                                              717               38
                                                                                   ------------------------------------

Total Assets                                                                                     $717              $38
                                                                                   ====================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses                                                            $882             $711
                                                                                   ------------------------------------

Total Current Liabilities                                                                         882              711
                                                                                   ------------------------------------

Total Liabilities                                                                                 882              711
                                                                                   ------------------------------------

Commitments and Contingencies (Notes 10 and 11)

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
200,000,000 shares authorized,
126,714,130 and 26,714,130 issued                                                                  18                3
Additional Paid-in-Capital                                                                     37,334           36,462
Less Treasury Stock at Cost, 2,500 shares                                                         (20)             (20)
Accumulated Other Comprehensive Loss                                                               (8)              (9)
Retained Deficit during exploration stage                                                     (11,087)         (10,707)
Retained Deficit prior to exploration stage                                                   (26,402)         (26,402)
                                                                                   ------------------------------------

Total Stockholders' Equity (Deficit)                                                             (165)            (673)
                                                                                   ------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                             $717              $38
                                                                                   ====================================


See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
 Three and Six Months Ended December 31, 2008 and 2007 and for the cumulative period
    July 1, 2002 (inception of exploration activities) to December 31, 2008
                                   (Unaudited)


                                                                Three           Three
                                                               Months          Months      Six Months     Six Months        July 1,
                                                                Ended           Ended           Ended          Ended           2002
                                                             December        December        December       December             to
                                                             31, 2008        31, 2007        31, 2008       31, 2007       December
                                                              A$000's         A$000's         A$000's        A$000's        30,2008
                                                                                                                            A$000's
                                                                             restated                       restated

Revenues                                                          $-              $-              $-             $-              $-
                                                      ------------------------------------------------------------------------------

Costs and Expenses:

Stock Based Compensation                                          46             107             132            217           2,834
Exploration Expenditure                                           40             (20)             83             55           3,439
Loss on Disposal of Equipment                                      -               -               -              -               1
Interest Expense, net                                              -               -               -              -             423
Legal, Accounting and Professional                                26              14              66             31             766
Administrative                                                    55             135              81            273           3,489
                                                      ------------------------------------------------------------------------------

                                                                 167             236             362            576          10,952

                                                      ------------------------------------------------------------------------------

(Loss) from Operations                                          (167)           (236)           (362)          (576)        (10,952)
Foreign Currency Exchange Gain (Loss)                            (17)              1             (25)            (5)           (150)
Other Income:
Interest - net, related entity                                     -               -               -              -               5
         - other                                                   7               -               7              -              10
                                                      ------------------------------------------------------------------------------

(Loss) before Income Tax                                        (177)           (235)           (380)          (581)        (11,087)

Provision for Income Tax                                           -               -               -              -               -
                                                      ------------------------------------------------------------------------------

Net (Loss)                                                      (177)           (235)           (380)          (581)        (11,087)

                                                      ------------------------------------------------------------------------------

Basic net (Loss) Per Common Equivalent Shares                 $(0.00)         $(0.01)         $(0.01)        $(0.02)         $(0.48)

                                                      ------------------------------------------------------------------------------

Weighted Number of Common                                     61,989          36,714          49,214         36,714          20,987
Equivalent Shares Outstanding (000's)
                                                      ------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
    Six Months Ended December 31, 2008 and 2007 and for the cumulative period
     July 1, 2002 (inception of exploration activities) to December 31, 2008
                                   (Unaudited)
                                                                                                              July 1, 2002
                                                                                2008               2007    to Dec 31, 2008
                                                                             A$000's            A$000's            A$000's
                                                                             -------            -------            -------
                                                                                               restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                                    $(380)             $(581)          $(11,087)

Adjustments to reconcile net (loss) to net cash (used)
in Operating Activities
Foreign Currency Exchange Loss                                                   25                  5                127
Depreciation of Plant and Equipment                                               -                  -                 27
Stock based compensation                                                        132                217              2,834
Accrued interest added to principal                                               -                  -                184
Net Change in:
Receivables                                                                      13                (23)               (17)
Staking Deposit                                                                   -                  -                 23
Prepayments and Deposits                                                          -                 (3)                 -
Accounts Payable and Accrued Expenses                                           171                 56                392
                                                                    ------------------------------------------------------

Net Cash  (Used) in Operating Activities                                        (39)              (329)            (7,517)
                                                                    ------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Plant and Equipment                                                   -                  -                (27)
                                                                    ------------------------------------------------------
Net Cash (Used) in Investing Activities                                           -                  -                (27)
                                                                    ------------------------------------------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from Affiliates                                                    -                  -              1,031
Sale of Shares / Warrants (net)                                                 755                  -              5,066
Proceeds from Loan Payable                                                        -                  -              2,273
                                                                    ------------------------------------------------------

Net Cash Provided by Financing Activities                                       755                  -              8,370
                                                                    ------------------------------------------------------

Effects of Exchange Rate on Cash                                                (24)                (9)              (127)
                                                                    ------------------------------------------------------

Net Increase (decrease) in Cash                                                 692               (338)               699

Cash at Beginning of Period                                                       8                349                  1
                                                                    ------------------------------------------------------

Cash at End of Period                                                          $700                $11               $700
                                                                    ------------------------------------------------------

Supplemental Disclosures
Interest Paid                                                                     -                  -                363

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                                            -                  -              6,156
Stock Options recorded as Deferred Compensation                                   -                  -              1,342




See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                December 31, 2008
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2008
                                   (Unaudited)


                                                                                Retained      Retained           Accumulated
                                                  Common  Treasury Additional    (Deficit)     (Deficit) Deferred      Other
                                                   Stock Stock, at    Paid-in (during the     (prior to   Compen-    Compre-
                                          Shares  Amount      Cost    Capital  Exploration  Exploration    sation    hensive   Total
                                                                                   stage)        stage)                Loss

                                           000's A$000's   A$000's    A$000's      A$000's      A$000's  A$000's     A$000's A$000's
Balance June 30, 2002                      6,347      $1    $(20)    $25,175           -     $(26,402)        -          -  $(1,246)
Net loss                                       -       -       -           -       $(681)           -         -          -     (681)
                                          ------------------------------------------------------------------------------------------
Balance June 30, 2003                      6,347      $1    $(20)    $25,175       $(681)    $(26,402)        -          -  $(1,927)

Issuance of 1,753,984 shares and warrants
in lieu of debt repayment                  1,754       -        -     $2,273           -            -         -          -   $2,273

Sale of 1,670,000 shares and warrants      1,670       -        -     $2,253           -            -         -          -   $2,253

Issuance of 6,943,057 shares on cashless
exercise of options                        6,943      $1        -        $(1)          -            -         -          -        -

Net unrealized loss on foreign exchange        -       -        -          -           -            -         -        $(9)     $(9)

Net (loss)                                     -       -        -          -     $(1,723)            -        -          -  $(1,723)
                                          ------------------------------------------------------------------------------------------
Balance June 30, 2004                     16,714      $2    $(20)    $29,700     $(2,404)    $(26,402)        -        $(9)    $867

Issuance of 1,400,000 options under 2004
stock option plan                              -       -       -      $1,720           -            -   $(1,720)         -        -

Amortization of 1,400,000 options under
2004 stock option plan                         -       -       -           -           -            -    $1,144          -   $1,144

Net unrealized gain on foreign exchange        -       -       -           -           -            -         -         $6       $6

Net/(loss)                                     -       -       -           -     $(3,367)           -         -          -  $(3,367)
                                          ------------------------------------------------------------------------------------------

Balance June 30, 2005 (Note 2)            16,714      $2    $(20)    $31,420     $(5,771)    $(26,402)   $(576)        $(3) $(1,350)



See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                December 31, 2008
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2008
                              (Unaudited) Continued

                                                                                Retained      Retained           Accumulated
                                                  Common Treasury  Additional    (Deficit)    (Deficit) Deferred       Other
                                                   Stock Stock, at    Paid-in (during the    (prior to   Compen-     Compre-
                                          Shares  Amount      Cost    Capital  Exploration  Exploration   sation     hensive   Total
                                                                                   stage)       stage)                 Loss

                                           000's A$000's   A$000's    A$000's      A$000's      A$000's  A$000's     A$000's A$000's
To eliminate deferred compensation
against Paid-In Capital                        -       -        -      $(576)           -            -     $576          -        -

Issuance of 10,000,000 shares and
20,000,000 options in lieu of debt
repayment                                 10,000      $1        -     $3,882            -            -        -          -   $3,883

Capital gain on shares and options issued
in lieu of debt repayment                      -       -        -    $(1,883)           -            -        -          -  $(1,883)

Sale of 20,000,000 normal warrants             -       -        -       $997            -            -        -          -     $997

Sale of 10,000,000 special warrants            -       -        -     $1,069            -            -        -          -   $1,069

Amortization of 1,400,000 options under
2004 stock option plan                         -       -        -        597            -            -        -          -      597

Net unrealized loss on foreign exchange        -       -        -          -            -            -        -        $(8)     $(8)

Net (loss)                                     -       -        -          -      $(1,694)           -        -          -  $(1,694)
                                          ------------------------------------------------------------------------------------------

Balance June 30, 2006 (Note 2)            26,714      $3     $(20)    $35,466     $(7,465)    $(26,402)      $-       $(11)  $1,571

Costs associated with sale of normal and
special warrants                               -       -        -         $(5)          -            -        -          -      $(5)

Amortization of 1,400,000 options under
2004 stock option plan                         -       -        -         $20           -            -        -          -      $20

Amortization of 4,650,000 options under
2006 stock option plan                         -       -        -        $593           -            -        -          -     $593

Net unrealized loss on foreign exchange        -       -        -           -           -            -        -         $5       $5

Net (loss)                                     -       -        -           -     $(2,097)           -        -          -  $(2,097)
                                          ------------------------------------------------------------------------------------------

Balance June 30, 2007 (Note 2)            26,714      $3    $(20)    $36,074      $(9,562)    $(26,402)      $-        $(6)     $87


See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                December 31, 2008
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2008
                              (Unaudited) Continued

                                                                            Retained     Retained             Accumulated
                                            Common  Treasury  Additional    (Deficit)    (Deficit) Deferred         Other
                                             Stock Stock, at    Paid-in  (during the    (prior to   Compen-       Compre-
                                    Shares  Amount      Cost    Capital  Exploration  Exploration    sation       hensive     Total
                                                                               stage)       stage)                   Loss

                                     000's A$000's   A$000's    A$000's       A$000's      A$000's  A$000's       A$000's   A$000's

Amortization of 4,650,000 options
under 2006 stock option plan             -       -        -       $388            -            -        -               -      $388

Net unrealized loss on foreign
exchange                                 -       -        -          -            -            -        -             $(3)      $(3)

Net (loss)                               -       -        -          -      $(1,145)           -        -               -   $(1,145)
                                   -------------------------------------------------------------------------------------------------
Balance June 30, 2008               26,714      $3     $(20)    $36,462    $(10,707)    $(26,402)      $-             $(9)    $(673)
                                   -------------------------------------------------------------------------------------------------

Amortization of 4,650,000 options
under 2006 stock option plan             -       -        -        $132           -            -        -               -      $132

Sale of 100,000,000 shares         100,000     $15        -        $740           -            -        -               -      $755

Net unrealized gain on foreign
exchange                                 -       -        -           -           -            -        -              $1        $1

Net (loss)                               -       -        -           -       $(380)           -        -               -     $(380)
                                   -------------------------------------------------------------------------------------------------
Balance December 31, 2008          126,714     $18     $(20)     $37,334   $(11,087)    $(26,402)      $-             $(8)    $(165)
                                   -------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2008

(1)      Organisation
         ------------

         Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with Mr JI Gutnick and Mrs S Gutnick. These companies owned 95.25% of Golden River Resources as of December 31, 2008. During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd, a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company's name to Golden River Resources.

(2)      Adjustments and Restatement of Financial Statements
         ---------------------------------------------------

         The financial statements for the three and six months ended December 31, 2007 have been restated to revise the Company's estimated fair value of certain stock option grants.

         In October 2006, the Company granted 4,650,000 options under the Stock Option Plan to the Company's officers, directors and consultants. The Company utilized the services of an external valuer to determine the value of the options using the binomial option pricing model. At the time, the market price used in the binomial option pricing model was US$0.166 which was based on the price that the Company had been able to conclude a private placement and at the time believed this to be the fair value of the shares of common stock. The Company has now determined the market price (US$0.30) of the shares of common stock at the time of the issue of options as quoted on the OTCBB should have been used in the binomial option pricing model. The effect of the adjustment is an increase in Stock-Based Compensation expense in the three and six months ended December 31, 2007 by approximately A$54,000 and A$110,000 respectively.

         In October 2004, the Company granted 1,400,000 options under the Stock Option Plan to the Company's officers, directors and consultants. The Company has recorded an adjustment to the estimated fair value of these options based upon a revision to the original volatility rate used in the fair value calculation. The effect of the adjustment is an increase in the opening retained earnings (deficit) at July 1, 2006 and additional paid-in capital by approximately A$1.1 million. Such adjustment had no effect on total stockholders' equity or the Company's cash flows, and has also been reflected in the 2005 and 2006 statement of stockholders' equity included in the accompanying consolidated financial statements.

         The effects of the above adjustments are as follows:


         Statement of  operations  for the three and six months ended December 31, 2007

                        ---------------------------------------------------------------------------------------------
                              Three months end December 31, 2007              Six months end December 31, 2007
                        ---------------------------------------------------------------------------------------------
                             As                                               As
                         previously       Adjustment                     previously       Adjustment
                            filed         to restate       Restated         filed         to restate       Restated
                             A$               A$              A$              A$              A$               A$
                        ---------------------------------------------------------------------------------------------

Stock Based
Compensation expense          53              54              107            107              110            217

Net (loss)                  (181)            (54)            (235)          (471)            (110)          (581)
Basic net (loss) per
Common Equivalent
Shares                    $(0.00)         $(0.00)          $(0.01)        $(0.01)          $(0.00)        $(0.02)
                        ---------------------------------------------------------------------------------------------

(3)      Affiliate Transactions
         ----------------------

         Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

         Included in payables at December 31, 2008 was A$835,146 due to AXIS. During the six months ended December 31, 2008 and 2007 AXIS advanced Golden River Resources A$125,500 and A$25,000 respectively, provided services in accordance with the service agreement of A$77,095 and A$252,725. During the six months ended December 31, 2007 and 2008 AXIS did not charge interest and AXIS reversed A$6,525 of interest charged as at June 30, 2008. AXIS is affiliated through common management and ownership.

         During the six months ended December 31, 2008 Joseph Gutnick advanced Golden River Resources A$1,258 which was included in payables at December 31, 2008.

         Effective December 9, 2008 Golden River Resources issued Fast Knight Nominees Pty Ltd, a company associated with Mr J I Gutnick, 100,000,000 shares of Common Stock at an issue price of US$0.005, raising US$500,000 (A$755,000) additional working capital. The issue price was based on market prices at the time of the transaction. There are no registration commitments associated with this issuance of shares.

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

(5)      Comprehensive Income (Loss)
         ---------------------------

         The Company follows SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires a company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income
(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency gains or (losses) during the six months to December 31, 2008 and 2007 amounted to A$1,000 and A$(6,000) respectively. Accordingly, comprehensive loss for the six months ended December 31, 2008 and 2007 amounted to A$(380,000) and A$(587,000) respectively.

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

         The accumulated deficit of the Company from inception through December 31, 2008 amounted to A$37,489,000 of which A$11,087,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through December 31, 2008.

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

         The Company calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$1,744,800 (US$1,352,820) and such amount was amortized over the vesting period. At December 31, 2008, the options were fully vested.

         Since the issue of the options, 600,000 options have lapsed following the termination of participants to the issue.

         A summary of the options outstanding and exercisable at December 31, 2008 are as follows:

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

         The Company, through an unrelated third party consultant, has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.30, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to A$1,406,287 (US$1,060,200) and is being amortized over the vesting periods. For the three and six months ended December 31, 2008, the amortization amounted to A$45,763 and A$132,250 respectively and no options were forfeited. At December 31, 2008, the remaining value of the unamortized deferred compensation of these 4,050,000 outstanding options amounted to A$111,254.

         Since the issue of the options, 600,000 options have lapsed following the termination of participants to the issue.

         A summary of the options outstanding and exercisable at December 31, 2008 are as follows:

                                         Outstanding              Exercisable

Number of options                          4,050,000                2,700,000

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

         The following table reconciles the weighted average shares outstanding used for the computation:

                                                           Six months ended
                                                              December 31
                                                          2008         2007
Weighted average shares                                  000's        000's

Outstanding  - basic                                    39,214       26,714
             - Warrants                                 10,000       10,000
                                                       ---------------------
Weighted average shares outstanding                     49,214       36,714
                                                       =====================


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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

         6 months ended December 31, 2007 A$1.00 = US$0.8767 6 months ended December 31, 2008 A$1.00 = US$0.6907 6 months ended December 31, 2007 A$1.00 = CDN$0.8610 6 months ended December 31, 2008 A$1.00 = CDN$0.8446

RESULTS OF OPERATION

Three Months Ended December 31, 2008 vs. Three Months Ended December 31, 2007.

         Costs and expenses decreased from A$236,000 in the three months ended December 31, 2007 to A$167,000 in the three months ended December 31, 2008. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months ended December 31, 2008 to the three months ended December 31, 2007 does not always present a true comparison.

         The decrease in costs and expenses is a net result of:

     a) an increase in legal, accounting and professional expense from A$14,000 for the three months ended December 31, 2007 to A$26,000 for the three months ended December 31, 2008, primarily as a result of costs associated with the Company's SEC compliance obligations.

     b) a decrease in administrative costs including salaries from A$135,000 in the three months ended December 31, 2007 to A$55,000 in the three months ended December 31, 2008, primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement.

     c) an increase in the exploration expenditure expense from (A$20,000) for the three months ended December 31, 2007 to A$40,000 for the three months ended December 31, 2008. For the three months ended December 31, 2007, the costs related to consultants providing exploration reviews and advice, and adjustment to cost of rehabilitation as the Company was required to pay the estimated cost of the rehabilitation in advance and the actual cost was less than the estimated cost. No field exploration was undertaken during the quarters ended December 31, 2007 and December 31, 2008. The costs for the quarter ended December 31, 2008 related to consultants providing exploration reviews and advice.

     d) a decrease in stock based compensation from A$107,000 for the three months ended December 31, 2007 to A$46,000 for the three months ended December 31, 2008 as a result of a decrease in the number of options outstanding combined with a number of options being fully expensed prior to the current period. See Note 8 concerning the Company's outstanding stock options.

         As a result of the foregoing, the loss from operations decreased from A$236,000 for the three months ended December 31, 2007 to A$167,000 for the three months ended December 31, 2008.

         The Company recorded a foreign currency exchange loss of A$17,000 for the three months ended December 31, 2008 compared to a foreign currency exchange gain of A$1,000 for the three months ended December 31, 2007.

         Other income increased from A$nil in the three months ended December 31, 2007 to A$7,000 in the three months ended December 31, 2008.

         The net loss was A$178,000 for the three months ended December 31, 2008 compared to a net loss of A$235,000 for the three months ended December 31, 2007.


Six Months Ended December 31, 2008 vs. Six Months Ended December 31, 2007

         Costs and expenses decreased from A$576,000 in the six months ended December 31, 2007 to A$362,000 in the six months ended December 31, 2008. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the six months ended December 31, 2008 to the six months ended December 31, 2007 does not always present a true comparison.

         The increase in expenses is a net result of:

     a) an increase in legal, accounting and professional expense from A$31,000 for the six months ended December 31, 2007 to A$66,000 for the six months ended December 31, 2008. For the six months ended December 31, 2008, there was an increase costs associated with the Company's SEC compliance obligations.

     b) a decrease in administrative costs including salaries from A$273,000 in the six months ended December 31, 2007 to A$81,000 in the six months ended December 31, 2008 primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement.

     c) an increase in the exploration expenditure expense from A$55,000 for the six months ended December 31, 2007 to A$83,000 for the six months ended December 31, 2008 primarily as a result of the costs related to consultants providing exploration reviews and advice. No field exploration was completed during the six months ended December 31, 2007 and 2008.

     d) a decrease in stock based compensation from A$217,000 for the six months ended December 31, 2007 to A$132,000 for the six months ended December 31, 2007 as a number of options being fully expensed prior to the current period. See Note 8 concerning the Company's outstanding stock options.


         As a result of the foregoing, the loss from operations decreased from A$576,000 for the six months ended December 31, 2007 to A$362,000 for the six months ended December 31, 2008.

         Other income increased from A$nil in the six months ended December 31, 2007 to A$7,000 in the six months ended December 31, 2008.

         The Company recorded a foreign currency exchange loss of A$25,000 for the six months ended December 31, 2008, compared to A$5,000 for the six months ended December 31, 2007.

         The net loss was A$381,000 for the six months ended December 31, 2008, compared to a net loss of A$581,000 for the six months ended December 31, 2007.


Liquidity and Capital Resources

         For the six months ended December 31, 2008, net cash used in operating activities was A$39,000 primarily consisting of the net loss of A$380,000; offset by a decrease in receivables of A$13,000, an increase in accounts payable and accrued expenses of A$171,000 and an increase in stock based compensation of A$132,000.

         As of December 31, 2008 the Company had short-term obligations of A$882,000 comprising accounts payable and accrued expenses.

         In December 2008, Golden River Resources received funds for and issued 100,000,000 shares of common stock at an issue price of US$0.005 for a total of US$500,000 (A$755,000). The funds will be used for working capital. The securities that are being issued pursuant to the Private Placement are being issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act) under Section 4(2) of the Act.

         We have A$700,000 in cash at December 31, 2008.

         During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. In relation to the Committee Bay Properties, this was more than the minimum required expenditure and as a result, we do not have a legal obligation to undertake further exploration on those properties during their life. However our properties are prospective for gold and other minerals. We undertook further exploration in August 2006 on the Slave Properties and we spent A$193,000 on such exploration activities in fiscal 2008 and to date A$83,000 in fiscal 2009 for maintenance cost. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

         The Company is in the process of preparing an exploration plan and budget for 2009 and anticipates exploration expenditure of approximately A$500,000.

         The Company is considered to be an exploration stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock, preferred stock or debentures to fund its operations. In the event the Company is unsuccessful in raising such additional capital, it may not be able to continue active operations. Golden River Resources has historically relied on loans and advances from corporations affiliated with the President of Golden River Resources. Based on discussions with these affiliate companies, Golden River Resources believes this source of funding will continue to be available and accordingly has prepared the financial statements on a going concern basis.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         At December 31, 2008, the Company had no outstanding loan facilities. At December 31, 2008, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have an effect of A$598 on the Company's cash position.

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

Not Applicable

Item 1A.      Risk Factors.

Not Applicable

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On December 9, 2008 the Company sold an aggregate of 100,000,000 shares of common stock at a purchase prices of US$0.005 per share for aggregate proceeds of US$500,000. The Private Placement was made to Fast Knight Nominees Pty Ltd, a company associated with Mr Joseph I. Gutnick, President and Chief Executive Officer of Golden River Resources Corporation, and was effected pursuant to the terms of a Subscription Agreement as disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

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

                                    By:
                                           /s/ Peter Lee
                                           -------------------------------------
                                           Peter Lee
                                           Director, Secretary and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                    Dated 13 February, 2009

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