Form 10-Q
period 2009-03-31
GOLDEN RIVER RESOURCES CORP.
filed 2009-05-08
CIK 814904

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2009
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                  |X| Yes |_| No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

* The registrant has not yet been phased into the interactive data  requirements
                                                                  |_| Yes |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.


       Large accelerated filer  |_|               Accelerated filer

       Non-accelerated filer    |_|               Smaller reporting company  |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                  |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 126,711,630 outstanding shares of Common Stock as of May 5, 2009. (Does not include 10,000,000 shares of common stock that are issuable upon exercise of Special Warrants, without the payment of any additional consideration.)

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                  |_| Yes |_| No
================================================================================

Table Of Contents

                                                                         PAGE NO
                                                                         -------
PART I.       FINANCIAL INFORMATION

Item 1        Financial Statements                                             2
Item 2        Management's Discussion and Analysis or Plan of Operations      15
Item 3        Quantitative and Qualitative Disclosure about Market Risk       17
Item 4        Controls and Procedures                                         18

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                               19
Item 1A       Risk Factors                                                    19
Item 2        Unregistered Sales of Equity Securities and Use of Proceeds     19
Item 3        Defaults Upon Senior Securities                                 19
Item 4        Submission of Matters to a Vote of Security Holders             19
Item 5        Other Information                                               19
Item 6        Exhibits                                                        19


SIGNATURES                                                                    20

EXHIBIT INDEX                                                                 21

Exh. 10.1     Subscription agreement for common shares in Acadian Mining
              Corporation.                                                    22
Exh. 31.1     Certification                                                   53
Exh. 31.2     Certification                                                   55
Exh. 32.1     Certification                                                   57
Exh. 32.2     Certification                                                   58

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

     The 2008 financial statements have been restated to reflect certain adjustments resulting from the valuation of the Company's stock option grants (refer to Note 2).

     In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2009, the results of its operations for the three month and nine month periods ended March 31, 2009 and March 31, 2008 and for the period July 1, 2002 through March 31, 2009, and the changes in its cash flows for the nine month periods ended March 31, 2009 and March 31, 2008 and for the period July 1, 2002 through March 31, 2009, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

     UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet

                                                        March 31, 2009     June 30, 2008
                                                            A$000's            A$000's
                                                          (Unaudited)

ASSETS

Current Assets
Cash                                                                  $33               $8
Receivables                                                            16               30
                                                        ----------------------------------

Total Current Assets                                                   49               38
                                                        ----------------------------------

Non-Current Assets
Deposit on acquisition                                              1,171                -
                                                        ----------------------------------

Total Non-Current Assets                                            1,171                -
                                                        ----------------------------------

Total Assets                                                       $1,220              $38
                                                        ==================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses                                $722             $711
Short Term Advance - Affiliate                                        332                -
                                                        ----------------------------------

Total Current Liabilities                                           1,054              711
                                                        ----------------------------------

Non-Current Liabilities
Loan - related party                                                  650                -
                                                        ----------------------------------

Total Non-Current Liabilities                                         650                -
                                                        ----------------------------------

Total Liabilities                                                   1,704              711
                                                        ----------------------------------

Commitments and Contingencies (Notes 10 and 11)

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
200,000,000 shares authorized,
126,714,130 and 26,714,130 issued                                      18                 3
Additional Paid-in-Capital                                         37,368           36,462
Less Treasury Stock at Cost, 2,500 shares                             (20)             (20)
Accumulated Other Comprehensive Loss                                   (7)              (9)
Retained Deficit during exploration stage                         (11,441)         (10,707)
Retained Deficit prior to exploration stage                       (26,402)         (26,402)
                                                        ----------------------------------

Total Stockholders' Equity (Deficit)                                 (484)            (673)
                                                        ----------------------------------


Total Liabilities and Stockholders' Equity (Deficit)               $1,220              $38
                                                        ==================================

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
 Three and Nine Months Ended March 31, 2009 and 2008 and for the cumulative period
      July 1, 2002 (inception of exploration activities) to March 31, 2009
                                   (Unaudited)

                                                                               Three
                                                               Three          Months           Nine     Nine Months         July 1,
                                                              Months           Ended          Months          Ended            2002
                                                               Ended       March 31,           Ended      March 31,              to
                                                           March 31,            2008       March 31,           2008       March 31,
                                                                2009         A$000's            2009        A$000's            2009
                                                             A$000's        restated         A$000's       restated         A$000's

Revenues                                                          $-              $-              $-             $-              $-
                                                      --------------- --------------- --------------- -------------- ---------------

Costs and Expenses:

Stock Based Compensation                                          34              86             166            303           2,868
Exploration Expenditure                                           47              38             130             93           3,486
Loss on Disposal of Equipment                                      -               -               -              -               1
Interest Expense, net                                              1               -               1              -             424
Legal, Accounting and Professional                               204              15             270             46             970
Administrative                                                    38             111             119            385           3,527
                                                      --------------- --------------- --------------- -------------- ---------------

                                                                 324             250             686            827          11,276

                                                      --------------- --------------- --------------- -------------- ---------------

(Loss) from Operations                                          (324)           (250)           (686)          (827)        (11,276)
Foreign Currency Exchange Gain (Loss)                            (31)              -             (56)            (4)           (181)
Other Income:
Interest - net, related entity                                     -               -               -              -               5
         - other                                                   1               -               8              -              11
                                                      --------------- --------------- --------------- -------------- ---------------

(Loss) before Income Tax                                        (354)           (250)           (734)          (831)        (11,441)

Provision for Income Tax                                           -               -               -              -               -
                                                      --------------- --------------- --------------- -------------- ---------------

Net (Loss)                                                      (354)           (250)           (734)          (831)        (11,441)

                                                      --------------- --------------- --------------- -------------- ---------------

Basic net (Loss) Per Common Equivalent Shares                 $(0.00)         $(0.01)         $(0.01)        $(0.02)         $(0.42)

                                                      --------------- --------------- --------------- -------------- ---------------

Weighted Number of Common                                    136,714          36,714          77,955         36,714          27,138
Equivalent Shares Outstanding (000's)
                                                      --------------- --------------- --------------- -------------- ---------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                         Consolidated Statements of Cash
  Flows Nine Months Ended March 31, 2009 and 2008 and for the cumulative period
      July 1, 2002 (inception of exploration activities) to March 31, 2009
                                   (Unaudited)

                                                                                       2008       July 1, 2002
                                                                    2009            A$000's    to Mar 31, 2009
                                                                 A$000's           restated            A$000's
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                          (734)              (831)           (11,441)

Adjustments to reconcile net (loss) to net cash (used)
in Operating Activities
Foreign Currency Exchange Loss                                        31                  4                133
Depreciation of Plant and Equipment                                    -                  -                 27
Stock based compensation                                             166                303              2,868
Accrued interest added to principal                                    -                  -                184
Net Change in:
Receivables                                                           14               (112)               (16)
Staking Deposit                                                        -                  -                 23
Prepayments and Deposits                                               -                  1                  -
Accounts Payable and Accrued Expenses                                 11                300                232
                                                         ---------------- ------------------ ------------------

Net Cash  (Used) in Operating Activities                            (512)              (335)            (7,990)
                                                         ---------------- ------------------ ------------------

CASH FLOW FROM INVESTING ACTIVITIES

Deposit on acquisition                                            (1,171)                 -             (1,171)
Purchase of Plant and Equipment                                        -                 (2)               (27)
                                                         ---------------- ------------------ ------------------

Net Cash (Used) in Investing Activities                           (1,171)                (2)            (1,198)
                                                         ---------------- ------------------ ------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from Affiliates                                         -                  -              1,031
Sale of Shares / Warrants (net)                                      755                  -              5,066
Proceeds from Loan Payable                                           982                  -              3,255
                                                         ---------------- ------------------ ------------------

Net Cash Provided by Financing Activities                          1,737                  -              9,352
                                                         ---------------- ------------------ ------------------

Effects of Exchange Rate on Cash                                     (29)                (3)              (132)
                                                         ---------------- ------------------ ------------------

Net Increase (decrease) in Cash                                       25               (340)                32

Cash at Beginning of Period                                            8                349                  1
                                                         ---------------- ------------------ ------------------

Cash at End of Period                                                 33                  9                 33
                                                         ---------------- ------------------ ------------------

Supplemental Disclosures
Interest Paid                                                          -                  -                363

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                                 -                  -              6,156
Stock Options recorded as Deferred Compensation                        -                  -              1,342

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 March 31, 2009
                          and for the cumulative period
      July 1, 2002 (inception of exploration activities) to March 31, 2009
                                   (Unaudited)

                                                                           Retained
                                                                          (Deficit)    Retained           Accumulated
                                                                            (during   (Deficit)                  Other
                                            Common  Treasury Additional        the   (prior to   Deferred      Compre-
                                             Stock Stock, at    Paid-in Exploration Exploration    Compen-     hensive
                                  Shares    Amount      Cost    Capital      stage)      stage)     sation        Loss        Total
                              -----------------------------------------------------------------------------------------------------
                                   000's   A$000's   A$000's    A$000's     A$000's     A$000's    A$000's     A$000's      A$000's

Balance June 30, 2002              6,347        $1     $(20)   $25,175           -    $(26,402)         -           -      $(1,246)
Net loss                               -         -        -          -       $(681)          -          -           -         (681)
                              -----------------------------------------------------------------------------------------------------
Balance June 30, 2003              6,347        $1     $(20)   $25,175       $(681)   $(26,402)         -           -      $(1,927)
Issuance of 1,753,984 shares
 and warrants in lieu of debt
 repayment                         1,754         -        -     $2,273           -           -          -           -       $2,273
Sale of 1,670,000 shares and
 warrants                          1,670         -        -     $2,253           -           -          -           -       $2,253
Issuance of 6,943,057 shares
 on cashless exercise of
 options                           6,943        $1        -        $(1)          -           -          -           -            -
Net unrealized loss on foreign
 exchange                              -         -        -          -           -           -          -         $(9)         $(9)
Net (loss)                             -         -        -          -     $(1,723)          -          -           -      $(1,723)
                              -----------------------------------------------------------------------------------------------------
Balance June 30, 2004             16,714        $2     $(20)   $29,700     $(2,404)   $(26,402)         -         $(9)        $867
Issuance of 1,400,000 options
 under 2004 stock option plan          -         -        -     $1,720           -           -    $(1,720)          -            -
Amortization of 1,400,000
 options under 2004 stock
 option plan                           -         -        -          -           -           -     $1,144           -       $1,144
Net unrealized gain on foreign
 exchange                              -         -        -          -           -           -          -          $6           $6
Net/(loss)                             -         -        -          -     $(3,367)          -          -           -      $(3,367)
                              -----------------------------------------------------------------------------------------------------
Balance June 30, 2005 (Note 2)    16,714        $2     $(20)   $31,420     $(5,771)   $(26,402)     $(576)        $(3)     $(1,350)

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 March 31, 2009
                          and for the cumulative period
      July 1, 2002 (inception of exploration activities) to March 31, 2009
                              (Unaudited) Continued

                                                                            Retained     Retained            Accumulated
                                                                            (Deficit)   (Deficit)                   Other
                                         Common      Treasury  Additional(during the   (prior to   Deferred       Compre-
                                           Stock    Stock, at     Paid-in Exploration Exploration    Compen-      hensive
                                  Shares  Amount         Cost     Capital      stage)      stage)     sation         Loss      Total
                              ------------------------------------------------------------------------------------------------------
                                   000's A$000's      A$000's     A$000's     A$000's     A$000's    A$000's      A$000's    A$000's

To eliminate deferred
 compensation against Paid-In
 Capital                               -         -         -       $(576)          -           -        $576           -          -
Issuance of 10,000,000 shares
 and 20,000,000 options in
 lieu of debt repayment           10,000        $1         -      $3,882           -           -           -           -     $3,883
Capital gain on shares and
 options issued in lieu of
 debt repayment                        -         -         -     $(1,883)          -           -           -           -    $(1,883)
Sale of 20,000,000 normal
 warrants                              -         -         -        $997           -           -           -           -       $997
Sale of 10,000,000 special
 warrants                              -         -         -      $1,069           -           -           -           -     $1,069
Amortization of 1,400,000
 options under 2004 stock
 option plan                           -         -         -         597           -           -           -           -        597
Net unrealized loss on foreign
 exchange                              -         -         -           -           -           -           -         $(8)       $(8)
Net (loss)                             -         -         -           -     $(1,694)          -           -           -    $(1,694)
                              ------------------------------------------------------------------------------------------------------
Balance June 30, 2006 (Note 2)    26,714        $3      $(20)    $35,466     $(7,465)   $(26,402)         $-        $(11)    $1,571
Costs associated with sale of
 normal and special warrants           -         -         -         $(5)          -           -           -           -        $(5)
Amortization of 1,400,000
 options under 2004 stock
 option plan                           -         -         -         $20           -           -           -           -        $20
Amortization of 4,650,000
 options under 2006 stock
 option plan                           -         -         -        $593           -           -           -           -       $593
Net unrealized loss on foreign
 exchange                              -         -         -           -           -           -           -          $5         $5
Net (loss)                             -         -         -           -     $(2,097)          -           -           -    $(2,097)
                              ------------------------------------------------------------------------------------------------------
Balance June 30, 2007 (Note 2)    26,714        $3      $(20)    $36,074     $(9,562)   $(26,402)         $-         $(6)       $87

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 March 31, 2009
                          and for the cumulative period
      July 1, 2002 (inception of exploration activities) to March 31, 2009
                              (Unaudited) Continued

                                                                              Retained     Retained
                                                                              (Deficit)   (Deficit)        AccumulatedOther
                                           Common     Treasury   Additional(during the   (prior to Deferred         Compre-
                                             Stock   Stock, at      Paid-in Exploration Exploration Compen-         hensive
                                  Shares    Amount        Cost      Capital      stage)      stage)  sation            Loss    Total

                                   000's   A$000's     A$000's      A$000's     A$000's     A$000's A$000's         A$000's  A$000's

Amortization of 4,650,000
 options under 2006 stock
 option plan                           -         -          -          $388          -           -        -              -     $388
Net unrealized loss on foreign
 exchange                              -         -          -             -          -           -        -            $(3)     $(3)
Net (loss)                             -         -         --             -    $(1,145)          -        -              - $(1,1455)
                              ------------------------------------------------------------------------------------------------------
Balance June 30, 2008             26,714        $3       $(20)      $36,462   $(10,707)   $(26,402)      $-            $(9)   $(673)

Amortization of 4,650,000
 options under 2006 stock
 option plan                           -         -          -          $166          -           -        -              -     $166
Sale of 100,000,000 shares       100,000       $15          -          $740          -           -        -              -     $755
Net unrealized gain on foreign
 exchange                              -         -          -             -          -           -        -             $2       $2
Net (loss)                             -         -         --             -      $(734)          -        -              -    $(734)
                              ------------------------------------------------------------------------------------------------------
Balance March 31, 2009           126,714       $18       $(20)      $37,368   $(11,441)   $(26,402)      $-            $(7)   $(484)
                              ------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2009

(1) Organisation
    ------------

     Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with Mr JI Gutnick and Mrs S Gutnick. These companies owned 95.25% of Golden River Resources as of March 31, 2009. During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd, a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company's name to Golden River Resources.


(2) Adjustments and Restatement of Financial Statements
    ---------------------------------------------------

     The financial statements for the three and nine months ended March 31, 2008 have been restated to revise the Company's estimated fair value of certain stock option grants.

     In October 2006, the Company granted 4,650,000 options under the Stock Option Plan to the Company's officers, directors and consultants. The Company utilized the services of an external valuer to determine the value of the options using the binomial option pricing model. At the time, the market price used in the binomial option pricing model was US$0.166 which was based on the price that the Company had been able to conclude a private placement and at the time believed this to be the fair value of the shares of common stock. The Company has now determined the market price (US$0.30) of the shares of common stock at the time of the issue of options as quoted on the OTCBB should have been used in the binomial option pricing model. The effect of the adjustment is an increase in Stock-Based Compensation expense in the three and nine months ended March 31, 2008 by approximately A$43,000 and A$153,000 respectively.

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

     The effects of the above adjustments are as follows:

     Statement of operations for the three and nine months ended March 31, 2008

                        ---------------------------------------------- ----------------------------------------------
                               Three months end March 31, 2008                Nine months end March 31, 2008
                        ---------------------------------------------- ----------------------------------------------
                             As
                         previously     Adjustment to                  As previously    Adjustment to
                            filed          restate         Restated        filed           restate        Restated
                             A$               A$              A$             A$              A$              A$
                        -------------- ----------------- ------------- --------------- ---------------- -------------
Stock Based                  43               43              86            150              153            303
Compensation expense
Net (loss)                  (207)            (43)           (250)          (678)            (153)          (831)
Basic net (loss) per
Common Equivalent
Shares                     $(0.01)         $(0.00)         $(0.01)        $(0.02)          $(0.00)        $(0.02)
                        -------------- ----------------- ------------- --------------- ---------------- -------------

(3) Affiliate Transactions
    ----------------------

     Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

     Included in payables at March 31, 2009 was A$541,312 due to AXIS. During the nine months ended March 31, 2009 and 2008, AXIS provided services in accordance with the service agreement of A$106,195 and A$360,871 respectively. During the nine months ended March 31, 2009 and 2008, AXIS advanced Golden River Resources A$125,500 and A$187,000 respectively which has been recorded as short term advance., During the nine months ended March 31, 2009 and 2008, AXIS did not charge interest and AXIS reversed A$6,525 of interest charged as at June 30, 2008. AXIS is affiliated through common management and ownership. 17. 18. During the nine months ended March 31, 2009, Joseph Gutnick advanced Golden River Resources A$1,258 which was included in payables at March 31, 2009. 19. 20. Effective December 9, 2008, Golden River Resources issued Fast Knight Nominees Pty Ltd, a company associated with Mr J I Gutnick, 100,000,000 shares of Common Stock at an issue price of US$0.005, raising US$500,000 (A$755,000) in additional working capital. The issue price was based on market price at the time of the transaction. There are no registration commitments associated with this issuance of shares.

     On March 16, 2009 Wilzed Pty Ltd, a company associated with Mr J I Gitnick, advanced the Golden River Resources A$650,000 as a long term loan in order to facilitate the transaction with Acadian Mining Corporation (refer note 12). 23.

(4) Recent Accounting Pronouncements
------------------------------------

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis ( at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning July 1, 2009. The adoption of this interpretation is not expected to have a material impact on the Company's future reported consolidated financial position or results of operations.

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

     In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into by the Company after July 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company's consolidated financial position, results of operations or cash flows.

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

     In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Acceptable Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". Although the Company will continue to evaluate the application of SFAS 162, the Company does not believe the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

(5) Comprehensive Income (Loss)
    ---------------------------

     The Company follows SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires a company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency gains or (losses) during the nine months to March 31, 2009 and 2008 amounted to A$2,000 and A$(3,000) respectively. Accordingly, comprehensive loss for the nine months ended March 31, 2009 and 2008 amounted to A$(561,000) and A$(834,000) respectively.

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

     The accumulated deficit of the Company from inception through March 31, 2009 amounted to A$37,672,000 of which A$11,270,000 has been accumulated from July 2002, the date the Company entered the Exploration Stage, through March 31, 2009.

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

     The Company calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to A$1,744,800 (US$1,352,820) and such amount was amortized over the vesting period. At March 31, 2009, the options were fully vested.

     Since the issue of the options, 600,000 options have lapsed following the termination of participants to the issue.


     A summary of the options outstanding and exercisable at March 31, 2009 are as follows:

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

     The Company, through an unrelated third party consultant, has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.30, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to A$1,406,287 (US$1,060,200) and is being amortized over the vesting periods. For the three and nine months ended March 31, 2009, the amortization amounted to A$34,409 and A$166,667 respectively and no options were forfeited. At March 31, 2009, the remaining value of the unamortized deferred compensation of these 4,050,000 outstanding options amounted to A$76,845.

     Since the issue of the options, 600,000 options have lapsed following the termination of participants to the issue.

     A summary of the options outstanding and exercisable at March 31, 2009 are as follows:

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

     The following table reconciles the weighted average shares outstanding used for the computation:

                                                 Nine months ended
                                                      March 31
                                                  2009         2008
Weighted average shares                          000's        000's

Outstanding  - basic                             67,955       26,714
             - Warrants                          10,000       10,000
                                           ------------ ------------

Weighted average shares outstanding              77,955       36,714
                                           ============ ============

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

(12) Events Subsequent to Balance Date
     ---------------------------------

     On March 17, 2009 the Company reached an agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares in Acadian for aggregate gross investment of up to CDN$10 million (A$12 million). The Offering is contemplated to close in several tranches and is subject to satisfactory due diligence by Golden River. If the due diligence is satisfactory and Golden River proceeds, following closing of all tranches, Golden River will hold 68.45% of the outstanding common stock of Acadian. In March 2009, the Company deposited CDN$1,000,000 (A$1,199,616) in trust with the attorney's for Arcadian in order to pay for the initial investment.

     The Company received regulatory approval from the TSX for the issue of 9.9% of shares in Acadian to Golden River as the first tranche and a subscription agreement for common shares in Acadian was executed by the Company and Acadian issued approximately 17 million shares to Golden River pursuant to same. The closing of the first tranche, for an aggregate of CDN$447,457 ($A536,777) occurred on April 3, 2009.

     The second tranche of CDN$552,543 (A$662,839)(21,058,129 shares) is subject only to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange ("TSX") and is expected to occur in May 2009. Upon completion of closing of the first two tranches, Golden River will hold 19.9% of the outstanding common stock of Acadian and will be entitled to nominate one member to the board of directors of Acadian.

     The remaining CDN$9 million (A$10,8 million) of the private placement transaction (300,000,000 shares at C$0.03 per share) will close in one or more tranches upon the receipt of all necessary regulatory approvals, approval of the shareholders of Acadian and the satisfaction of certain other conditions precedent, including completion of due diligence by the Golden River. Acadian will seek approval from its shareholders at its next annual meeting. Notice of the meeting and supporting documents will be mailed to shareholders in the coming weeks. In the event that the conditions precedent to the final tranche are not satisfied by July 1, 2009, then neither party will have any obligation to complete the balance of the private placement.

     Upon completion of the CDN$10.0 million (A$12 million) private placement transaction, the board of directors of Acadian will be comprised of six members
- three nominees of each of Golden River and Acadian.

     The proceeds of the private placement transaction are to be used by Acadian for operational overheads, the advancement of Acadian's gold properties and the discharge of the creditor's of Acadian's wholly-owned subsidiary, ScoZinc Limited, all in accordance with a plan and budget to be approved by Golden River.

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

     The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar and Canadian dollar during the periods indicated:

        9 months ended March 31, 2008 A$1.00 = US$0.9178
        9 months ended March 31, 2009 A$1.00 = US$0.6835
        9 months ended March 31, 2008 A$1.00 = CDN$0.9390
        9 months ended March 31, 2009 A$1.00 = CDN$0.8541

RESULTS OF OPERATION

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008.

     Costs and expenses increased from A$250,000 in the three months ended March 31, 2008 to A$324,000 in the three months ended March 31, 2009. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008 does not always present a true comparison.

     The increase in costs and expenses is a net result of:

     a) an increase in legal, accounting and professional expense from A$15,000 for the three months ended March 31, 2008 to A$204,000 for the three months ended March 31, 2009, primarily as a result of costs associated with the Company's SEC compliance obligations, stock transfer agent costs, audit fees and due diligence costs incurred in relation to the proposed investment in Acadian.

     b) a decrease in administrative costs including salaries from A$111,000 in the three months ended March 31, 2008 to A$38,000 in the three months ended March 31, 2009, primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement.

     c) an increase in the exploration expenditure expense from A$38,000 for the three months ended March 31, 2008 to A$47,000 for the three months ended March 31, 2009. No field exploration was undertaken during the quarters ended March 31, 2008 and March 31, 2009. The costs for the quarters ended March 31, 2008 and March 31, 2009 relate to consultants providing exploration reviews and advice.

     d) a decrease in stock based compensation from A$86,000 for the three months ended March 31, 2008 to A$34,000 for the three months ended March 31, 2009 as a result of a decrease in the number of options outstanding combined with a number of options being fully expensed prior to the current period. See Note 8 concerning the Company's outstanding stock options.

     As a result of the foregoing, the loss from operations increased from A$250,000 for the three months ended March 31, 2008 to A$324,000 for the three months ended March 31, 2009.

     The Company recorded a foreign currency exchange loss of A$31,000 for the three months ended March 31, 2009 compared to a foreign currency exchange gain of A$nil for the three months ended March 31, 2008, primarily as a result of the revaluation of the deposit on acquisition of CDN$1,000,000.

     Other income increased from A$nil in the three months ended March 31, 2008 to A$1,000 in the three months ended March 31, 2009.

     The net loss was A$354,000 for the three months ended March 31, 2009 compared to a net loss of A$250,000 for the three months ended March 31, 2008.

Nine Months Ended March 31, 2009 vs. Nine Months Ended March 31, 2008.

     Costs and expenses decreased from A$827,000 in the nine months ended March 31, 2008 to A$686,000 in the nine months ended March 31, 2009. The Company's financial statements are prepared in Australian dollars (A$). A number of the costs and expenses of the Company are incurred in US$ and CDN$ and the conversion of these costs to A$ means that the comparison of the nine months ended March 31, 2009 to the nine months ended March 31, 2008 does not always present a true comparison.

     The decrease in expenses is a net result of:

     a) an increase in legal, accounting and professional expense from A$46,000 for the nine months ended March 31, 2008 to A$270,000 for the nine months ended March 31, 2009. For the nine months ended March 31, 2009, there was an increase costs associated with the Company's SEC compliance obligations, stock transfer agent expenses and due diligence costs incurred in relation to the proposed investment in Acadian.

     b) a decrease in administrative costs including salaries from A$385,000 in the nine months ended March 31, 2008 to A$119,000 in the nine months ended March 31, 2009 primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement.

     c) an increase in the exploration expenditure expense from A$93,000 for the nine months ended March 31, 2008 to A$130,000 for the nine months ended March 31, 2009 primarily as a result of the costs related to consultants providing exploration reviews and advice. No field exploration was completed during the nine months ended March 31, 2008 and 2009.

     d) a decrease in stock based compensation from A$303,000 for the nine months ended March 31, 2008 to A$166,000 for the nine months ended March 31, 2009 as a result of the decrease in the number of options outstanding combined with the number of options being fully expensed prior to the current period. See Note 8 concerning the Company's outstanding stock options.

     As a result of the foregoing, the loss from operations decreased from A$827,000 for the nine months ended March 31, 2008 to A$686,000 for the nine months ended March 31, 2009.

     Other income increased from A$nil in the nine months ended March 31, 2008 to A$8,000 in the nine months ended March 31, 2009.

     The Company recorded a foreign currency exchange loss of A$56,000 for the nine months ended March 31, 2009, compared to A$4,000 for the nine months ended March 31, 2008 primarily as a result of the revaluation of the deposit on acquisition of CDN$1,000,000.

     The net loss was A$734,000 for the nine months ended March 31, 2009, compared to a net loss of A$831,000 for the nine months ended March 31, 2008.

Liquidity and Capital Resources

     For the nine months ended March 31, 2009, net cash used in operating activities was A$512,000 primarily consisting of the net loss of A$734,000; offset by a decrease in receivables of A$14,000, an increase in accounts payable and accrued expenses of A$11,000, an increase in foreign exchange losses of A$31,000 and an increase in stock based compensation of A$166,000.

     As of March 31, 2009 the Company had short-term obligations of A$1,054,000 comprising $732,000 of accounts payable and accrued expenses and $332,000 of loans payable.

     As of March 31, 2009 the Company had long-term obligations of A$650,000 which was all comprised of loans payable.

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

     On March 17, 2009 the Company reached an agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to C$10 million (A$12 million). The Offering is contemplated to close in several tranches. Following closing of all tranches, Golden River will hold 68.45% of Acadian. In March 2009, the Company deposited CDN$1,000,000 (A$1,199,616) in trust with the attorney's for Acadian in order to pay for the initial investment of up to 19.9%. The CDN$1,000,000 (A$1,199,616) was funded from the Company's existing cash resources and from a short term advance of A$650,000 from Wilzed Pty Ltd, a company associated with Mr. J I
Gutnick. On April 3, 2009 the Company completed the first tranche for approximately 17 million (9.9%) shares in Acadian for A$540,767. In order to complete the remaining tranches in the Arcadian agreement, the Company will need to raise capital through the placement of its common stock, preferred stock or debentures to raise the necessary funding.

     We have A$33,000 in cash at March 31, 2009.

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

     The Company is in the process of preparing an exploration plan and budget for fiscal 2010 and anticipates exploration expenditure of approximately A$500,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At March 31, 2009, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have an effect of A$670 on the Company's cash position.

Item 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance.

     (b) Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

     (c) Other

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.  Other Information.

Not Applicable

Item 6.  Exhibits.

         (a)    Exhibit No.     Description

                10.1 Subscription Agreement for Common Shares in Acadian Mining Corporation

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

                                By:     /s/ Joseph I. Gutnick


                                        Joseph I. Gutnick
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                By:     /s/ Peter Lee


                                        Peter Lee
                                        Director, Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                Dated May 7, 2009

                                  EXHIBIT INDEX

                Exhibit No.     Description
                -----------     -----------
                10.1            Subscription  Agreement  for  Common  Shares
                                in  Acadian  Mining Corporation

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