Form 10-K
period 2009-06-30
GOLDEN RIVER RESOURCES CORP.
filed 2009-09-28
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2009
or

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

Title of each class
Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	X	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

☐ Yes ☐ No
*The registrant has not yet been phased into the interactive data requirements.

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$253,428 as at December 31, 2008.

There were 167,988,340 outstanding shares of Common Stock as of September 24, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

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

On March 17, 2009, Golden River Resources entered into an Agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to complete a private placement of up to 338,111,334 common shares ("Offering") for aggregate gross proceeds to Acadian of up to CDN$10 million. On completion, Golden River Resources will hold a 68.45% interest in Acadian and have board control of Acadian. At June 30, 2009, Golden River holds 19.9% interest in Acadian. As at September 24, 2009, Golden River had a 52% interest in Acadian.  Acadian is focused on exploring and developing a large portfolio of gold properties in Nova Scotia, Canada totalling approximately 69,000 hectares.

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

Currency.

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars.  References to dollars are to Australian dollars (A$) unless otherwise indicated as being Canadian dollars (CDN$) or United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended June 30, 2009 have been translated into United States Dollars (US$) using the rate of exchange at June 30, 2009 of A$1.00=US$0.8048.

In light of its investment in Acadian Mining Corporation reaching 52% during July 2009, the Company is in the process of determining if its functional and reporting currency should change from the Australian dollar to the Canadian dollar. This determination involves considering all economic facts and circumstances affecting the parent and subsidiary. Following closing of all tranches, Golden River will hold 68.45% of Acadian and this will result in increasingly significant levels of transactions conducted in the Canadian dollar. Statement of Financial Accounting Standards (‘‘SFAS’’) No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates.

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

In June 2008 the Company agreed on terms with Tahera Diamond Corporation to obtain full control of properties listed in the 2002 Tahera/GRR agreement through the issuance of 3,000,000 shares of common stock and the payment of CDN$86,000, but final agreements had not been executed as of September 24, 2009. The agreement is subject to the Supreme Court of Canada’s approval.

It is the policy of our Board of Directors that we will not engage in any activities which would subject us to registration and reporting requirements of the Investment Company Act of 1940.

Recent Developments

On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering is contemplated to close in two or more tranches. Following closing of all tranches, Golden River will hold 68.45% of Acadian.

The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Upon completion of closing of the initial tranche, the Company was entitled to nominate one member to the board of directors of Acadian and nominated Mr Menachem Vorchheimer. The Company holds a 19.9% interest in Acadian at June 30, 2009.

The remaining CDN$9 million of the Offering (300,000,000 shares at CDN$0.03 per share) is expected to close in one or more tranches upon the receipt of all necessary regulatory approvals, approval of the shareholders of Acadian and the satisfaction of certain other conditions precedent, including completion of due diligence by the Company. Acadian obtained approval from its shareholders at its annual meeting in June 2009. Throughout July and August 2009, further closings for an aggregate of CDN$4 million have occurred. Accordingly at September 24, 2009, the Company held a 52% interest in Acadian.

Upon completion of the CDN$10.0 million Offering, the board of directors of Acadian will be comprised of six members – three nominees of each of Golden River and Acadian. The proceeds of the Offering are to be used by Acadian for operational overheads, the advancement of Acadian’s gold properties and the discharge of the creditor’s of Acadian’s wholly-owned subsidiary, ScoZinc Limited, all in accordance with a plan and budget to be approved by Golden River.

Upon closing the transaction, Acadian will focus on continuing the development of its five advanced gold projects; Beaver Dam, Fifteen Mile Stream, Forest Hill, Goldenville and Tangier, all of which host Canadian National Instrument 43-101 compliant gold resources. Beaver Dam and Fifteen Mile Stream are being evaluated as potential open pit deposits and Forest Hill, Goldenville and Tangier as underground deposits. Acadian is pursuing a central servicing and processing strategy as an integral part of its development plan with respect to its gold properties. The mill at Acadian’s Scotia Mine (lead-zinc) became idle in late March – early April 2009 due to cessation of mining zinc-lead ore at Scotia Mine resulting from low zinc and lead prices. As such, the Scotia Mill is presently being considered as a potential processing facility for the material sourced from one or more of Acadian’s gold deposits. The Scotia Mill is capable of processing in excess of 3,000 tpd (grinding at 100 mesh), and will require only relatively minor modifications to process gold ore. Proceeding with this plan will be dependent on favourable project economics, various governmental approvals and additional funding.

In early July, 2009, the Company announced that it had closed a transaction to purchase from RAB Special Situations (Master) Fund Limited (“RAB”) the special warrant to purchase 10,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016; and the warrant to purchase 20,000,000 shares of Common Stock in the Company at an exercise price of $0.1542 per share ($0.0364541, per share as adjusted) expiring on April 30, 2011, held by RAB, for an aggregate purchase price of US$500,000. Closing occurred in early July 2009. Following settlement of the purchase, the Company cancelled the Special Warrant to purchase 10,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016, and the Warrant to purchase 20,000,000 shares of Common Stock in the Company at an exercise price of $0.1542 per share ($0.0364541, per share as adjusted) expiring on April 30, 2011.

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

Acadian Mining Corporation

On March 17, 2009, Golden River Resources entered into an Agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to complete a private placement of up to 338,111,334 common shares ("Offering") for aggregate gross proceeds to Acadian of up to CDN$10 million. On completion, Golden River Resources will hold a 68.45% interest in Acadian and have board control of Acadian. At June 30, 2009, Golden River holds 19.9% interest in Acadian. As at September 24, 2009, Golden River had a 52% interest in Acadian.

Acadian - Gold Assets

Acadian is focused on exploring and developing a large portfolio of gold properties in Nova Scotia, Canada totalling approximately 69,000 hectares. Five of these are advanced properties with Canadian National Instrument 43-101 compliant gold mineralized material, two of which are being explored/developed as potential bulk tonnage-open pit deposits.

Acadian’s principal gold activities are focused on exploring and developing its five advanced properties, Beaver Dam, Forest Hill, Goldenville, Tangier and 15 Mile stream, and to a lesser extent on its other gold properties. The advanced properties collectively host delineated mineralized material which meet the relevant requirements to be categorised under Canadian National Instrument 43-101. As the terms for these categories are not recognised by the U.S Securities and Exchange Commision they have not been disclosed in this filing. Information relating to the defined mineralized material can instead be found on Acadian Mining Corporations website at www.acadianmining.ca.

Acadian’s objective is to develop mines on these gold properties and process gold mineralized rock in a central processing facility.  Realization of this objective is subject to, but not limited to, continued exploration success, completing favourable feasibility studies on the properties, and obtaining the necessary funding and governmental permits.

Acadian has numerous other gold properties in Nova Scotia which include several grass roots properties as well as previous, producing mines, including the Oldham and Lake Catcha properties. Various exploration programs were undertaken on several grass roots properties during the past quarter. Programs will continue in 2009, the scope of which will be in part, dependent upon the level of funding available.

Acadian - Lead and Zinc Assets

Acadian’s wholly owned subsidiary, ScoZinc Limited (“ScoZinc”), owns a zinc-lead mine, Scotia Mine, located at Gays River, Nova Scotia where ore was mined by open pit and processed in a mill facility, producing zinc and lead sulphide concentrates for the international base metal markets.

The Scotia Mine mineral property comprises a mining lease covering 1517 acres and 91 contiguous mineral claims totalling 3,637 acres located at Gays River, Nova Scotia, Canada. The project is strategically located with respect to infrastructure and tidewater, and is located 65 kilometres from Halifax, the capital city of Nova Scotia. In addition to the mineral holdings, the Scotia Mine assets include approximately 1,800 acres of land (surface ownership), three discrete zinc-lead deposits, a processing plant capable of treating up to 2,600 tonnes of zinc-lead ore per day, ancillary support buildings and a fully permitted tailings facility.

As a result of losses caused by the rapid and deep decline in world base metal prices in Q4 2008 and the inability to secure additional capital, ScoZinc requested and was granted protection from its creditors under the Companies Creditors Arrangement Act (“CCAA”) on December 22, 2008. ScoZinc ceased production operations on March 24, 2009 and put the Scotia Mine facility on care and maintenance. On May 28, 2009, following the creditor’s endorsement of the proposed Plan of Arrangement, the Supreme Court of Nova Scotia ratified the Plan of Arrangement. ScoZinc completed its Plan of Arrangement pursuant to the provisions of the terms of the Plan of Arrangement on July 9, 2009.

ScoZinc has mineral claims on approximately 49,000 hectares of land where exploration programs are in progress with the objective of identifying additional zinc-lead mineralization to potentially supply the mill at Scotia Mine.

Acadian - Other Assets

Acadian controls mineral claims hosting barite-fluorite deposits at Lake Ainslie, Cape Breton Island as well as a land position in the area.

Acadian also holds a 29.2% interest in Royal Roads Corp. (“Royal Roads”) which in turn holds a 100% interest in Buchans River Ltd. (“Buchans River”). Both of these companies’ control, and are exploring for base metals on large land positions in the Buchans base metal region in Newfoundland, Canada. Royal Roads is publicly traded on the TSX Venture Exchange.

Slave Craton Properties

During 2002, we reached an agreement with the Canadian company, Tahera Diamond Corporation, to explore for gold on Tahera’s extensive properties on the Slave Craton in Nunavut, Canada. At that time, Tahera’s Slave land package included 177 mineral claims and 11 Inuit Owned Land (“IOL”) Concessions covering approximately 471,000 acres. As of September 30, 2008, the holdings have been reduced to 86 mineral claims and 8 Inuit Owned Land (“IOL”) Concessions covering approximately 261,000 acres. Tahera is a diamond mining company conducting diamond exploration in the northern Slave Craton and brought its Jericho diamond pipe into production in 2006. Tahera was placed into CCAA in 2008.

The exploration properties of Tahera that the Company has access to are grouped into two main areas, the High Lake Volcanic Belt and the Contwoyto Lake Area, predominantly underlain by the turbiditic sediments of the Contwoyto Formation. Both of these areas are located within the Slave Craton, of Nunavut.

The exploration properties in the High Lake Volcanic Belt originally consisted of the Hood River mineral claims and Hood River Inuit Owned Land (“IOL”) concessions, all of which were located in the northwest section of the Slave Structural Province. The mineral claims (Hood 3, 4, 12 and 14) totalled 10,330 acres (all of which; have subsequently lapsed). The original Hood River IOL concessions were subsequently consolidated and reduced to the current Hood River CO-20-00-03R IOL concession which currently encompasses an area of 15,453.81 acres (6,254 hectares). The high-grade Hood River gold showings identified to date occur within a 9 by 5 kilometre area in the west-central portion of the High Lake Greenstone Belt. Four main mineralized areas within the IOL have been identified to date; the North Fold Nose, the Penthouse (North and South), the Crown and the Blackridge Prospects.

The exploration properties, in the Contwoyto Lake Area are located on the east side of Contwoyto Lake, within the Contwoyto Formation and consist of the CO-08-00-01, 02, 03 and 05 IOL Concessions. The original CO-08-00-01, 02, 03 and 05 Concession Agreement totalled 65,250 acres but has subsequently been reduced to currently cover 11,061.10 acres (4476 hectares). Mineralization specific to the properties includes a number of significant banded iron formation hosted gold prospects including the R44-R47, R43-R45, the 4-2 Grid Area, and the 5-5 Grid Area Prospects.

The agreement with Tahera, dated March 7, 2002, gives us rights of access to exploration data of Tahera covering gold, silver and base metal potential on properties 100% held by Tahera or properties which are adjacent to or in the area of the Tahera properties. Tahera has an extensive database of data to which we have access, including geophysical surveys, overburden and bedrock mapping, overburden sampling and drilling data. We have agreed to pay them a two percent net smelter return royalty on any production from gold and base metals we discover having used Tahera’s extensive database. If during our exploration for gold, silver or base metals on the 100% Tahera held mineral properties, we discover diamonds, Tahera retains the rights to the diamonds. Under the agreement, if we wish to conduct exploration on the properties, we need to seek access to the properties and enter into an access agreement with Tahera, suitable to Tahera, which sets out the terms of our access. Our access cannot interfere with Tahera’s operations on the properties. Tahera has the sole and unfettered discretion to sell, transfer, assign, encumber, mortgage, pledge, hypothecate, allow to lapse, forfeit, surrender or in any way dispose of its interest in the properties. Should Tahera sell, transfer, assign the properties, we would then need to negotiate access with the new holder of the properties. We undertake exploration at our sole risk. Subject to Tahera’s rights, we have the right to exploit opportunities for gold, silver or base metals on the properties. In return, GRR has granted Tahera a 2% net smelter return royalty on any mineral deposit discoveries that GRR may identify.

The Company entered into access agreements with Tahera for the 2004 and 2006 exploration programs. No field exploration was undertaken during 2007, 2008 or 2009 and therefore we did not enter into access agreements for these years.

On January 16, 2008, Tahera Diamond Corporation obtained an order from the Ontario Superior Court granting it protection pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”)

In June 2008, the Company agreed on terms with Tahera Diamond Corporation to obtain full control of the Tahera CO-08, CO-20 and CO-44 IOL mining properties through the issuance of 3,000,000 shares of common stock and the payment of CDN$86,000, but final agreements have not been executed as at September 24, 2009. The agreement is subject to the Supreme Court of Canada approval.

Each of the properties has minimum annual exploration expenditure commitments required to be met to maintain the rights to the property. The minimum annual commitments can be met either by actual exploration expenditures or by making a cash payment in lieu of exploration expenditure. Expenditures by both Tahera and GRR are counted towards these commitments. In 2004 and 2006, the commitments were met by a mixture of exploration expenditure and cash payments by both Tahera and GRR. For 2007 and 2008, these commitments were met by a cash payment from Golden River Resources offset by application of accrued work commitments previously compiled by Tahera. Expenditure commitments for 2009 will be met through a cash payment in lieu of assessment expenditures.

Exploration work undertaken by GRR is subject to the Mining Land Use Regulations of the Indian and Northern Affairs Canada Mining Act. This Act requires GRR to obtain permits prior to performing significant exploration programs and sets standards that must be met for development and reclamation.

On April 1, 1999, the Nunavut Land Claims Agreement, dated May 28, 1993, between the Inuit of Canada’s eastern arctic region and Her Majesty the Queen in right of Canada, came into force. Under this agreement, the Inuit were granted ownership of approximately 360,000 square kilometres of land in an area referred to as the Nunavut Settlement Area, including ownership of subsurface rights in approximately 37,500 square kilometres of those lands. Third party interests in lands in the Nunavut Settlement Area created on or after April 1, 1999 are granted, in the case of surface rights, by the appropriate regional Inuit association and, in the case of subsurface rights, by Nunavut Tunngavik Incorporated (“NTI”) which will hold subsurface title to Inuit owned lands and will be additionally responsible, in consultation with the appropriate regional Inuit associations, for the administration and management of those subsurface rights. The Tahera Inuit Owned Lands properties CO-20-00-03R, CO-08-00-01, 02, 03 and 05 and CO-44-01 are all administered by the NTI. All non-IOL mineral properties are administered by the Federal Government of Canada.

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

Location

All mineral properties that fall under the Tahera-Golden River Resources agreement are located in the Slave Craton of the central arctic area of Nunavut, Canada. The Slave Craton is a relatively small Archean craton, dominated by greenstone belts and turbidite sequences, underlain by older gneisses and granitoid bodies. The Slave Craton or Slave Structural Province encompasses an elliptical area approximately 500 kilometres wide by 750 kilometres long, located between Great Slave Lake to the south and Coronation Gulf to the north (Figure 1).

Hood River IOL Concession

The Hood River mineral properties and Inuit Owned Land Concessions are in the High Lake Volcanic Belt located in the northwest section of the Slave Structural Province in Nunavut. The land holdings originally included 4 mining properties totalling 10,330 acres; however, all of these have subsequently lapsed. The original Hood River CO-20 IOL concessions have been subsequently consolidated and reduced to the current Hood River CO-20-00-03R IOL Concession which encompasses an area of 6,254 hectares. Only the IOL concession is within the greenstone component of the High Lake Volcanic Belt and therefore of exploration interest to us. The approximate centre of the Inuit Concessions is about 45 kilometres north of the Arctic Circle, and 530 kilometres north-northeast of Yellowknife. The IOL concessions are held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera). There are no known encumbrances on the concessions.

FIGURE 1.	Location of the Project Area within Nunavut and the Slave Structural Province.

FIGURE 2. –
Location of the Original Properties Covered By the Tahera / Golden River Resources Agreement. Note that some claims have been allowed to expire. A complete, current listing of existing claims is presented as Appendix B. In Figure 2 lakes and rivers are shown in blue; the Contwoyto IOL concession blocks are indicated by the green-filled polygons. The Hood IOL concession is indicated as yellow-filled polygons and labelled as the “Hood Group” (modified: January 18, 2007)

Contwoyto IOL Concessions

The original C0-08 Concession Agreement totalled 65,250 acres but was subsequently reduced to 11,061.10 acres (4,476.3 hectares). The approximate centre of the C0-08 Concession is 100 kilometres south of the Arctic Circle, 100 kilometres north-northwest of Lac de Gras, and 380 kilometres north-northeast of Yellowknife. The C0-08 Concession Agreement is held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both of which are wholly owned by Tahera).

Access, Infrastructure, Local Resources

Access to all the areas within the Slave Craton is by aircraft. In summer months, float equipped aircraft may land on local lakes of appropriate size including Contwoyto Lake, Napatulik Lake, Penthouse Lake, and Carat Lake. In addition, airstrips are available for fixed wing aircraft equipped with tundra tires at the Lupin mine site, the ULU Mine Site and Tahera’s Carat Camp (Jericho). Helicopter support is required to mobilize personnel from camp sites to the property areas. A winter road which links Yellowknife to the Lupin Mine Site on Contwoyto Lake has historically been used for economical transportation of supplies during the winter months. This temporary ice road has been extended northward to Tahera’s Carat Camp in past winters; however, it was not re-established during the winter of 2008.

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

The topography of the area consists of low rolling hills with areas of low-lying swampy muskeg. Local relief is subdued, rarely exceeding 150 metres.

The closest community with regularly scheduled air service is Kugluktuk (formerly Coppermine) which is located 145 kilometres northwest of the Tahera Anuri / Rockinghorse (CO-44) Concessions and 200 kilometres northwest of the Hood River (CO-20) Concessions. First Air has daily scheduled flights from Yellowknife to Kugluktuk. The main centre for transportation to the properties is through Yellowknife, 530 kilometres southwest of the Hood River Concessions, and 410 kilometres southwest of the Contwoyto Concessions. Fixed wing and helicopter charter services are available in Yellowknife, as are all supplies (groceries, lumber, fuel, etc.) and expediting services. Additional existing infrastructure to assist servicing the company’s land holdings includes the Tahera Jericho Mine Site and the Lupin and ULU Mine Sites which belong to Oz Minerals (formerly Wolfden/Zinifex); however, all are currently on care and maintenance. There is no infrastructure on the Hood, Contwoyto or Rockinghorse IOL Concessions.

Exploration History

There are currently no known gold, silver or base metal mineral reserves identified on the Hood, Contwoyto or Rockinghorse IOL concessions. All work undertaken in the past has been strictly exploratory in nature.

All previous work reported by companies is quoted from open file government assessment reports. For the Slave Craton land holdings non diamond-related exploration activities are emphasized as these relate to our interest and exploration agreement with Tahera. Specifically, previous exploration work on the Hood River/High Lake and Contwoyto Lake land holdings are detailed as these are deemed to be most prospective for gold mineralization.

Hood River/ High Lake Belt

Exploration around and directly within the Hood River properties began in 1965 and over the years has included sampling, mapping, trenching, and limited drilling, as well as ground and airborne geophysical surveys.

In 1989 the ULU Gold Deposit was discovered. It is located immediately adjacent, and abuts onto, the western border of Company’s Hood River CO-20-00-03R IOL. Previous exploration efforts undertaken within the Hood River CO-20-00-03R IOL have outlined several key areas of anomalous gold mineralization which include the Penthouse North and South Zones, the Blackridge Zone, the Crown Zone and the North Fold Nose Zone.

In 1999 when the Nunavut Land Claims Agreement came into effect the Inuit were granted surface ownership of approximately 360,000 square kilometres of land, of which they have the subsurface rights for approximately 37,500 square kilometres. Nunavut Tunngavik Incorporated (NTI) is the entity through which these subsurface rights are administered. The Hood River Area around the ULU Deposit in which Golden River Resources has an exploration interest (this being the former CROWN, DEN, FIDO and ULU claims) was ultimately incorporated into NTI lands. The sole exception to this inclusion was the original ULU Claim currently being evaluated by Oz Minerals (formerly Wolfden/Zinifex). It was brought to lease and is regulated by the federal government.

In March, 2003, Strongbow Resources Inc. and Nunavut Tunngavik Incorporated announced an agreement whereby Strongbow could explore a large parcel of land which covered all the south half of the High Lake Greenstone Belt and borders Tahera’s IOL concession on the east, south, and west. After a period of evaluation, much of this ground has since been returned to NTI.

Contwoyto Lake Area

Following the discovery of the Lupin Mine on the western shore of Contwoyto Lake in 1960, exploration for additional Lupin-style banded iron formation hosted gold deposits commenced throughout the Contwoyto Formation. This resulted in the discovery of a number of prospects many of which occur on Tahera’s Contwoyto properties.

Significant results that substantiate the potential of the region to host gold mineralization have been reported on several key areas which include the R43-R45, the R44-R47 and the 5-5 prospects.

Diamond exploration began in the area in 1993. Discovery of several kimberlite bodies prompted a helicopter-borne EM and magnetic survey over 110 square kilometres in the Contwoyto Lake area. A part of the Tahera data set, this survey has delineated a number of prospective iron formations.

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

At least five episodes of Proterozoic diabase dike “swarms” (dated between 2400 million years and 600 million years) have been recorded in the Slave Structural Province. These dike sets form local positive relief where they intrude easily eroded lithologies such as the metaturbidites and negative relief in areas where they are juxtaposed with granites and gneisses.

No known gold, silver or base metal mineral reserves are known on our land. All previous programs have been exploratory in nature.

Prospects

The Slave Craton is a well mineralized area with huge potential for discovering mineral deposits. Diamond, gold, copper, lead and zinc deposits have been identified.

Hood River IOL Concession

High grade gold showings have been identified within a 9 by 7 kilometre block in the west-central portion of the High Lake Greenstone Belt within the CO-20-00-03R IOL. To date, four main mineralized areas are known to occur; the North Fold Nose Zone, Penthouse Zones, Crown Zones and Blackridge Zone. The mineral prospects on the property occur in rocks of the same age and nature as mineralization at the adjacent ULU Gold Deposit where gold occurs in brecciated basaltic wall rock clasts which are replaced by acicular arsenopyrite + quartz + potassium feldspar.

There is a spatial relationship between the gold-bearing zones of the ULU Deposit and the axial trace of the ULU Anticline. The North Fold Nose Area within the CO-20-00-03R IOL covers the northern most two kilometres of this important fold axis. Several gold-bearing zones have been previously identified in this area. In one area along the axis of the anticline, a one metre wide quartz vein outcrops for over 40 metres. Grab samples of this vein material contain arsenopyrite, pyrite, pyrrhotite, chalcopyrite, and native copper mineralization. Highly anomalous silver and bismuth geochemical values were also returned from these samples.

Additional mineralized zones were discovered in the central fold of the North Fold Nose. A highly anomalous gold value was produced within the prospect area from narrow quartz-pyrite vein rubble.

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

Contwoyto IOL Concessions

More than 100 iron formation-hosted gold occurrences occur in the Point Lake - Contwoyto Lake meta-sedimentary sequence. The most notable gold-bearing iron formation is on the west side of Contwoyto Lake, in the vicinity of the formerly producing, Lupin Gold Mine. Mineralization on the east side of Contwoyto Lake, specific to the Tahera/Golden River Resources Properties includes a number of significant iron formation hosted gold prospects including the R43-R45, the R44-R47, the 4-2 Grid and the 5-5 Grid Prospects.

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

The R44-R47 Prospect is hosted by an iron formation up to 5 metres wide and traceable on surface for 1.9 kilometres. Again, significant historical gold values have been returned from surface sampling but have yet to be reproduced by initial Company sampling. Significantly more detailed sampling and geologic mapping of this area is also required. No drilling in this area has been reported.

On the 4-2 Prospect, previous explorers have traced a sulphide-rich iron formation, in boulders up to 2 metres in size, on surface for 200 metres. Significant gold assays have been returned; however, no follow-up drilling appears to have been done.

On the Grid 5-5 Prospect, several east-west trending, 300 to 2,700 metres long EM conductors have been outlined. A total of six iron formations have been identified, four of which are coincident with the EM conductors. Sulphide-rich boulders of iron formation located at the southwest section of Grid 5-5 have yielded gold values. The “Fox A” Prospect is also within the 5-5 Grid Area. Here the iron formation is 33 metres wide and 220 metres long and has returned gold values. Drilling undertaken in 1987 on the 5-5 Prospect included 8 holes totalling 942 metres. All eight holes intersected iron formation and returned gold from a section containing pyrite, arsenopyrite and pyrrhotite mineralization. Four short drill holes on the 5-5 Grid in 1988 tested a folded iron formation as outlined by an IP survey. DDH 88-4, drilled 225 metres west of an earlier high grade intercept, intercepted a further significant gold intersection in pyrite-rich, siliceous iron formation. A further high grade surface prospect containing arsenopyrite and quartz-rich iron formation boulders was apparently not drilled. The other drill holes intersected siliceous +/- sulphidic iron formation ranging from 5.7 to 15.0 metres thick.

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

Hood River IOL Concession

Golden River Resources spent CDN$104,446 on exploration on the Hood River IOL Concessions. Four key areas warrant further investigation.

Northern Fold Nose - This zone is located approximately 3 kilometres north of the ULU Deposit and is thought to be part of the major fold structure which hosts the ULU Deposit. Additional mineralized zones were discovered within the Northern Fold Nose Area. Acicular arsenopyrite was noted in narrow shears within silicified basalt just south of the Northern Fold Nose. Chip sampling of the exposed veins during the 2004/2006 field seasons yielded several samples carrying anomalous gold values.

The Penthouse Prospects are underlain by a geologically and structurally complex package of mafic volcanic and metasedimentary rocks. The metasediments are thought to have formed the conduit for mineralizing fluids. Gabbroic sills occur within the mafic volcanics and sediments and form marker horizons outlining the structural complexity of the area.

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

Cursory analysis of airborne geophysical data suggests that the South and North Penthouse Areas may actually one zone that is over 2 kilometres in strike length. Exposure in the central recessive area between the two zones is limited due to a transecting river valley and overburden cover.

Crown Area - The 2004 field work consisted largely of examining and sampling of the trenches in this area. A total of 60, 1.0 metre to 1.5 metre chip samples were taken from these trenches and 32 per cent of these samples returned with anomalous gold values. Due to time constraints and the fact that significant detailed sampling had previously been undertaken during the 2004 program, results of which already indicated this area to be a significant drill target that should be explored further, the Crown Area was not evaluated during the 2006 program.

Blackridge Area - The main mineralization occurs along a gabbro-sediment contact. The previously described linear mineralized contact zone was extended to slightly over a distance of 750 metres.

Anomalous geochemical results were returned from grab samples of siliceous metavolcanics and metasediments with the highest gold values being returned from trenches cut into the gabbro - metavolcanic/metasediment contact zone. The company has obtained a total of 68 samples from this prospect. Elevated gold and copper values were noted. During the 2004 program, a total of 39 samples were taken in the Blackridge Area; 14 of these or 36 percent of the samples taken from this area yielded gold values of >500ppb Au and 13 of these samples or 33 percent of all the samples taken on this prospect during 2004 yielded gold values of >1000ppb Au. During 2006, a total of 29 samples were taken in the Blackridge Area; 12 of these or 41 percent of the samples taken from this area yielded gold values of >500ppb Au and 9 of these samples or 31 percent of all the samples taken on this prospect during 2006 yielded gold values of >1000ppb Au. Generally, the 2004 and 2006 results were an improvement over the reported historical results.

Contwoyto IOL Concessions

We spent CDN$109,057 on exploration on the Contwoyto IOL Concessions. Some key areas that warrant further investigation include:

Grid 5-5 Area - Field work revealed the area to be underlain by a package of amphibole-rich, silicate facies iron formation. This area produced the best gold results in the Contwoyto concessions. Previous geophysical surveys over the area indicated the zone trends west, off shore, into the East Arm of Contwoyto Lake, proximal to the Grid 5-5 Zone. Initial rock chip sampling from this and the contained “Fox A” Area by the company returned significant geochemical results. Significantly more detailed geologic mapping, ground geophysical surveys, trenching and sampling of this area is required before final testing by a diamond drill program.

R43-R45 Prospect - The poorly exposed R43-R45 Prospect is reported to be hosted by a Z-shaped, folded iron formation up to 10 metres wide and traceable intermittently for over 1.3 kilometres. Prior to defining specific drill targets in this area significantly more detailed geologic mapping, geophysical surveying, trenching and sampling of this area is required to first confirm the exact shape and size of the reported “Z” fold.

R44-R47 Prospect - The R44-R47 Prospect is hosted by an iron formation up to 5 metres wide and traceable on surface for 1.9 kilometres. Significantly more detailed geologic mapping, geophysical surveying, trenching and sampling of this area is required to define the exact shape and size of any folding subsequent to defining specific drill targets.

An airborne geophysical survey has outlined a number of strong magnetic anomalies that have no surface expression. These areas require further investigation.

Geophysical Surveys

The company has not undertaken any surface or airborne geophysical surveys over the property. It does however, have access to Tahera’s airborne (helicopter) geophysical magnetic data collected over specific areas of both the Contwoyto and Hood Inuit owned lands generated during Tahera’s search for kimberlite bodies. Specific ground magnetic (Mag), electromagnetic (EM) and induced polarization (IP) surveys are being planned over areas of identified surface mineralization in both the Contwoyto and Hood IOL.

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

To maintain the Contwoyto IOL into 2010 a work commitment or a cash payment in lieu of assessment work estimated in the amount of CDN$145,000.00 per year will be required. To maintain the Hood IOL into 2010 a work commitment or a cash payment in lieu of assessment work estimated to be in the amount of CDN$213,000.00 per year will be required. The 2008 in lieu of assessment payment for both areas remains outstanding (without penalties) as agreed to by both NTI and GRR. This will remain unsettled until the current Tahera restructuring has been completed.

As a result of the a compilation of the historical exploration results previously undertaken in the area and the results of the company’s 2004 field season, several areas quickly emerged as having a strong potential to host gold mineralization, based on geological, mineralogical and structural criteria and as such would require further examination.

In late July 2006, Golden River Resources mobilized equipment and personnel to further prospect, assess and evaluate the Contwoyto Lake and Hood River Areas. The work program was to follow up Golden River Resources’ highly successful 2004 examination with a focus on highlighting key areas on which to develop a future (2010) drilling program.

During the 2006 summer field program, 901 samples were taken throughout the Contwoyto and Hood IOL concessions and several areas were soon targeted as key regions for future work based on current geological modeling, the re-assessment of historical work and sample results from the 2004 program. All 2006 rock samples were sent for preparation and analysis by Acme Analytical Laboratories Ltd. in Vancouver. Samples were analyzed with a 36 element geochemical procedure and gold Fire Assays was subsequently conducted where warranted.

The 2006 field program and sampling was under the direct supervision of Bruce Goad, P. Geo., a Qualified Person under the applicable Canadian disclosure regulations for mineral exploration companies. No exploration programs were undertaken during either 2007 or 2008. A follow-up exploration program is currently being planned for both concession areas, to be undertaken during 2010.

Hood River IOL Concession

The Penthouse Prospect covers a large, structurally controlled, 3 kilometre long zone of sheared and brecciated siliceous basalts and sediments that may be directly analogous to the nearby ULU Deposit. Arsenopyrite mineralization has been identified within a 500 metre wide by 2,700 metre long area proximal to volcanic-sediment contacts.

Significant geochemical/assay results of rock chip sampling within this zone of the Hood River IOL are presented in table format below.

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

The results to date strongly suggest the need for follow up drill investigation. These surface results will be combined with proposed geophysical survey data to form the basis for new drill targets to be explored during 2010.

The North Fold Nose is another area where significant gold mineralization was identified through rock chip sampling. These samples were collected over an area measuring 400 metres by 800 metres. The North Fold Nose zone is located approximately 3 km north of the ULU deposit and appears to be the northern extension of the same major fold structure which hosts the ULU deposit.

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

The mineralization in the Blackridge, Crown, Penthouse and North Fold Nose Areas of the property all require additional mapping and drill testing during a proposed 2010 exploration program.

Contwoyto IOL Concessions

With the use of recent airborne geophysical surveys and new structural data, Golden River Resources has outlined numerous zones of banded iron formations with strike lengths of over several kilometres on the Contwoyto concessions. A total of 381 samples were collected from the six Contwoyto concession subsections. To date the scope of work has been limited to a more regional nature in this area. The majority of the best values (between 600 and 14,000 ppb gold) come from folded and faulted deformation zones within several of the iron formation horizons. The size and nature of at least three areas appear similar to the nearby Lupin Mine. Further detailed work is required over the principle areas of the Contwoyto concession including proposed ground geophysical surveying and geological mapping.

Golden River remains very encouraged by the 2004 and 2006 exploration programs which were successful in finding new locations of strong mineralization. Following these initial field investigation programs, the characteristics and gold-bearing potential of the Hood and Contwoyto IOL’s are better understood. Subsequent to the acquisition of the results of a proposed geophysical program yet to be undertaken within both areas, it can be reasonably expected that additional quality drill targets should be identified.

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

The geology is highly prospective for banded iron formation hosted gold mineralization (as in the 3 million ounce Meadowbank and the 4.6 million ounce Meliadine gold deposits located to the south of the properties, and north the hamlets of Baker Lake and Rankin Inlet, respectively). The Golden River Resources (through Golden Bull Resources, a 100 percent subsidiary of Golden River Resources) Properties protect several auriferous iron formations. In addition to the banded iron formation (“BIF”)-hosted gold targets, this belt has potential for shear-hosted lode gold, Witswaterstrand-style gold, komatiite-hosted stratiform-nickel-copper (Kambalda analogy), and platinum group elements (“PGE’s”) occurring in layered igneous complexes (Laughland Lake Anorthosite Suite).

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

The Committee Bay Greenstone Belt lies within the zone of permafrost. The mean annual temperature of -20 degrees Celsius reflects its Arctic location (the Arctic Circle transects the property area). The climate is typical of the Eastern Arctic with average temperatures in the winter months of -30 degrees Celsius to -35 degrees Celsius, and +10 degrees Celsius to +12 degrees Celsius in the summer. The ground remains snow covered for more than 250 days a year (generally September to June). Rivers break up in June and lakes are generally ice bound until mid July.

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

Following the release of Heywood’s original geology map of the area in 1961, several exploration companies performed work within the Committee Bay Greenstone Belt The nickel-copper potential of ultramafic rocks was the primary target of this first exploration wave. Between 1969 and 1970, explorers mapped, sampled and conducted limited geophysical surveys on areas now covered by the company’s current “AA” and “EE” Properties. This historical program outlined several electromagnetic conductors to be coincident with surface mineralization. The best trenched nickel value occurred on the “EE” Property within a 1.46 kilometre long conductor.

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

The government aeromagnetic survey shows a northeast continuation of the Three Bluffs iron formation for at least three kilometres onto the Golden River (through a 100 percent ownership of its subsidiary Golden Bull Resources) Wrench properties. Government sampling in 2001 on this trend, eastward from the Three Bluffs Deposit, returned gold values from sulphide-bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide banded iron formation within the area currently covered by the boundaries of the company’s Wrench Property.

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

The approximate age of the Committee Bay Greenstone Belt ranges from 2.718 billion years to 2.732 billion year old. Younger plutonic intrusions include the 1830 Million year old Hudson monzo-granites. Laterally continuous, northeast-trending, quartz-feldspar porphyry dikes, 0.5 metre to 10 metre wide, are traceable for hundreds of metres in the Three Bluffs Area. Age dates for these porphyry dikes are not currently available.

Prospects

The Committee Bay Greenstone Belt appears to have the potential to host a number of mineral deposit types including banded iron formation hosted gold, shear-hosted lode gold, komatiite hosted, stratiform, nickel-copper (Kambalda analogy) mineralization, and platinum group elements in layered igneous complexes.

Examples of iron formation-hosted gold mineralization include the company’s Wrench Property where government sampling in 2001 returned gold values from samples of sulphide-bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide banded iron formation. This section of anomalous, gold-bearing iron formation is over 6.5 kilometres long and includes not only the CBR Three Bluff occurrence but also the company’s adjacent Wrench Claim Block.

Other iron formation-hosted gold examples include mineralization on the company’s Pickle Property. The gold values are found in sulphide-rich sections (arsenopyrite and pyrite) of the sheared, oxide + silicate facies banded iron formation. The airborne magnetic expression of the iron formation at this site is 70–100 metres thick and traceable intermittently on surface for 1.35 kilometres.

In addition, anomalous gold values have been identified in sampling of iron formation found on the Company’s NN1 and NN2 Properties.

An example of shear-hosted, gold mineralization in the Committee Bay Greenstone Belt is CBR’s Coyote Prospect where high-grade gold values were returned from an intensely sheared gabbro with quartz veins, pyrite + pyrrhotite + chalcopyrite + visible gold. The hosting structure is a splay off the east-west Walker Lake Shear Zone and is a classic setting for shear-hosted gold mineralization. Through Golden Bull Resources, Golden River Resources holds title to a claim immediately adjacent to either side of the Coyote Claim Prospect. Rock exposure on these two claims is extremely limited.

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

The Laughland Lake Anorthosite Suite (“LLAS”) also has good PGE-hosting potential. Although the company has no claims in the area, rusty zones defined by sulphide gossans of up to 100 metres wide and 500 metres long have been reported. Moderately anomalous platinum, palladium nickel and copper values have been reported from sampling of these zones.

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

Geophysical Surveys

The entire Committee Bay Greenstone Belt Area has been covered by government funded, 400 metre flight-line spacing airborne magnetic surveys to produce map coverage at a scale of 1:100,000. These surveys identity areas where linear magnetic anomalies exist: generally linear magnetic anomalies reflect underlying magnetic banded iron formation. This was undertaken as part of the government TGI initiative. To date the company’s Wrench Property is the only area that has been subjected to ground geophysical surveys.

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

Proposed Work

We did not conduct any exploration activities on our Committee Bay prospects during fiscal 2008 or 2009. A work commitment of $2.00 per acre or an equal amount assessed as an in lieu of assessment fee payment (totalling CDN$20,236.80 per year) will be required on or before October 16, 2010 to keep the KK and AA properties in good standing for a year past their current expiry date of October 16, 2010.

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
iv)	the “S”-folded magnetic anomaly underlying the KK Property will have to be drill tested as there is no outcrop exposed in the area of the anomaly or more specifically, the fold hinges

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

Third party interests in lands in the Nunavut Settlement Area created on or after April 1, 1999 are granted, in the case of surface rights, by the appropriate regional Inuit Association and, in the case of subsurface rights, by Nunavut Tunngavik Incorporated which will hold subsurface title to Inuit owned lands and will be additionally responsible, in consultation with the appropriate regional Inuit Associations, for the administration and management of those subsurface rights.

Government Requirements for Maintenance of Claims

The regulations governing the requirements for the maintenance of claims is dependant upon whether the claims are within a federal jurisdiction of if they are located on ground that is controlled by the NTI under the Nunavut Land Claims Agreement.

Within The Slave Craton

Tahera controlled mineral properties within the Slave Craton fall under the jurisdiction of both the Federal government and the Nunavut Land Claims Agreement. Fees and exploration expenditures associated with the maintenance of Tahera Corporation’s ground covered under the Slave Craton Agreement with Golden River Resources is the responsibility of Tahera Diamond Corporation.

Within The Committee Bay Greenstone Belt

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

Employees

We use temporary employees in our field exploration program. The services of our Chief Executive Officer, Joseph Gutnick and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement dated November 25, 1988 (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”). AXIS also provides us with office facilities, equipment, administration and clerical in Melbourne Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

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

On January 16, 2008, Tahera Diamond Corporation obtained an order from the Ontario Superior Court granting it protection pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”).

In June 2008, the Company agreed on terms with Tahera Diamond Corporation to obtain full control of the mining properties that are listed in the Tahera/GRR agreement through the issuance of 3,000,000 shares of common stock, but final agreements have not been executed, as at September 24, 2009.

Our Acquisition Of A Controlling Interest In Acadian Is Subject To A Number Of Risks That Could Have A Material Adverse Impact On Our Business And Financial Condition And Results Of Operations.

We have entered into an agreement to acquire up to 68% of the outstanding shares of Acadian and as of the date of this report had acquired 52% of Acadian.  Our future success will depend on our ability to integrate Acadian with our existing operations, which will result in significant additional demands on our capital resources, and will place a significant strain on our management, administrative, operational, financial and technical resources.  Our acquisition of Acadian involves numerous risks, including, but not limited to:

•	possible decreases in capital resources or dilution to existing stockholders;

•	difficulties and expenses incurred in connection with an acquisition;

•	the difficulties of operating an acquired business;

•	the diversion of management’s attention from other business concerns; and

•	a limited ability to predict future operating results of Acadian.

In the event that the operations of Acadian do not meet expectations, we may be required to restructure Acadian or write-off the value of some or all of the assets of Acadian.  We cannot assure you that our acquisition of Acadian will be successfully integrated into our operations or will have the intended financial or strategic results.

In addition, acquisitions entail an inherent risk that we could become subject to contingent or other liabilities in connection with the acquisitions, including liabilities arising from events or conduct pre-dating our acquisition and that were not known to us at the time of acquisition.  Although we conducted due diligence in connection with our acquisition of Acadian, this does not mean that we necessarily identified all potential problems or issues in connection with such acquisition, some of which could be significant.

Our failure to successfully to integrate and successfully manage Acadian could have a material adverse effect on our business, financial condition and results of operations.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2009 and for the years ended June 30, 2009 and 2008 and for the period July 1, 2002 (inception of exploration stage) through June 30, 2009 includes an explanatory paragraph questioning our ability to continue as a going concern.  This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of A$38,445,000 which conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time.  As of June 30, 2009, there were 120,700,223 outstanding shares of our common stock held by stockholders which are deemed “restricted securities” as defined by Rule 144 under the Securities Act.  Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144.  In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports.  A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144.  In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

Not applicable

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

The following table sets out the high and low bid information for the common stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2007
First Quarter	0.14	0.12
Second Quarter	0.12	0.12
Third Quarter	0.12	0.10
Fourth Quarter	0.11	0.06

2008
First Quarter	0.10	0.06
Second Quarter	0.40	0.05
Third Quarter	0.09	0.04
Fourth Quarter	0.01	0.00

2009
First Quarter	0.09	0.01
Second Quarter	0.15	0.07

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of September 24, 2009, there were 167,990,840 shares of common stock issued and outstanding. We have 20,000,000 warrants outstanding which expire on April 30, 2011, each of which is exercisable to purchase one share of common stock for a purchase price of A$0.20 (US$0.1542). The warrants contain a cashless exercise provision whereby the holder, at its option, may exercise the warrants by surrender and cancellation of a portion of the shares of our common stock issuable upon the exercise of the warrants based on the then current market price of our common stock. If the holder of the warrants elected to exercise the warrants pursuant to this provision, we would not receive any proceeds from the exercise of the warrants.

For information concerning shares issuable upon exercise of outstanding stock options see Notes 8 and 9 of the Notes to the Consolidated Financial Statements.

To date we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of September 24, 2009, the Company had approximately 96 shareholders of record.

Dividend Policy

It is the present policy of the Board of Directors to retain earnings, when incurred, for use in our business.  We have not declared any cash dividends to the holders of its Common Stock and do not intend to declare such dividends in the foreseeable future.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer and Trust Company.

Item 6	Selected Financial Data

Our selected consolidated financial data presented below for each of the years in the two-year period ended June 30, 2009, and the balance sheet data at June 30, 2009 and 2008 have been derived from consolidated financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended June 30, 2009, and Notes thereto, which are included elsewhere in this Annual Report.

(Consolidated Statement of Operations Data)
(in thousands, except per share data)

	Year ended June 30		2009
			Conv.
	2008	2009	Transl
	A$000s	A$000s	US$000s

Revenues	-	-	-

Costs and expenses	1,140	1,018	819

Loss from operations	(1,140)	(1,018)	(819)

Other income (loss)	(5)	(38)	(31)

Profit (loss) before income taxes and equity in losses of unconsolidated entity	(1,145)	(1,056)	(850)

Provision for income taxes	-	-	-

Profit (loss) before equity in losses of unconsolidated entity	(1,145)	(1,056)	(850)

Equity in losses of unconsolidated entity	-	(280)	(225)

Net (loss)	(1,145)	(1,336)	(1,075)

	A$	A$	$US
Net profit (loss) per share on continuing operations	(0.03)	(0.01)	(0.01)

Weighted average number of shares outstanding (000s)	36,714	92,605	92,605

Balance Sheet Data
	A$000s	A$000s	US$000s
Total assets	38	823	662
Total liabilities	711	1,338	1,076

Stockholders’ equity (deficit)	(673)	(515)	(414)

Item 7.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Year ended
June 30

2008	A$1.00	=	US$0.9615
	CDN$1.00	=	US$0.9900
2009	A$1.00	=	US$0.8048
	CDN$1.00	=	US$0.8655

The exchange rate between the A$ and US$ has moved by 16.3% between June 30, 2008 and 2009.  Accordingly, a direct comparison of costs between fiscal 2009 and 2008 is not necessarily a true comparison.

In light of its investment in Acadian Mining Corporation reaching 52% during July 2009, the Company is in the process of determining if its functional and reporting currency should change from the Australian dollar to the Canadian dollar. This determination has involved considering all economic facts and circumstances affecting the parent and subsidiary. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares in Acadian. The Subscription is contemplated to close in two or more tranches. Following closing of all tranches, Golden River will hold 68.45% of Acadian and this will result in increasingly significant levels of transactions conducted in the Canadian dollar. Statement of Financial Accounting Standards (‘‘SFAS’’) No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates.

Results of Operations

Year ended June 30, 2009 versus Year ended June 30, 2008

Total costs and expenses have decreased from A$1,140,000 for the year ended June 30, 2008 to A$1,018,000 (US$819,000) for the year ended June 30, 2009.  The decrease was a net result of:

i)
A decrease in exploration expenditure written off from A$193,000 in fiscal 2008 to A$175,000 (US$141,000) in fiscal 2009. In fiscal 2009, no field exploration was undertaken. The costs incurred relate to consultants providing exploration advice and maintenance costs of the Slave and Committee Bay Properties. The Committee Bay and Slave Properties are in Nunavut in an isolated area and exploration can only be undertaken between June and August each year due to ground conditions. Exploration is costly as we were required to hire and construct a temporary camp which also had to be transported by charter flight. All supplies and casual employees also needed to be transported to the temporary camp by charter flights and/or helicopter. The properties are located approximately 100 kilometers from the camp and employees are transported by helicopter daily from camp to the exploration site.

ii)
An increase in legal, accounting and professional costs from A$78,000 in fiscal 2008 to A$440,000 (US$354,000) in fiscal 2009. During fiscal 2009, we incurred professional expenses  of A$262,000 (US$210,000) associated with the Company’s SEC compliance obligations and due diligence costs incurred in relation to the investment in Acadian; legal expenses of A$21,000 (US$17,000) for general legal work; audit fees of A$124,000 (US$100,000) for professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual report on Form 10-K; and A$33,000 (US$26,000) from our stock transfer agent for management of the share register. During fiscal 2008, we incurred legal expenses of A$8,000 for general legal work; audit fees of A$50,000 for professional services in relation to financial statements, the quarterly reports on Form 10-Qs and annual report on Form 10-K; and A$20,000 from our stock transfer agent for management of the share register.

iii)
A decrease in administrative costs from A$474,000 in fiscal 2008 to A$201,000 (US$162,000) in fiscal 2009. During fiscal 2009, AXIS charged us A$150,000 (US$121,000) for management and service fees and Director’s fees and salaries incurred on behalf of the Company which relate to fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; A$15,000 (US$12,000) for lodgement of Company filings with the SEC and A$36,000 (US$29,000) for overseas travel. During fiscal 2008, AXIS charged us A$439,000 (US$422,000) for management and service fees; Director’s fees and salaries incurred on behalf of the Company which relate to fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; and we incurred A$10,000 for lodgement of Company filings with the SEC and A$25,000 for printing, stationery and couriers.

iv)
A decrease in stock based compensation from A$388,000 for fiscal 2008 to A$201,000 (US$162,000) for fiscal 2009.  Following shareholder approval on January 27, 2005 the Company issued 1,400,000 options at an exercise price of US$1.00 per option pursuant to the 2004 Stock Option Plan.  Of the total 1,400,000 options issued, 350,000 vested immediately following shareholder approval, 50,000 vested on March 31, 2005, 333,331 vested on July 27, 2005, 333,334 vested on January 27, 2006 and the balance vested on July 27, 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on March 31, 2004 and was considered by the Company’s Directors to be the fair value of the common stock. The options expire on October 15, 2014. The Company accounted for all options issued in 2004 based upon their fair market value using the Black Scholes pricing model.  There were no employee stock options issued by the Company prior to 2004 or in 2005 or 2007. The Company calculated the fair value of the options at US$0.9663 per option using the Black Scholes valuation method.  The total value of the options equates to A$1,744,800 (US$1,352,820) and was amortized over the vesting period. At June 30, 2008 the options were fully vested.

On October 19, 2006, the Directors of the Company issued a further 4,650,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US30.84 cents, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 (“T1”), 1/3 on October 19, 2008 (“T2”) and 1/3 on October 19, 2009 (“T3”). The Company obtained an external valuation of the options from an unrelated third party. The Company has calculated the fair value of the 4,650,000 options at US$0.222 per option for T1, US$0.228 for T2 and US$0.234 for T3 using the binomial option pricing model. The total value of the options equates to A$1,406,287 (US$1,060,200) and is being amortized over the vesting periods. For 2009, the amortisation amounted to A$201,457 (US$162,133) and 600,000 options were forfeited. At June 30, 2009, the remaining value of the unamortized deferred compensation of 4,050,000 outstanding options amounted to A$42,055 (US$31,055).

Accordingly, the loss from operations decreased from A$1,140,000 for the year ended June 30, 2008 to A$1,018,000 (US$819,000) for the year ended June 30, 2009.

Other income increased from A$nil for the year ended June 30, 2008 to A$8,000 for the year ended June 30, 2009 being interest received.

Foreign currency exchange loss increased from A$5,000 for the year ended June 30, 2008 to A$46,000 for the year ended June 30, 2009, primarily as a result of transactions relating to the acquisition of an investment in Acadian Mining Corporation.

Effective May 31, 2009, the Company acquired a 19.9% interest in Acadian and has accounted for that investment as an Investment in Non-Consolidated Entity, as the Company has significant influence (but not control) over Acadian. For the month of June 2009, the Company has brought to account its share of the losses in Acadian of A$280,000 (US$225,000) as equity in losses of unconsolidated entity.

The net loss amounted to A$1,336,000 (US$1,075,000) for the year ended June 30, 2009 compared to a net loss of A$1,145,000 for the year ended June 30, 2008. The net loss per common equivalent share in 2009 was A$0.01 (US$0.01) compared with a net loss with a common equivalent share price of A$0.03 in the prior year.

Liquidity and Capital Resources

For the fiscal year 2009, net cash used in operating activities was A$778,000 (US$626,000) primarily consisting of amounts spent on exploration of A$175,000 (US$141,000), and administration A$201,000 (US$162,000); net cash used in investing activities of A$1,171,000 (US$942,000) being the cost of the 19.9% investment in Acadian; and net cash provided by financing activities of A$1,961,000 (US$1,578,000) being funds from the sale of common stock of A$755,000 (US$607,000) and a loan to the Company of A$1,206,000 (US$971,000).

Effective as of June 9, 2006, Golden River Resources,  entered into a  Subscription Agreement with  RAB Special Situations Fund (Master) Limited (“RAB”) pursuant  to  which  the  Company  issued  to  RAB in a private placement transaction (the ”Private Placement”) for an aggregate purchase price of A$2,000,000 (US$1,542,000): (i)10,000,000 special warrants (the “Special Warrants”), each of which is exercisable at any time to acquire, without additional consideration, one (1) share (the “Special Warrant Shares”) of Common Stock, US$0.001 par value (“Common Stock"), of the Company, and (ii) warrants (the “Warrants”) for the purchase of 20,000,000 shares of Common Stock, US$0.001 par value (the “Warrant Shares”), at an exercise price of  A$0.20 (US$0.1542)  to be exercisable until April 30, 2011. In early July 2009. the Company announced that it had closed a transaction to purchase from RAB Special Situations (Master) Fund Limited (“RAB”) the special warrant to purchase 10,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016; and the warrant to purchase 20,000,000 shares of Common Stock in the Company at an exercise price of $0.1542 per share ($0.0364541, per share as adjusted) expiring on April 30, 2011, held by RAB, for an aggregate purchase price of US$500,000. Closing occurred in early July 2009. Following settlement of the purchase, the Company cancelled the Special Warrant to purchase 10,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016, and the Warrant to purchase 20,000,000 shares of Common Stock in the Company at an exercise price of $0.1542 per share ($0.0364541, per share as adjusted) expiring on April 30, 2011.

As of June 30, 2009 we had short-term obligations of A$1,338,000 (US$1,076,000) consisting mainly of accounts payable and accrued expenses and short-term advances.

We have A$20,000 (US$16,000) in cash at June 30, 2009.

Effective December 9, 2008, the Company completed a private placement offering in which the Company sold an aggregate of 100,000,000 shares of common stock at a purchase prices of US$0.005 per share for aggregate proceeds of US$500,000 (A$755,000). The Private Placement was made to Fast Knight Nominees Pty Ltd, a company associated with Mr Joseph I. Gutnick, President and Chief Executive Officer of Golden River Resources Corporation, and was effected pursuant to the terms of a Subscription Agreement.

On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares in Acadian for aggregate gross investment of up to CDN$10 million (A$11.6 million). The Subscription is contemplated to close in two or more tranches. Following closing of all tranches, Golden River will hold 68.45% of Acadian. The closing of the first tranche, for an aggregate of CDN$1.0 million (A$1.2 million) (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Upon completion of closing of the initial tranche, the Company was entitled to nominate one member to the board of directors of Acadian and nominated Mr Menachem Vorchheimer. The remaining CDN$9 million (A$10.4 million) of the Offering (300,000,000 shares at CDN$0.03 [A$0.04] per share) will close in one or more tranches upon the receipt of all necessary regulatory approvals, approval of the shareholders of Acadian and the satisfaction of certain other conditions precedent, including completion of due diligence by the Company. Acadian obtained approval from its shareholders at its annual meeting in June 2009. Throughout July, August and September, 2009, further closings for an aggregate of CDN$5 million (A$5.5 million) have occurred.

Upon completion of the CDN$10.0 million Offering, the board of directors of Acadian will be comprised of six members – three nominees of each of Golden River and Acadian. The proceeds of the Offering are to be used by Acadian for operational overheads, the advancement of Acadian’s gold properties and the discharge of the creditor’s of Acadian’s wholly-owned subsidiary, ScoZinc Limited, all in accordance with a plan and budget to be approved by Golden River.

Upon closing the transaction, Acadian will focus on continuing the development of its five advanced gold projects; Beaver Dam, Fifteen Mile Stream, Forest Hill, Goldenville and Tangier, all of which host Canadian National Instrument 43-101 compliant gold mineralised deposits. Beaver Dam and Fifteen Mile Stream are being evaluated as potential open pit deposits and Forest Hill, Goldenville and Tangier as underground deposits. Acadian is pursuing a central servicing and processing strategy as an integral part of its development plan with respect to its gold properties. The mill at Acadian’s Scotia Mine (lead-zinc) is expected to become idle in late March – early April 2009 due to cessation of mining zinc-lead ore at Scotia Mine resulting from low zinc and lead prices. As such, the Scotia Mill is presently being considered as a potential processing facility for the material sourced from one or more of Acadian’s gold deposits. The Scotia Mill is capable of processing in excess of 3,000 tpd (grinding at 100 mesh), and will require only relatively minor modifications to process gold ore. Proceeding with this plan will be dependent on favourable project economics, various governmental approvals and additional funding.

Since June 30, 2009, the Company has raised in a private placement transaction with Northern Capital Resources Corp (“NCRC”), A$5,029,320 (US$4,127,671) through the sale of 41,276,710 shares of common stock at an issue price of US$0.10 per share. The proceeds have been utilized to fund the closing of several further tranches of the acquisition of shares in Acadian, repay the A$650,000 short term advance from Wilzed Pty Ltd, settle the repurchase of the A$500,000 warrants from RAB and for working capital purposes. Furthermore, NCRC has entered into a subscription agreement for a further 43,723,290 shares of common stock in the Company, to be subscribed for progressively up to March 2010, which will raise US$4,372,329. These funds will be used to fund the remaining tranches of our investment in Acadian and for working capital purposes.

During fiscal 2004 and 2005, we undertook a field exploration program on our Committee Bay and Slave Properties. In relation to the Committee Bay Properties, this was more than the minimum required expenditure and as a result, we do not have a legal obligation to undertake further exploration on those properties during their life.  However our properties are prospective for gold and other minerals.  We undertook further exploration in August 2006 on the Slave Properties and a summary of the results is set out in Item 1. We have a commitment to settle the final tranches of our investment in Acadian by early 2010 amounting to CDN$5 million. At this stage, we have not prepared a budget for exploration. Our budget for general and administration for fiscal 2010 is A$0.9 million. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs.  There can be no assurance that such a capital raising will be successful, or that even if an offer of financing is received by the Company, it is on terms acceptable to the Company.

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

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through its loan facilities. The Company utilizes these borrowings to meet its working capital needs.

At June 30, 2009, the Company had outstanding borrowings of A$650,000. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be approximately A$6,500 annually.

Item 8.                    Financial Statements

See F Pages

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended June 30, 2009.

Item 9A(T)             Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure control and procedures were effective as of the end of the period covered by this report.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Name	Age	Position(s) Held

Joseph Gutnick	57	Chairman of the Board, President, Chief Executive Officer and Director

David Tyrwhitt	71	Director

Peter Lee	52	Director, Secretary, Chief Financial Officer and Principal Accounting Officer

Mordechai Gutnick	31	Director

Joseph Gutnick

Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since March 1988. He has been a Director of numerous public listed companies specialising in the mining sector since 1980 and is currently President and CEO of Legend International Holdings, Inc., ProIndia International, Inc. and Liquid Financial Engines, Inc., US corporations listed on the OTC market, President and CEO of Northern Capital Resources Corp and Yahalom International Resources Corp, US corporations and Executive Chairman and Managing Director of North Australian Diamonds Limited, Top End Uranium Ltd and Quantum Resources Limited. Mr. Gutnick was previously a Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in November 1996. He is a geologist, holding a Bachelor of Science and PhD degrees and has 50 years experience in mineral exploration and management development and operation of gold mines in Australia. Since 1996, Mr. Tyrwhitt has served as a consulting geologist through David S. Tyrwhitt & Associates (June 2002 to present) and Auminex Sdn. Bhd. (1996 to June 2002). Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources N.L and Quantum Resources Limited listed on the Australian Stock Exchange, Legend International Holdings, Inc., a US corporation listed on the OTC market and Northern Capital Resources Corp.

Peter Lee

Mr Lee has been Chief Financial Officer and Principal Accounting Officer since August 1989 and was appointed a Director in February 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently Chief Financial Officer and Company Secretary of several listed public companies in Australia and CFO and Secretary of Legend International Holdings, Inc., ProIndia International, Inc. and Liquid Financial Engines, Inc., US corporations listed on the OTC market and Northern Capital Resources Corp and Yahalom International Resources Corp, US corporations.

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

All Directors have been appointed for a one-year term which expires in November 2009.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of four members, of whom two have been, and continue to be, independent under applicable regulations. During fiscal 2009, our Board of Directors met once. The Board of Directors also uses resolutions in writing to deal with certain matters, and during fiscal 2009, seven resolutions in writing were signed by all Directors.

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

Audit Committee

Dr David Tyrwhitt and Mr. Mordechai Gutnick constitute our Audit Committee. It is the opinion of the Board of Directors that each of them is an independent director as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Mr Tyrwhitt would meet the director independence requirements of the Nasdaq Stock Market if we were listed on such Market, but that Mr. Mordechai Gutnick would not meet such Nasdaq independence requirements in light of his family relationship with Mr. Joseph Gutnick who is our Chief Executive Officer. Our Audit Committee does not include a "financial expert" as defined in Item 401 (e) of Regulation S-K. The Company only has two independent Directors and neither of these independent Directors has a finance background. The Chair of the Audit Committee met with the external auditors on four occasions during fiscal 2009 in respect to annual and quarterly reports prior to the reports being filed.

Remuneration Committee

The Board has a Remuneration Committee comprised of two independent directors. During fiscal 2009, the Remuneration Committee did not meet.

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
Golden River Resources Corporation
PO Box 6315 St. Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2009 all such filing requirements were complied with in a timely manner by all Directors and executive officers

Item 11.                      Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended June 30, 2009, 2008 and 2007.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)(2)(3)(4)	2009 2008 2007	A$17,437 A$93,748 A$111,285	- - -	- - -	- - A$226,000	- - -	- - -	A$2,325 A$8,437 -	A$19,762 A$102,185 A$371,285

1.	The amounts listed were paid by us to AXIS, which provides the services of Mr. J I Gutnick and Mr Lee as well as certain other officers and employees to the Company.
2.
Excludes options granted to Kerisridge Pty Ltd and Fast Knight Nominees Pty Ltd of which Mr JI Gutnick is a Director and Shareholder (see Item 13 – Certain Relationships and Related Party Transactions)

3.	Includes amounts paid by AXIS to an accumulation superannuation plan on behalf of Joseph Gutnick.
4.	Includes 1,833,333 options that have vested and 666,667 options that vest on October 19, 2009.
5.	The amounts included in the table for option awards has been calculated in accordance with SFAS 123R.

For additional information about the Service Agreement and the Consulting Agreement see “Item 1 - Business - Employees” and “Item 13 - Certain Relationships and Related Transactions”.

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

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans.

Compensation to Directors

Name	Fees Earned or Paid in Cash (US$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (US$)
David Tyrwhitt	16,096	-	-	-	-	1,449	17,545
Peter Lee	12,034	-	-	-	-	1,674	13,708
Mordechai Gutnick	16,096	-	-	-	-	1,449	17,545

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.  Commencing January 2005, non-management Directors are paid Directors fees of A$20,000 per annum, plus statutory superannuation of 9% in accordance with Australian law.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2009, information regarding options under our 2004 stock option plan, our only active plan.  The 2004 stock option plan has been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of June 30, 2009.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of common stock	Joseph and Stera Gutnick	143,200,223(2)(3)(4)(5)(6)(7)(8)	95.96
Shares of common stock	RAB Special Situations (Master) Fund Limited 1 Adam Street London WC2N 6LE United Kingdom	30,000,000(9)(14)	19.4
Shares of common stock	David Stuart Tyrwhitt	50,000(2)(3)	0.04
Shares of common stock	Mordechai Zev Gutnick	750,000(3)(10)(12)	0.59
Shares of common stock	Peter James Lee	1,250,000(2)(3)(11)	0.98
	All officers and Directors as a group	145,250,223(13)	96.01

* **	Unless otherwise indicated, the address of each person is c/o Golden River Resources Corporation, Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia less than 1%

Notes:

(1)	Based on 126,711,630 shares outstanding as of June 30, 2009.

(2)	Does not include:
(i) (ii)	1,918 shares of Common Stock beneficially owned by Quantum Resources Limited or 229,489 shares of Common Stock beneficially owned by AXIS, of which companies Messrs JI Gutnick, Lee, and Dr. Tyrwhitt are officers and/or Directors, as they disclaim beneficial ownership of those shares.

(3)	Does not include 2,500 shares of Common Stock beneficially owned by us.

(4)
Includes 5,394,590 shares of Common Stock owned by Edensor Nominees Pty Ltd., 1,753,984 shares of Common Stock owned by Kerisridge Pty Ltd., 1,500,000 shares of Common Stock owned by Surfer Holdings Pty Ltd, 130,000,000 shares of Common Stock owned by Fast Knight Nominees Pty Ltd (including 20,000,000 shares issuable upon exercise of warrants at an exercise price of US$0.1542 per share), 2,000,000 shares of Common Stock owned by Kalycorp Pty Ltd and 26,000 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(5)	Includes 500,000 shares issuable upon exercise of stock options owned by Mr. Gutnick.

(6)	Joseph Gutnick is the beneficial owner of 25,650 shares of Common Stock that are registered in his own name.

(7)	Joseph Gutnick and Stera Gutnick are husband and wife.

(8)	Includes 1,333,334 shares issuable upon exercise of stock options and 666,666 that vest on October 19, 2009.

(9)
RAB owned warrants exercisable to acquire an additional 30,000,000 shares of common stock, including 10,000,000 shares of common stock issuable upon exercise of Special Warrants, without the payment of any additional consideration and 20,000,000 shares of common stock issuable upon exercise of Warrants with an exercise price of US$0.1542 per share. In early July 2009, the Company announced that it had closed a transaction to purchase from RAB Special Situations (Master) Fund Limited (“RAB”) the special warrant to purchase 10,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016; and the warrant to purchase 20,000,000 shares of Common Stock in the Company at an exercise price of $0.1542 per share ($0.0364541, per share as adjusted) expiring on April 30, 2011, held by RAB, for an aggregate purchase price of US$500,000. Closing occurred in early July 2009.

Following settlement of the purchase, the Company cancelled the Special Warrant to purchase 10,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016, and the Warrant to purchase 20,000,000 shares of Common Stock in the Company at an exercise price of $0.1542 per share ($0.0364541, per share as adjusted) expiring on April 30, 2011.

(10)	Does not include 1,918 shares of Common Stock beneficially owned by Quantum Resources Limited, of which company Mr MZ Gutnick is a Director as he disclaims beneficial ownership of these shares.

(11)	Includes 916,667 shares issuable upon exercise of stock options which are exercisable and 333,333 that vest on October 19, 2009.

(12)	Includes 500,000 shares issuable upon exercise of stock options and 250,000 that vest on October 19, 2009.

(13)	Includes 4,500,000 shares that are issuable upon exercise of stock options, of which 3,250,000 are vested and 1,250,000 that vest on October 19, 2009.

(14)	RAB is organized under the laws of the Cayman Islands. Phillip Richards has sole investment and voting control over the securities owned by RAB.

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs.  AXIS has charged the 15% service fee to us during fiscal 2009. Amounts invoiced by AXIS are required to be paid by us.  We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

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

During 2009, AXIS loaned the Company A$393,000 and A$284,000 during 2008. At June 30, 2009 and 2008, the Company owed AXIS A$564,000 and A$639,000 respectively for services provided in accordance with the Service Agreement. During the twelve months ended June 30, 2009 and 2008, AXIS credited A$7,000 of interest charged at June 30, 2008 and did not charge interest during fiscal 2009. During the year, AXIS forgave a debt of A$633,000 (US$509,000). The amount owing to AXIS at June 30, 2009 and 2008 is included in short term borrowings.

During the 2009 fiscal year, Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities. Interests associated with Mr Gutnick hold 95.90% interest in the Company on a fully diluted basis and accordingly Wilzed and the Company may be deemed to be under common control. During the 2009 fiscal year, Wilzed loaned A$650,000 and no interest was charged. In December 2008, we agreed to issue to Fast Knight Nominees 100 million shares of common stock at a price of US$0.05 for aggregate proceeds of A$755,000 (US$500,000).

In order to settle the first tranche of the acquisition of Acadian, Wilzed Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of the Company advanced A$650,000 to the Company.

Since June 30, 2009, the Company has raised in a private placement transaction with Northern Capital Resources Corp (“NCRC”), A$5,029,320 (US$4,127,671) through the sale of 41,276,710 shares of common stock at an issue price of US$0.10 per share. The proceeds have been utilized to fund the closing of several further tranches of the acquisition of shares in Acadian, repay the A$650,000 short term advance from Wilzed Pty Ltd, settle the repurchase of the A$500,000 warrants from RAB and for working capital purposes. Furthermore, NCRC has entered into a subscription agreement for a further 43,723,290 shares of common stock in the Company, to be subscribed for progressively up to March 2010, which will raise US$4,372,329. These funds will be used to fund the remaining tranches of our investment in Acadian and for working capital purposes.  Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 67% of the outstanding common stock of NCRC

Transactions with Management.

We have a written policy that we will not enter into any transaction with an Officer, Director or affiliate of us or any member of their families unless the transaction is approved by a majority of our disinterested non-employee Directors and the disinterested majority determines that the terms of the transaction are no less favourable to us than the terms available from non-affiliated third parties or are otherwise deemed to be fair to us at the time authorised.

Item 14.                      Principal Accounting Fees and Services

The following table shows the audit fees we were billed by PKF for fiscal 2009 and 2008.

	2009	2008

Audit fees	A$135,954	A$51,217
Audit related fees	43,274	1,731
Tax fees	-	-
Total	A$179,228	A$52,948

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

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(a)
Consolidated Financial Statements and Notes thereto.

The Consolidated Financial Statements and Notes thereto listed on the Index at page 62 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 62 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

GOLDEN RIVER RESOURCES CORPORATION.

(Registrant)

By:	…....................................
Peter J Lee Director, Secretary, Chief Financial Officer and Principal Financial

Dated: September 24, 2009

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

1.		Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer), and Director.	September 24, 2009

2.		Director.	September 24, 2009
David Tyrwhitt

3.		Director, Secretary,
	Peter Lee	Chief Financial Officer and
Principal Financial and
		Accounting Officer.	September 24, 2009

4.		Director	September 24, 2009
Mordechai Gutnick

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 3.1	3.1	Certificates of Incorporation of the Registrant
(1)	Exhibit 3.2	3.2	By-laws of the Registrant
(2)	Exhibit A	3.3	Amendment to Certificate of Incorporation dated July 17, 1999
(3)		3.4	Amendment to Certificate of Incorporation dated October 17, 2000
		3.5	Amendment to Certificate of Incorporation dated April 6, 2005
(9)	Exhibit 3.1	3.6	Amendment to Certificate of Incorporation dated March 10, 2007
(4)	99.3	4.1	Warrant to purchase 1,670,000 shares of common stock
(4)	99.4	4.2	Warrant to purchase 1,783,984 shares of common stock
(5)	Exhibit 10.5	10.4	Service Agreement dated November 25, 1988, by and between the Registrant and AWI Administration Services Pty Limited
(6)	Exhibit 10.6	10.5	Agreement with Tahera Corporation
(4)	Exhibit	10.6	Subscription Agreement with RAB Special Solutions LP
(7)		10.7	Employment Agreement between the Registrant and C. Alford
(8)		10.8	Employment Agreement between the Registrant and P Althaus.
(7)		10.9	Sponsorship Agreement with Canaccord Capital
(10)	Exhibit 99.2	10.10	Subscription Agreement with RAB Special Solutions (Master) Fund Limited
(10)	Exhibit 99.3	10.11	Special Warrant
(10)	Exhibit 99.4	10.12	Warrant
	*	21	List of Subsidiaries as at June 30, 2009.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

	*Filed herewith

Financial Statements for the years ended June 30, 2008 and 2009.
Golden River Resources Corporation and its Subsidiaries
Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2008 and Audited Consolidated Financial Statements for the Company and its Subsidiaries or the year ended June 30, 2009.

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

June 30, 2009 and 2008

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Golden River Resources Corporation

We have audited the accompanying consolidated balance sheets of Golden River Resources Corporation and Subsidiaries (An Exploration Stage Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009 and 2008 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden River Resources Corporation and Subsidiaries at June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As described in note 1, at June 30, 2009 the Company had not yet commenced revenue producing operations and had a retained deficit of A$38,445,000 (US$30,940,000).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

PKF
Certified Public Accountants

A Professional Corporation

New York, NY
September 24, 2009

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2009 and 2008

	A$000’s 2008	A$000’s 2009	Convenience Translation US$000’s 2009

ASSETS

Current Assets:
Cash	8	20	16
Receivables	30	8	6
Total Current Assets	38	28	22

Non Current Assets:
Investment in non-consolidated entity	-	795	640
Total Non Current Assets	-	795	640

Total Assets	38	823	662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	72	124	100
Short Term Advance - Affiliate	639	564	453
Short Term Advance	-	650	523
Total Current Liabilities	711	1,338	1,076

Total Liabilities	711	1,338	1,076

Commitments and Contingencies (Notes 10 and 11)
Stockholders’ Equity (Deficit):
Common stock: $.0001 par value 200,000,000 shares authorised, 126,714,130 and 26,714,130 issued	3	18	14
Additional Paid-in-Capital	36,462	38,036	30,612
Less Treasury Stock, at Cost, 2,500 shares	(20)	(20)	(16)
Accumulated Other Comprehensive Loss	(9)	(104)	(84)
Retained Deficit during the exploration stage	(10,707)	(12,043)	(9,692)
Retained Deficit prior to exploration stage	(26,402)	(26,402)	(21,248)
Total Stockholders’ Equity (Deficit)	(673)	(515)	(414)

Total Liabilities and Stockholders’ Equity (Deficit)	38	823	662

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
For the years ended June 30, 2008 and 2009
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2009

	A$000's	A$000's	Convenience Translation US$000’s	July 1, 2002 to June 30, 2009
	2008	2009	2009	A$000’s

Revenues	$-	$-	$-	$-

Cost and expenses
Stock Based Compensation	388	201	162	2,903
Exploration Expenditure	193	175	141	3,532
Loss on disposal of equipment	-	-	-	1
Interest Expense net	7	1	1	424
Legal, Accounting and Professional	78	440	353	1,140
Administrative	474	201	162	3,609
	1,140	1,018	819	11,609
(Loss) from Operations	(1,140)	(1,018)	(819)	(11,609)
Foreign Currency Exchange Gain (Loss)	(5)	(46)	(37)	(170)
Other Income
Interest – net related entity	-	-	-	5
– other	-	8	6	11
(Loss) before income taxes and equity in losses of unconsolidated entity	(1,145)	(1,056)	(850)	(11,763)
Provision for Income Tax	-	-	-	-
(Loss) before equity in losses of unconsolidated entity	(1,145)	(1,056)	(850)	(11,763)
Equity in losses of unconsolidated entity	-	(280)	(225)	(280)
Net (Loss)	(1,145)	(1,336)	(1,075)	(12,043)

Basic net (Loss) per Common Equivalent Shares	(0.03)	(0.01)	(0.01)	(0.39)

Weighted Number of Common Equivalent Shares Outstanding (000’s)	36,714	92,605	92,605	31,037

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2008 and 2009
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2009

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit) (during the Exploration stage)	Retained Earnings (Deficit) (prior to Exploration stage)	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Total
	000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s

Balance June 30, 2002	6,347	$1	$(20)	$25,175	$-	$(26,402)	$-	$-	$(1,246)

Net loss	-	-	-	-	(681)	-	-	-	(681)

Balance June 30, 2003	6,347	$1	$(20)	$25,175	$(681)	$(26,402)	$-	$-	$(1,927)

Issuance of 1,753,984 shares and warrants in lieu of debt repayment	1,754	-	-	2,273	-	-	-	-	2,273
Sale of 1,670,000 shares	1,670	-	-	2,253	-	-	-	-	2,253
Issuance of 6,943,057 shares on cashless exercise of options	6,943	1	-	(1)	-	-	-	-	-
Net unrealised loss on foreign exchange	-	-	-	-	-	-	-	(9)	(9)
Net (loss)	-	-	-	-	(1,723)	-	-	-	(1,723)
Balance June 30, 2004	16,714	$2	$(20)	$29,700	$(2,404)	$(26,402)	$-	$(9)	$867

Issuance of 1,400,000 options under 2004 stock option plan	-	-	-	1,720	-	-	(1,720)	-	-

Amortisation of 1,400,000 options under 2004 stock option plan	-	-	-	-	-	-	1,144	-	1,144

Net unrealised gain on foreign exchange	-	-	-	-	-	-	-	6	6

Net(loss)	-	-	-	-	(3,367)	(0)	-	-	(3,367)

Balance June 30, 2005	16,714	$2	$(20)	$31,420	$(5,771)	$(26,402)	$(576)	$(3)	$(1,350)

To eliminate deferred compensation against Paid-In Capital	-	-	-	(576)	-	-	576	-	-

Issuance of 10,000,000 shares and 20,000,000 warrants in lieu of debt repayment	10,000	1	-	3,882	-	-	-	-	3,883

Capital gain on shares and options issued in lieu of debt repayment	-	-	-	(1,883)	-	-	-	-	(1,883)

Sale of 20,000,000 normal warrants	-	-	-	997	-	-	-	-	997

Sale of 10,000,000 special warrants	-	-	-	1,069	-	-	-	-	1,069

Amortisation of 1,400,000 options under 2004 stock option plan	-	-	-	557	-	-	-	-	557

Net unrealised loss on foreign exchange	-	-	-	-	-	-	-	(8)	(8)

Net (loss)	-	-	-	-	(1,694)	-	-	-	(1,694)
Balance June 30, 2006	26,714	$3	$(20)	$35,466	$(7,465)	$(26,402)	$-	$(11)	$1,571

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2008 and 2009
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2009
(Continued)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit) (during the Exploration stage)	Retained Earnings (Deficit) (prior to Exploration stage)	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Total
	000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s	A$000’s

Costs associated with sale of normal and special warrants	-	-	-	(5)	-	-	-	-	(5)

Amortization of 1,400,000 options under 2004 stock option plan	-	-	-	20	-	-	-	-	20

Amortization of 4,650,000 options under 2006 stock option plan	-	-	-	593	-	-	-	-	593

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	5	5

Net (loss)	-	-	-	-	(2,097)	-	-	-	(2,097)

Balance June 30, 2007	26,714	$3	$(20)	$36,074	$(9,562)	$(26,402)	$-	$(6)	$87

Amortization of 4,650,000 options under 2006 stock option plan	-	-	-	$388	-	-	-	-	$388

Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	(3)	$(3)

Net (loss)	-	-	-	-	(1,145)	-	-	-	$(1,145)

Balance June 30, 2008	26,714	$3	$(20)	$36,462	$(10,707)	$(26,402)	$-	$(9)	$(673)

Amortization of 4,650,000 options under 2006 stock option plan	-	-	-	201	-	-	-	-	201

Sale of 100,000,000 shares	100,000	15	-	740	-	-	-	-	755

Net unrealised gain on foreign exchange	-	-	-	-	-	-	-	(95)	(95)

Forgiveness of advances from affiliate (Note 5)	-	-	-	633	-	-	-	-	633

Net (loss)	-	-	-	-	(1,336)	-	-	-	(1,336)

Balance June 30, 2009	126,714	$18	$(20)	$38,036	$(12,043)	$(26,402)	$-	$(104)	$(515)

See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2008 and 2009
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2009

	A$000’s	A$000's	Convenience Translation	July 1, 2002 to June 30,
			US$000’s	2009
	2008	2009	2009	A$000’s

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,145)	$(1,336)	$(1,075)	$(12,043)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Foreign Currency Exchange Loss/Gain	(5)	46	37	148
Depreciation of plant and equipment	1	-	-	27
Stock based compensation	388	201	162	2,903
Equity in Losses of Unconsolidated Entity	-	280	225	280
Accrued interest added to principal	-	-	-	184
Net Change In : Receivables Staking Deposit Prepayments and Deposits Accounts Payable and Accrued Expenses	(9) - 48 378	23 - - 8	19 - - 6	(7) 23 - 229

Net Cash used in Operating Activities	(344)	(778)	(626)	(8,256)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Property and Equipment	-	-	-	(27)
Investment in Unconsolidated Entity	-	(1,171)	(942)	(1,171)

Net Cash used in Investing Activities	-	(1,171)	(942)	(1,198)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net borrowing (repayments) from Affiliates	-	-	-	1,031
Sale of Shares/warrants (net)	-	755	607	5,066
Proceeds from loan payable	-	1,206	971	3,479

Net Cash Provided by Financing Activities	-	1,961	1,578	9,576

Effects of Exchange rate on cash	3	-	-	(103)
Net Increase (Decrease) in Cash	(341)	12	10	19
Cash at Beginning of Year	349	8	6	1
Cash at End of Year	8	20	16	20

Supplemental Disclosures
Interest Paid/Payable	-	-	-	363

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	-	6,156
Stock Options recorded as Deferred Compensation	-	-	-	1,342
Forgiveness of debt related party transaction	-	633	509	633
See Notes to Consolidated Financial Statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

(1)	ORGANIZATION AND BUSINESS

Golden River Resources Corporation. ("Golden River Resources” or the “Company") is incorporated in the State of Delaware.  The principal shareholders of Golden River Resources are Joseph and Stera Gutnick, Australian residents who own 95.96% of Golden River Resources as of June 30, 2009.  During fiscal 1998, Golden River Resources incorporated a subsidiary, Baynex.com Pty Ltd (formerly Bayou Australia Pty Ltd), under the laws of Australia.  Baynex.com has not traded since incorporation.  On August 21, 2000 the Company incorporated a new wholly owned subsidiary, Bay International Pty Ltd, (now known as Bay Resources (Asia) Pty Ltd), a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (“Golden Bull”) (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull is the vehicle that will be used by the Company to undertake exploration activities for gold on the Committee Bay Properties in Canada.

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

The Company’s ability to continue operations through fiscal 2010 is dependent upon future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

In April 2008, Baynex.com Pty Ltd and Bay Resources (Asia) Pty Ltd were deregistered.

Effective May 31, 2009, the Company acquired a 19.9% interest in Acadian Mining Corporation (“Acadian”) and has accounted for that investment as an Investment in Non-Consolidated Entity, as the Company has significant influence (but not control) over Acadian. For the month of June 2009, the Company has brought to account its share of the losses in Acadian of A$280,000 (US$225,000) as equity in losses of unconsolidated entity.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for the Company’s fiscal year beginning July 1, 2009 and will be applied prospectively. SFAS 141(R) will have an impact on our accounting for any future business combinations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 has had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and FAS 124-2 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 115-2 and FAS 124-2 has had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 157-4 has had no impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective for the quarter ended June 30, 2009. The adoption of this statement did not have an impact on our financial condition or results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our quarter ending September 30, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

(3)	ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

(a) Consolidation

The consolidated financial statements include the accounts of Golden River Resources Corporation and the 100% interest it holds in Golden Bull Resources Corporation.  All significant intercompany transactions and balances have been eliminated in consolidation.

(b) Foreign Currency Translation/Transactions

As of June 30, 2009, the majority of Golden River Resources’ administrative operations are in Australia and as a result the reporting currency of its consolidated accounts are maintained in Australian dollars.  The functional currency of the Company‘s Canadian subsidiary is the Canadian dollar.  The income and expenses of operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the Canadian subsidiary are translated into Australian dollars at the period-end exchange rate.  The resulting translation adjustments are accumulated in a separate component of stockholders equity.

The Company’s investment in a Canadian non-consolidated entity, which is accounted for under the equity method of accounting, is translated into Australian dollars at the period end exchange rate. Any translation adjustments resulting therefrom are reflected in a separate component of stockholders equity.

Foreign currency exchange loss in 2009 amounted to A$46,000 (US$37,000). The Company holds a bank account in US dollars. The US dollar has moved against the A$ for the twelve months by 16.3%.

(c) Financial Instruments

The Company’s cash, receivables, payables and short term borrowings represent financial instruments whose carrying amounts reasonably approximate their fair value.

(d) Comprehensive Income (Loss)

The Company follows Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income”.  SFAS 130 requires a company to report comprehensive income (loss) and its components in a full set of financial statements.  Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments.  Changes in unrealized foreign currency translation gains or (losses) during fiscal 2009 and 2008 amounted to A$(95,000) and A$(3,000), respectively.  Accordingly, comprehensive loss for the years ended June 30, 2009 and 2008 amounted to A$1,431,000 and A$1,148,000 respectively.

(e) Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment.  Accumulated depreciation and depreciation expense as of and for the year ended June 30, 2009 amounted to A$7,063 (2008 A$6,800) and A$nil (2008 A$1,353) respectively.

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

(h) Loss per share

Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive loss per share has not been presented as the effects of common stock equivalents are anti-dilutive. The Company has on issue 10,000,000 special warrants which are exercisable at any time until expiration and for no consideration. However, there is a restriction in the subscription agreement that does not allow the Company to process a warrant exercise notice if the holder (and its associates) would hold more than 9.99% of the shares of common stock, unless the holder provides the Company with 61 days prior notice in which the holder can exercise the entire 10,000,000 warrants. Accordingly, the Company has included 10,000,000 shares issuable by exercise of the special warrants in the weighted number of common equivalent shares outstanding for 2008 and 2009.

Earnings per share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”.

The following table reconciles the weighted average shares outstanding used for the computation:

Weighted average shares	2008 ‘000	2009 ‘000
Outstanding- Basic	26,714	82,605
- Warrants	10,000	10,000
Weighted average shares outstanding	36,714	92,605

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

(k) Pension Plans

The Company does not have any pension or profit sharing plans.  The Company’s temporary staff employed in the exploration programme in Canada are subject to Canadian requirements for contributions to pension plans.  No contributions to employee benefit or health plans during the years ended June 30, 2009 and 2008 were made.

(l) Concentrations of credit risk

The Company monitors its position with, and the credit quality of, the financial institution it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

(m) Convenience Translation to US$

The consolidated financial statements as of and for the year ended June 30, 2009 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2009 (A$1.00=US$0.8048). The translation was made solely for the convenience of readers in the United States.

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

The Company has several small historical cost based investments that it has provided a full valuation for diminution and carry’s at a $nil value at June 30, 2008 and 2009.

(5)	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares in Acadian for aggregate gross investment of up to CDN$10 million. The subscription is contemplated to close in two or more tranches. Following closing of all tranches, Golden River will hold 68.45% of Acadian.

The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Upon completion of closing of the initial tranche, the Company was entitled to nominate one member to the board of directors of Acadian and nominated Mr Menachem Vorchheimer. The Company holds 19.9% interest in Acadian at June 30, 2009.

The remaining CDN$9 million of the subscription (300,000,000 shares at CDN$0.03 per share) is expected to close in one or more tranches upon the receipt of all necessary regulatory approvals, approval of the shareholders of Acadian and the satisfaction of certain other conditions precedent, including completion of due diligence by the Company. Acadian obtained approval from its shareholders at its annual meeting in June 2009. Throughout July and August 2009, further closings for an aggregate of CDN$4 million have occurred. Accordingly at September 24, 2009, the Company owns 52% of Acadian.

At June 30, 2009, the investment in the unconsolidated subsidiary is accounted for under the equity method as the Company has significant influence over Acadian.

The following table presents summary unaudited financial information for Acadian. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	June 2008 CDN$000’s	June 2008 A$000’s	June 2009 CDN$000’s	June 2009 A$000’s

Current assets	6,003,213	6,174,874	307,672	355,485
Non- current assets	37,717,761	38,796,298	14,236,710	16,449,116
Total assets	43,720,974	44,971,172	14,544,382	16,804,601
Current liabilities	9,829,479	10,110,552	15,015,830	17,349,313
Non-current liabilities	4,623,608	4,755,820	1,030,392	1,190,516
Total liabilities	14,453,087	14,866,372	16,046,222	18,539,829
Total shareholders’ equity	29,267,887	30,104,800	(1,501,840)	(1,735,228)
Net (loss)	(14,411,120)	(14,823,205)	(31,476,831)	(36,368,378)

The difference between the carrying value of this equity investment and the Company’s share of underlying equity in the net assets of the investee at June 30, 2009 amounts to A$949,000. The quoted market value of Acadian’s shares on the Toronto Stock Exchange at June 30, 2009 was CDN$0.06 per share and the market value of the Company’s investment was A$2,286,680. Accordingly, the Company does not believe that there was an impairment of the investment in Acadian at June 30, 2009.

The quoted market value of Acadian at the date of acquisition was CDN$0.08 per share and the market vale of the Company’s investment was A$3,048,907.

Acadian has 6,460,000 options on issue at balance date at exercise prices between CDN$0.18 and CDN$1.12. This represents 3.3% of the issued shares at balance date and following the Company’s total investment of CDN$10 million,1.3 % of the issued shares. The Company believes that the effects of possible exercises of these options will not have a material effect on the Company’s interest in Acadian.

The following unaudited proforma financial information presents net (loss) and loss per share for the years ended June 30, 2009 and 2008 as if the acquisition of Acadian were consummated on July 1, 2007. The proforma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the acquisition been consummated during the period for which the proforma financial information is presented.

	June 2008 A$000’s	June 2009 A$000s
Net Loss	(4,094)	(8,293)
Basic net (loss) per common equivalent shares	(0.11)	(0.09)

(6)	AFFILIATE TRANSACTIONS

Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

Included in short term borrowings and payables at June 30, 2009 was A$562,882 (2008: A$639,077) due to AXIS. During fiscal 2009 and 2008, AXIS provided services in accordance with the service agreement of A$170,383 and A$430,573 respectively. During fiscal 2009 and 2008, AXIS advanced Golden River Resources A$392,500 and A$254,000 respectively which has been recorded as short term advance. During the twelve months ended June 30, 2009 and 2008, AXIS credited A$7,000 of interest charged as at June 30, 2008 and did not charge interest during fiscal 2009. During fiscal 2009, AXIS forgave a debt of A$633,000 (US$509,000). Under generally accepted accounting principles, forgiveness of a related party liability is viewed as, in essence, a capital transaction. Accordingly, the forgiveness of the liability by AXIS is reported in the 2009 financial statements as a A$633,000 (US$509,000) increase in additional paid-in capital. AXIS is affiliated through common management and ownership. During fiscal 2009, Joseph Gutnick advanced Golden River Resources A$1,258 which was included in payables at June 30, 2009.

Golden River Resources issued Fast Knight Nominees Pty Ltd, a company associated with Mr J I Gutnick, 100,000,000 shares of Common Stock at an issue price of US$0.005, raising US$500,000 (A$755,000) in additional working capital. The issue price was based on market price at the time of the transaction. There are no registration commitments associated with this issuance of shares.

On March 16, 2009, Wilzed Pty Ltd, a company associated with Mr J I Gutnick, advanced the Golden River Resources A$650,000 as a loan in order to facilitate the transaction with Acadian Mining Corporation (refer note 11). On July 24, 2009, the Company repaid the loan in full.

(7)	INCOME TAXES

Golden River Resources plans to file its income tax returns on an accrual basis.  Golden River Resources should have carry-forward losses of approximately US$8.3 million as of June 30, 2009 which will expire in the years 2010 through 2029. Golden River Resources will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit. The valuation allowance was US$2.6 million at June 30, 2008 and US$2.8 million at June 30, 2009.

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

At June 30, 2005 the Company has outstanding stock options as detailed in note 9.  At June 30, 2005 the Company had warrants outstanding to purchase 3,423,984 shares of common stock at US$1.30 per share.  All of the warrants expired in 2006.

In May 2006, the Company issued 10,000,000 shares of common stock at an issue price of A$0.20 (US$0.1542) and 20,000,000 warrants with an exercise price of A$0.20 (US$0.1542) and a latest exercise date of April 30, 2011 as repayment of a debt of A$2,000,000 to an affiliated entity.

In June 2006, the Company raised US$1,542,000 (A$2,065,499) from RAB Special Situations (Master) Fund Limited (“RAB”) through a private placement of 20,000,000 normal warrants and 10,000,000 special warrants. The normal warrants have a time to expiry date of April 30, 2011 and an exercise price of US$0.1542 (A$0.20).

During early July 2009, the Company entered into a warrant purchase agreement with RAB whereby the Company agreed to repurchase the following Warrants to purchase shares of Common Stock in the Company that had been issued to RAB in 2006:  (i) Special Warrant to purchase 10,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016, and (ii) Warrant to purchase 20,000,000 shares of Common Stock in the Company at an exercise price of $0.1542 per share ($0.0364541, per share as adjusted) expiring on April 30, 2011, for an aggregate purchase price of US$500,000. Settlement of the purchase occurred on July 1, 2009. Following settlement of the purchase, the Company cancelled the Special Warrant to purchase 10,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016, and the Warrant to purchase 20,000,000 shares of Common Stock in the Company at an exercise price of $0.1542 per share ($0.0364541, per share as adjusted) expiring on April 30, 2011.

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

The Company has calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 ½ months, risk free interest rate of 5.15% and volatility of 20%.  This equates to a value of US31.85 cents per option.  The total value of the options equates to A$1,744,800 (US$1,352,820) and was amortised over the vesting period. At June 30, 2009 and 2008, the options were fully vested.

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

A summary of the options outstanding and exercisable at June 30, 2009 are as follows:

	Outstanding	Exercisable

Number of options	800,000	800,000
Exercise price	US$1.00	US$1.00
Expiration date	October 15, 2014	October 15, 2014

On October 19, 2006, the Directors of the Company agreed to offer a further 4,650,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US30.84 cents, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 (“T1”), 1/3 on October 19, 2008 (“T2”) and 1/3 on October 19, 2009 (“T3”). The Company obtained an external valuation on the options from an unrelated third party. The Company has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.30, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to A$1,406,287 (US$1,060,200) and is being amortized over the vesting periods. For fiscal 2009, the amortization amounted to A$201,000 (US$162,000) and no options were forfeited. At June 30, 2009, the unamortized deferred compensation related to these 4,050,000 options amounted to A$42,055 (US$31,055).

Since the issue of the options, 600,000 options have lapsed, following the termination of participants to the issue.

A summary of the options outstanding and exercisable at June 30, 2009 are as follows:

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

(10)	CONTINGENT LIABILITIES

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

In February 2009, the Company entered into a subscription agreement with Acadian Mining Corporation whereby it agreed to subscribe for shares to the value of CDN$10 million in Acadian. At balance sheet date, the first tranche of the subscription of CDN$1 million had occurred leaving a commitment of CDN$9 million at June 30, 2009. The remaining CDN$9 million (A$10.4million) of the subscription (300,000,000 shares at CDN$0.03 per share) is expected to close in one or more tranches upon the receipt of all necessary regulatory approvals, approval of the shareholders of Acadian and the satisfaction of certain other conditions precedent, including completion of due diligence by the Company. Acadian obtained approval from its shareholders at its annual meeting in early June 2009. Throughout July and August 2009, further closings for an aggregate of CDN$4 million (A$4.4 million) have occurred. Accordingly at September 24, 2009, the Company owns 52% of Acadian.

(12)	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 24, 2009 and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other then as noted herein.

Since June 30, 2009, the Company has raised in a private placement transaction with Northern Capital Resources Corp (“NCRC”), A$5,029,320 (US$4,127,671) through the sale of 41,276,710 shares of common stock at an issue price of US$0.10 per share. The proceeds have been utilized to fund the closing of several further tranches of the acquisition of shares in Acadian, repay the A$650,000 short term advance from Wilzed Pty Ltd, settle the repurchase of the A$500,000 warrants from RAB and for working capital purposes.

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

Appendix B
Slave Craton Mining Claims

The following is a list of the mining claims that are covered under our agreement with Tahera:
					Next
Tag#	Claim	NTS	Acres	Registered	Anniversary	Type of Property
Jericho	Mining
Claims

ML3793	DJB 19	076-L-04	344.0	09-Jun-99	09-Jun-20	Lease
ML3794	JD 94	076-L-04	2524.0	09-Jun-99	09-Jun-20	Lease
ML3795	JD 313	076-L-04	2515.0	09-Jun-99	09-Jun-20	Lease
ML3796	OD 44	076-L-04	422.0	09-Jun-99	09-Jun-20	Lease
ML3797	OD 45	076-L-04	325.0	09-Jun-99	09-Jun-20	Lease
ML3798	OD 61	076-L-04	508.0	09-Jun-99	09-Jun-20	Lease
			6,638.0
Jericho Group
F31092	JD 92	076-L-04	2,272.60	26-Jan-93	26-Jan-04	Lease Applied For
F31093	JD 93	076-L-04	2,569.60	26-Jan-93	26-Jan-04	Lease Applied For
F31095	JD 95	076-L-04	2,363.10	26-Jan-93	26-Jan-04	Lease Applied For
F31096	JD 96	076-L-04	2,582.50	26-Jan-93	26-Jan-04	Lease Applied For
F31310	JD 310	076-L-03	632.70	26-Jan-93	26-Jan-04	Lease Applied For
F31311	JD 311	076-L-03	890.90	26-Jan-93	26-Jan-04	Lease Applied For
F31312	JD 312	076-L-03	1,144.00	26-Jan-93	26-Jan-04	Lease Applied For
F31314	JD 314	076-L-03	2,118.10	26-Jan-93	26-Jan-04	Lease Applied For
F31315	JD 315	076-L-03	2,117.60	26-Jan-93	26-Jan-04	Lease Applied For
			16,691.10

F35015	OD 25	076-E-13	2,255.50	18-Jun-93	05-Sep-24	Lease Applied For
F35016	OD 26	076-E-13	2,255.50	18-Jun-93	05-Sep-24	Lease Applied For
F35017	OD 27	076-E-13	2,165.40	18-Jun-93	05-Sep-24	Lease Applied For
F35018	OD 28	076-E-13	375.10	18-Jun-93	05-Sep-24	Lease Applied For
F35019	OD 29	076-E-13	444.20	18-Jun-93	05-Sep-24	Lease Applied For
F35020	OD 30	076-E-13	2,509.60	18-Jun-93	05-Sep-24	Lease Applied For
F35021	OD 31	076-E-13	2,548.70	18-Jun-93	05-Sep-24	Lease Applied For
F35022	OD 32	076-E-13	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35031	OD 41	076-E-13	2,435.90	18-Jun-93	05-Sep-24	Lease Applied For
F35032	OD 42	076-E-13	2,435.90	18-Jun-93	05-Sep-24	Lease Applied For
F35033	OD 43	076-E-13	2,420.80	18-Jun-93	05-Sep-24	Lease Applied For
F35036	OD 46	076-E-13	2,066.00	18-Jun-93	05-Sep-24	Lease Applied For
F35037	OD 47	076-E-13	2,029.90	18-Jun-93	05-Sep-24	Lease Applied For
F35038	OD 48	076-E-13	2,029.90	18-Jun-93	05-Sep-24	Lease Applied For
F35048	OD 58	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35049	OD 59	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35050	OD 60	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35052	OD 62	076-E-14	508.60	18-Jun-93	05-Sep-24	Lease Applied For
F35053	OD 63	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35055	OD 65	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35065	OD 75	076-E-14	2,582.50	18-Jun-93	22-Nov-25	Lease Applied For
			44,558.50

F45947	DJB 17	076-L-03	160.10	06-Jul-94	06-Jul-04	Lease Applied For

CONTWOYTO INUIT OWNED LANDS
					Next
Tag#	Claim	NTS	Acres	Registered	Anniversary	Type of Property

CO-08-00-01		076-E-15	3819.01	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-02		076-E-15	3263.82	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-03		076-E-15	2708.66	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-05		076-E-15	1269.60	31-Dec-99	31-Dec-08	Mineral Claim
~~CO-08-00-06~~		~~076-E-15~~	~~7,610.58~~	~~31-Dec-00~~	~~31-Dec-08~~	~~Mineral Claim~~
			11061.10

HOOD RIVER CLAIMS
~~F64828~~	~~Hood 12~~	~~76-L-13~~	~~2582.5~~	~~24-Jun-98~~	~~24-Jun-08~~	~~Mineral Claim~~
~~F64829~~	~~Hood 14~~	~~76-L-13~~	~~2582.5~~	~~24-Jun-98~~	~~24-Jun-08~~	~~Mineral Claim~~
			5,165.00

~~F48875~~	~~PT 7~~	~~76-L-15~~	~~263.37~~	~~16-Dec-94~~	~~16-Dec-03~~	~~Mineral Claim~~

CO 20 - 00 – 03R		76-L-15	15,453.81	01-Jan-97	01-Jan-09	IOL - Mineral Claim

ICE CLAIMS
F22432	ICE032	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22433	ICE033	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22464	ICE064	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22534	ICE334	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22535	ICE335	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22537	ICE337	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
ML3464	ICE336	76-E-06	2665.0	14-Feb-96	21-Apr-15	Mining Lease
			18,160.0

DOLLY VARDEN CLAIMS
~~F23152~~	~~DIA 52~~	~~76-E-01~~	~~2,582.50~~	~~28-Apr-04~~	~~28-Apr-04~~	~~Lease: April 23, 2023~~

ROCKINGHORSE CLAIMS
~~F50064~~	~~SKY 1~~	~~86-I-02~~	~~2,582.50~~	~~20-Aug-99~~	~~20-Aug-09~~	~~Mineral Claim~~

~~F56889~~	~~PUD 4~~	~~86-I-14~~	~~2,582.50~~	~~14-Jun-99~~	~~14-Jun-05~~	~~Mineral Claim~~

~~F65901~~	~~KEN 1~~	~~86-I-09~~	~~2582.5~~	~~20-Apr-99~~	~~12-Mar-09~~	~~Mineral Claim~~
~~F66045~~	~~KEN 5~~	~~86-I-09~~	~~2100.35~~	~~20-Apr-99~~	~~12-Mar-09~~	~~Mineral Claim~~
			4,682.85

~~F74770~~	~~NAP 3~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-05~~	~~Mineral Claim~~
F74771	NAP 4	86-I-10	2582.5	11-Jun-02	13-Mar-12	Mineral Claim
F74772	NAP 5	86-I-10	2582.5	11-Jun-02	13-Mar-10	Mineral Claim
F74773	NAP 6	86-I-10	2582.5	11-Jun-02	13-Mar-12	Mineral Claim
~~F74774~~	~~NAP 7~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-06~~	~~Mineral Claim~~
~~F74775~~	~~NAP 8~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-09~~	~~Mineral Claim~~

F74776	NAP 9	86-I-10	2582.5	11-Jun-02	13-Mar-10	Mineral Claim
~~F74777~~	~~NAP 10~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-05~~	~~Mineral Claim~~
~~F74778~~	~~NAP 11~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-06~~	~~Mineral Claim~~
~~F74779~~	~~NAP 12~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-07~~	~~Mineral Claim~~
~~F74780~~	~~NAP 13~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-07~~	~~Mineral Claim~~
~~F74781~~	~~NAP 14~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-05~~	~~Mineral Claim~~
~~F75430~~	~~NAP 15~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-05~~	~~Mineral Claim~~
~~F75431~~	~~NAP 16~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-05~~	~~Mineral Claim~~
~~F75432~~	~~NAP 17~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-05~~	~~Mineral Claim~~
~~F75433~~	~~NAP 18~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-05~~	~~Mineral Claim~~
~~F75435~~	~~NAP 20~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-05~~	~~Mineral Claim~~
~~F75436~~	~~NAP 21~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-08~~	~~Mineral Claim~~
~~F75437~~	~~NAP 22~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-08~~	~~Mineral Claim~~
~~F75438~~	~~NAP 23~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-08~~	~~Mineral Claim~~
~~F75445~~	~~NAP 30~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-08~~	~~Mineral Claim~~
~~F75447~~	~~NAP 32~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-06~~	~~Mineral Claim~~
~~F75448~~	~~NAP 33~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-08~~	~~Mineral Claim~~
~~F75449~~	~~NAP 34~~	~~86-I-10~~	~~2582.5~~	~~11-Jun-02~~	~~13-Mar-06~~	~~Mineral Claim~~
			61,980.00

CO44 -00-01		86-I-11	414.0	01-Jan-97	01-Jan-09	IOL - Mineral Claim

F38623	OK 123	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38627	OK 127	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38628	OK 128	86-I-11	2582.5	18-Jun-93	29-Apr-24	KCEI Lease
F38629	OK 129	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38648	OK 148	86-I-11	2169.3	18-Jun-93	05-Sep-24	Applied for Lease
F38649	OK 149	86-I-11	2169.3	18-Jun-93	05-Sep-24	Applied for Lease
F38652	OK 152	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38653	OK 153	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38654	OK 154	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38665	OK 165	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
			24,998.60

		Total	261,883.46

Committee Bay Greenstone Belt Claims

The following is a list of our claims in the Committee Bay Greenstone Belt:

Claim name	Claim No.	NTS Sheet	Recording Date	Anniversary Date

Pick 1	F54799	56K/03	16-Oct-02	16-Oct-12
Pick 2	F54798	56K/03	16-Oct-02	16-Oct-12
Pick 3	F54760	56K/03	16-Oct-02	16-Oct-12
EE 1	F54757	56K/06	16-Oct-02	16-Oct-11
EE 2	F54756	56K/06	16-Oct-02	16-Oct-11
EE 3	F54758	56K/06	16-Oct-02	16-Oct-12
K 1	F60304	56K/11	16-Oct-02	16-Oct-10
K 2	F60305	56K/11	16-Oct-02	16-Oct-10
CAY 1	F60252	56K/09	16-Oct-02	16-Oct-12
CAY 3	F60254	56K/09	16-Oct-02	16-Oct-12
AA 1	F60249	56J/13	16-Oct-02	16-Oct-10
AA 2	F60250	56J/13	16-Oct-02	16-Oct-10
NN 1	F60307	56K/16	16-Oct-02	16-Oct-12
NN 2	F60251	56O/04	16-Oct-02	16-Oct-12
WREN 1	F60231	56J/11	16-Oct-02	16-Oct-12
WREN 2	F60232	56J/14	16-Oct-02	16-Oct-12
WREN 3	F60233	56J/14	16-Oct-02	16-Oct-12
WREN 4	F60234	56J/14	16-Oct-02	16-Oct-12
WREN 5	F60235	56J/14	16-Oct-02	16-Oct-12
WEST	F60212	56K/03	16-Oct-02	16-Oct-12
HOST 3	F85351	56K/03	16-Oct-02	16-Oct-12
GB-1	F85352	56K/03	13-Sep-04	13-Sep-12

• as confirmed by the mining recorder