Form 10-Q
period 2009-09-30
GOLDEN RIVER RESOURCES CORP.
filed 2009-11-16
CIK 814904

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------

-----
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----ACT OF 1934

               For the quarterly period ended: September 30, 2009
                                       or

-----
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -----EXCHANGE ACT OF 1934

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
                                                              ----       ----
                                                               x   Yes        No
                                                              ----       ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

                            ----                                         ----
 Large accelerated filer                       Accelerated filer
                            ----                                         ----
   Non-accelerated filer                    Smaller reporting company     x
                            ----                                         ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                              ----       ----
                                                                   Yes     x  No
                                                              ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 177,280,840 outstanding shares of Common Stock as of November 15, 2009.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                              ----       ----
                                                                   Yes        No
                                                              ----       ----

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Table Of Contents


                                                                                                  PAGE NO

PART I.              FINANCIAL INFORMATION

Item 1               Financial Statements                                                               2
Item 2               Management's Discussion and Analysis or Plan of Operations                        20
Item 3               Quantitative and Qualitative Disclosure about Market Risk                         23
Item 4               Controls and Procedures                                                           23

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                                 25
Item 1A              Risk Factors                                                                      25
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                       25
Item 3               Defaults Upon Senior Securities                                                   25
Item 4               Submission of Matters to a Vote of Security Holders                               25
Item 5               Other Information                                                                 25
Item 6               Exhibits                                                                          25


SIGNATURES                                                                                             26

EXHIBIT INDEX                                                                                          27

Exh. 31.1                   Certification                                                              28
Exh. 31.2                   Certification                                                              30
Exh. 32.1                   Certification                                                              32
Exh. 32.2                   Certification                                                              33

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Introduction to Interim Consolidated Financial Statements.

         The interim consolidated financial statements included herein have been prepared by Golden River Resources Corporation ("Golden River Resources" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2009, the results of its consolidated operations for the three month periods ended September 30, 2009 and September 30, 2008, and the changes in its consolidated cash flows for the three month periods ended September 30, 2009 and September 30, 2008, have been included. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

         Prior to July 1, 2009, the Company's functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation's functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company's fiscal 2010 revenue and expenses will be primarily denominated in Canadian dollars (CDN$). ASC Topic 830 "Foreign Currency Matters" states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates. Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

         Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

         UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet

                                                                                        September 30,         June 30,
                                                                                                 2009             2009
                                                                                            CDN$000's        CDN$000's
                                                                                          (Unaudited)
ASSETS

Current Assets
Cash                                                                                              900               19
Receivables                                                                                         9                7
Inventories                                                                                        17                -
Prepaid expenses and deposits                                                                      65                -
                                                                                   ------------------------------------

Total Current Assets                                                                              991               26
                                                                                   ------------------------------------

Non Current Assets
Cash held for site remediation (note 11)                                                          925                -
Property, plant and equipment (note 12)                                                         8,053                -
Investment in Non Consolidated Entity (note 13)                                                   783              745
Mineral Rights (note 10)                                                                       86,798                -
                                                                                   ------------------------------------

Total Non Current Assets                                                                       96,559              745
                                                                                   ------------------------------------

Total Assets                                                                                   97,550              771
                                                                                   ====================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses                                                           3,071              116
Lease Liability                                                                                 3,916                -
Advances from Affiliates (note 3)                                                               3,847            1,138
                                                                                   ------------------------------------

Total Current Liabilities                                                                      10,834            1,254
                                                                                   ------------------------------------

Non Current Liabilities

Accrued site remediation (note 14)                                                              1,400                -
Deferred Tax Liability (note 15)                                                               12,634                -
                                                                                   ------------------------------------

Total Non Current Liabilities                                                                  14,034                -
                                                                                   ------------------------------------

Total Liabilities                                                                              24,868            1,254
                                                                                   ------------------------------------

Commitments (Note 9)

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
200,000,000 shares authorized,
177,280,840 and 126,714,130 issued and outstanding                                                22                16
Additional Paid-in-Capital                                                                     43,881           35,951
Less Treasury Stock at Cost, 2,500 shares                                                        (19)             (19)
Accumulated Other Comprehensive Loss                                                            (355)            (394)
Retained Profit(Deficit) during exploration stage                                              16,352         (11,289)
Retained Deficit prior to exploration stage                                                  (24,748)         (24,748)
                                                                                   ------------------------------------

Golden River Resources Stockholders Equity (Deficit)                                           35,133            (483)
Non Controlling Interests (note 10)                                                            37,549                -
                                                                                   ------------------------------------

Total Stockholders' Equity (Deficit)                                                           72,682            (483)
                                                                                   ------------------------------------

Total Liabilities and Stockholders' Equity                                                     97,550              771
                                                                                   ====================================

See Notes to Consolidated Financial Statements

                  GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
  Three Months Ended September 30, 2009 and 2008 and for the cumulative period
    July 1, 2002 (inception of exploration activities) to September 30, 2009
                                   (Unaudited)

                                                                                Three Months    Three Months         July 1,
                                                                                       Ended           Ended            2002
                                                                                Sep 30, 2009         Sep 30,              to
                                                                                   CDN$000's            2008         Sep 30,
                                                                                                   CDN$000's            2009
                                                                                                                   CDN$000's
                                                                              -----------------------------------------------

Revenues                                                                                   -               -               -
                                                                              -----------------------------------------------

Costs and Expenses:

Stock Based Compensation                                                                  33              80           2,754
Exploration Expenditure                                                                  260              39           3,571
Amortization                                                                             463               -             463
Loss on Disposal of Equipment                                                            384               -             385
Interest Expense, net                                                                     99               -             496
Legal, Accounting and Professional                                                       108              37           1,177
Administrative                                                                           174              25           3,560
                                                                              -----------------------------------------------

                                                                                     (1,521)           (181)        (12,406)
                                                                              -----------------------------------------------

(Loss) from Operations                                                               (1,521)           (181)        (12,406)
Foreign Currency Exchange Gain (Loss)                                                    (5)             (7)           (164)
Adjustment to fair value on stepped acquisition (note 10)                             16,098               -          16,098
Gain on bargain purchase (note 10)                                                    24,626               -          24,626
Other Income:
Interest - net, related entity                                                             -               -               5
         - other                                                                           -               -              10
                                                                              -----------------------------------------------

Profit/(Loss) before Income Tax and Equity in Profits of Non -Consolidated
Entities                                                                              39,198           (188)          28,169

Provision for  Deferred Income Tax (note 15)                                        (12,634)               -        (12,634)
                                                                              -----------------------------------------------

Profit/(Loss) before Profits of Non- Consolidated Entities                            26,564           (188)          15,535

Equity in Profits of Non-Consolidated Entities                                           396               -             136
                                                                              -----------------------------------------------

Net Profit/(Loss)                                                                     26,960           (188)          15,671


Net Loss attributable to Non-Controlling Interests                                       681               -             681
                                                                              -----------------------------------------------

Net Profit (Loss) attributable to Golden River Resources stockholders                 27,641           (188)          16,352
                                                                              -----------------------------------------------

Basic Net Profit/(Loss) Per Common Equivalent Shares                                   $0.20         $(0.01)           $0.47
                                                                              -----------------------------------------------

Diluted Net Profit/(Loss) Per Common Equivalent Shares                                 $0.20         $(0.01)           $0.47
                                                                              -----------------------------------------------

Basic Weighted Number of Common Equivalent Shares Outstanding (000's)                139,378          36,714          34,800
                                                                              -----------------------------------------------

Diluted Weighted Number of Common Equivalent Shares Outstanding (000's)              139,378          36,714          34,800
                                                                              -----------------------------------------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
  Three Months Ended September 30, 2009 and 2008 and for the cumulative period
    July 1, 2002 (inception of exploration activities) to September 30, 2009
                                   (Unaudited)

                                                                                                             July 1, 2002
                                                                               2009                       to Sep 30, 2009
                                                                          CDN$000's               2008          CDN$000's
                                                                          ---------             CDN$000's       ---------
                                                                                                ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit/(Loss)                                                            27,641              (188)             16,352

Adjustments to reconcile net profit (loss) to net cash provided by(used)
in Operating Activities
Foreign Currency Exchange Loss                                                    5                  7                144
Depreciation /amortization of Plant and Equipment                               463                  -                489
Stock based compensation                                                         33                 80              2,754
Provision for  Deferred Income tax                                           12,634                  -             12,634
Equity in profits of non-consolidated entities                                (396)                  -              (136)
Net loss attributable to non controlling interests                            (681)                  -              (681)
Adjustment to fair value on stepped acquisition                            (16,098)                  -           (16,098)
Bargain purchase of controlled entities                                    (24,626)                  -           (24,626)
Accrued interest added to principal                                                                  -                173
Net Change net of acquisition in:
Receivables                                                                     (2)                 15                (8)
Staking Deposit                                                                   -                  -                 22
Prepayments and Deposits                                                       (82)                  -               (82)
Accounts Payable and Accrued Expenses                                         1,335                110              1,454
                                                                    ------------------------------------------------------

Net Cash Provided by(Used) in Operating Activities                              226                 24            (7,609)
                                                                    ------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash acquired               (3,585)                  -            (3,585)
Purchase of Plant and Equipment                                                   -                  -               (25)
                                                                    ------------------------------------------------------

Net Cash (Used) in Investing Activities                                     (3,585)                  -            (4,610)
                                                                    ------------------------------------------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Net Borrowings from (repayments to) Affiliates                                (650)                  -                316
Proceeds from Issuance of Stock                                               5,568                  -              5,568
Repayment of Borrowings                                                        (99)                  -               (99)
Sale of Warrants (net)                                                            -                  -              4,749
Re-Purchase of Warrants                                                       (579)                  -              (579)
Proceeds from Loan Payable                                                        -                  -              3,261
                                                                    ------------------------------------------------------

Net Cash Provided by Financing Activities                                     4,240                  -             13,216
                                                                    ------------------------------------------------------

Effects of Exchange Rate on Cash                                                  -                (7)               (97)
                                                                    ------------------------------------------------------

Net Increase  in Cash                                                           881                 17                900

Cash at Beginning of Period                                                      19                  7                  -
                                                                    ------------------------------------------------------

Cash at End of Period                                                           900                 24                900
                                                                    ------------------------------------------------------
Supplemental Disclosures
Interest Paid                                                                    99                  -                439

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                                            -                  -              5,771
Stock Options recorded as Deferred Compensation                                   -                  -              1,258
Extinguishment of  Related Party Debt                                             -                  -                593
Acquisition of subsidiary (note 10)

See Notes to Consolidated Financial Statements

                                                 GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                                                             (An Exploration Stage Company)
                                               Consolidated Statements of Stockholders' Equity (Deficit)
                                                                   September 30, 2009
                                                       and for the cumulative period July 1, 2002
                                              (inception of exploration activities) to September 30, 2009
                                                                      (Unaudited)


                                                                 Retained
                                                                  Profit/    Retained           Accumulated
                                                                (Deficit)   (Deficit)                 Other
                                Common   Treasury Additional (during the    (prior to Deferred      Compre-        Non-
                                  Stock Stock, at    Paid-in  Exploration Exploration   Compen-     hensive Controlling
                       Shares    Amount      Cost    Capital       stage)      stage)    sation        Loss   Interests     Total
                       ----------------------------------------------------------------------------------------------------------
                        000's CDN$000's CDN$000's  CDN$000's    CDN$000's   CDN$000's CDN$000's   CDN$000's   CDN$000's CDN$000's

Balance June 30, 2002   6,347        $1     $(19)    $24,060            -   $(24,748)         -      $(461)           -  $(1,167)
Net loss                    -         -         -          -       $(639)           -         -           -           -     (639)
                       ----------------------------------------------------------------------------------------------------------
Balance June 30, 2003   6,347        $1     $(19)    $24,060       $(639)   $(24,748)         -      $(461)           -  $(1,806)
Issuance of 1,753,984
shares and warrants
in lieu of debt
repayment               1,754         -         -     $2,331            -           -         -           -           -    $2,331
Sale of 1,670,000
shares and warrants     1,670         -         -     $2,221            -           -         -           -           -    $2,221
Issuance of 6,943,057
shares on cashless
exercise of options     6,943        $1         -       $(1)            -           -         -           -           -        $0
Net unrealized loss on
 foreign exchange           -         -         -          -            -           -         -      $(317)           -    $(317)
Net (loss)                  -         -         -          -     $(1,616)           -         -           -           -  $(1,616)
                       ----------------------------------------------------------------------------------------------------------
Balance June 30, 2004  16,714        $2     $(19)    $28,611     $(2,255)   $(24,748)         -      $(778)           -      $813
Issuance of 1,400,000
 options under 2004
stock option plan           -         -         -     $1,646            -           -  $(1,646)           -           -        $0
Amortization of
1,400,000 options
under 2004 stock
option plan                 -         -         -          -            -           -    $1,095           -           -    $1,095
Net unrealized gain on
 foreign exchange           -         -         -          -            -           -         -       $(17)           -     $(17)
Net/(loss)                  -         -         -          -     $(3,173)           -         -           -           -  $(3,173)
                       ----------------------------------------------------------------------------------------------------------
Balance June 30, 2005  16,714        $2     $(19)    $30,257     $(5,411)   $(24,748)    $(551)      $(795)           -  $(1,265)

See Notes to Consolidated Financial Statements

                                                  GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                                                             (An Exploration Stage Company)
                                               Consolidated Statements of Stockholders' Equity (Deficit)
                                                                   September 30, 2008
                                                       and for the cumulative period July 1, 2002
                                              (inception of exploration activities) to September 30, 2009
                                                                  (Unaudited) Continued


                                                                Retained
                                                                 Profit/     Retained           Accumulated
                                                               (Deficit)    (Deficit)                 Other
                               Common   Treasury Additional (during the    (prior to  Deferred      Compre-         Non-
                                 Stock Stock, at    Paid-in  Exploration  Exploration   Compen-     hensive  Controlling
                      Shares    Amount      Cost    Capital       stage)       stage)    sation        Loss    Interests     Total
                      ------------------------------------------------------------------------------------------------------------
                       000's CDN$000's CDN$000's  CDN$000's    CDN$000's    CDN$000's CDN$000's   CDN$000's    CDN$000's CDN$000's

To eliminate deferred
 compensation against
 Additional Paid-In
 Capital                   -         -        -   $   (551)           -          -     $    551          -             -  $     0
Issuance of
 10,000,000 shares
 and 20,000,000
 options in lieu of
 debt repayment       10,000  $      1        -   $  3,320            -          -            -          -             -  $ 3,321
Capital gain on
 shares and options
 issued in lieu of
 debt repayment            -         -        -   $ (1,610)           -          -            -          -             -  $(1,610)
Sale of 20,000,000
 normal warrants           -         -        -   $    827            -          -            -          -             -  $   827
Sale of 10,000,000
 special warrants          -         -        -   $    887            -          -            -          -             -  $   887
Amortization of
 1,400,000 options
 under 2004 stock
 option plan               -         -        -        532            -          -            -          -             -      532
Net unrealized loss
 on foreign exchange       -         -        -          -            -          -            -  $    (369)            -  $  (369)
Net (loss)                 -         -        -          -   $   (1,588)         -            -          -             -  $(1,588)
                      ------------------------------------------------------------------------------------------------------------
Balance June 30, 2006 26,714  $      3 $    (19)  $ 33,662   $   (6,999)  $(24,748)    $      -  $    (426)            -  $ 1,473
Costs associated with
 sale of normal and
 special warrants          -         -        -   $     (3)           -          -            -          -             -  $    (3)
Amortization of
 1,400,000 options
 under 2004 stock
 option plan               -         -        -   $     19            -          -            -          -             -  $    19
Amortization of
 4,650,000 options
 under 2006 stock
 option plan               -         -        -   $    510            -          -            -          -             -  $   510
Net unrealized gain
 on foreign exchange       -         -        -          -            -          -            -  $      48             -  $    48
Net (loss)                 -         -        -          -   $   (1,965)         -            -          -             -  $(1,965)
                      ------------------------------------------------------------------------------------------------------------
Balance June 30, 2007 26,714  $      3 $    (19)  $ 34,188   $   (8,964)  $(24,748)    $      -  $    (378)            -  $    82

See Notes to Consolidated Financial Statements

                                                  GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                                                             (An Exploration Stage Company)
                                               Consolidated Statements of Stockholders' Equity (Deficit)
                                                                   September 30, 2009
                                                       and for the cumulative period July 1, 2002
                                              (inception of exploration activities) to September 30, 2009
                                                                  (Unaudited) Continued

                                                                    Retained
                                                                     Profit/     Retained          Accumulated
                                                                   (Deficit)    (Deficit)                Other
                                  Common   Treasury  Additional  (during the    (prior to  Deferred    Compre-        Non-
                                   Stock  Stock, at  Paid-in     Exploration  Exploration   Compen-    hensive Controlling
                        Shares    Amount       Cost  Capital           stage)      stage)   sation       Loss    Interests   Total
                      ------------------------------------------------------------------------------------------------------------
                         000's  CDN$000's  CDN$000's CDN$000's     CDN$000's   CDN$000's  CDN$000's  CDN$000's  CDN$000's CDN$000's

Amortization of
 4,650,000 options
 under 2006 stock
 option plan                 -         -         -      $333                -           -        -          -           -      333
Net unrealized gain
 on foreign exchange         -         -         -         -                -           -        -        $27           -      $27
Net (loss)                   -         -         -         -         $(1,073)           -        -          -           - $(1,073)
                      ------------------------------------------------------------------------------------------------------------
Balance June 30, 2008   26,714        $3     $(19)   $34,521        $(10,037)   $(24,748)       $-     $(351)           -   $(631)
Amortization of
 4,650,000 options
 under 2006 stock
 option plan                 -         -         -      $173                -           -        -          -           -      173
Sale of 100,000,000
 shares                100,000       $13         -      $669                -           -        -          -           -      682
Net unrealised loss
 on foreign exchange         -         -         -         -                -           -        -      $(43)           -    $(43)
Forgiveness of
 advances from
 affiliate (Note 5)          -         -         -      $588                -           -        -          -           -      588
Net (loss)                   -         -         -         -         $(1,252)           -        -          -           - $(1,252)
                      ------------------------------------------------------------------------------------------------------------
Balance June 30, 2009  126,714       $16     $(19)   $35,951        $(11,289)   $(24,748)       $-     $(394)           -   $(483)
Amortization of
 4,650,000 options
 under 2006 stock
 option plan                 -         -         -       $33                -           -        -          -                  $33
Sale of 50,566,710
 shares                 50,567        $6         -    $5,562                -           -        -          -           -   $5,568
Re-Purchase of
 warrants                    -         -         -    $(579)                -           -        -          -           -   $(579)
Net unrealised gain
 on foreign exchange         -         -         -         -                -           -        -         39           -       39
Net profit                   -         -         -         -          $26,960           -        -          -           -  $26,960
Adjustment for
 additional
 investment in
 consolidated
 subsidary                   -         -         -    $2,914                -           -        -          -           -   $2,914
Fair value of non-
 controlling interest        -         -         -         -                -           -        -          -     $38,230  $38,230
Net loss attributable
 to non-controlling
 interests                   -         -         -         -             $681           -        -          -      $(681)     $(0)
                      ------------------------------------------------------------------------------------------------------------
Balance September 30,
 2009                  177,281       $22     $(19)   $43,881          $16,352   $(24,748)        -     $(355)     $37,549  $72,682
                      ------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

               GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2009

(1)      Organisation

         Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with Mr JI Gutnick and Mrs S Gutnick. These companies owned 90.2% of Golden River Resources as of September 30, 2009.

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

         Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas in for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches. Following closing of all tranches, Golden River will hold 68.45% of Acadian.

         The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Upon completion of closing of the initial tranche, the Company was entitled to nominate one member to the board of directors of Acadian and nominated Mr Menachem Vorchheimer. The Company held a 19.9% interest in Acadian at June 30, 2009.

         The balance of the subscription by Golden River Resources into Acadian of CDN$9 million (300,000,000 shares at CDN$0.03 per share) was expected to be completed in one or more tranches upon the receipt of all necessary regulatory approvals, approval of the shareholders of Acadian and the satisfaction of certain other conditions precedent, including completion of due diligence by the Company. Acadian obtained approval from its shareholders at its annual meeting in June 2009.

          Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.7%.

         The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Golden River Resources, Acadian and its other subsidiaries (collectively "the Company"). All intercompany balances and transactions have been eliminated in consolidation.

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

(2)      Summary of Significant Accounting Policies

(i)      Functional and Reporting Currency

         Prior to July 1, 2009, the Company's functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation's functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company's fiscal 2010 revenue and expenses will be primarily denominated in Canadian dollars (CDN$). ASC Topic 830 "Foreign Currency Matters" states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates. Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

         Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

(ii) Property, plant and equipment

         Property, plant and equipment are recorded at cost. Depreciation is provided for on office assets using the declining balance method at the following annual rates (in the year of acquisition one-half of the calculated depreciation is recognized):

Vehicles                                                     30%
Building                                                      5%
Office fixtures and computer equipment                       20%

         Mine site assets are depreciated on a straight line balance method over the expected life of the mine at thirteen and one half years; assets under capital lease are depreciated on a straight line basis over the four year term of the lease.


         All other assets are depreciated over a period covering their estimated useful lives.

(iii)    Fair Value of Financial Instruments

         The Company's financial instruments consist primarily of cash, receivables, payables, advances from and payables to affiliates. The Company believes that the fair values of the Company's financial instruments approximate the carrying values, unless otherwise stated.

(iv)     Lease Liability

         Leases meeting certain criteria are accounted for as a capital lease. Imputed interest is charged against income. The capitalised value of the assets is depreciated over the term of the lease. The Company has entered into leasing agreements of four year terms for mining equipment. Obligations under capital lease are reduced by the rental payments net of imputed interest. All other leases are treated as operating leases.

(v)      Net Earnings/Loss per Share

         The Company follows the FASB ASC topic 260 "Earnings per Share" provisions which require the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects on net income (loss) per share are excluded

(vi)     Impairment of Long-Lived Assets

         In accordance with FASB ASC topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication exists, the recoverable amount of the asset, being the higher of the asset's fair value less costs to sell, is compared to the asset's carrying value. Any excess of the asset's carrying value over its recoverable amount is expensed to the statement of consolidated operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.

(3)      Affiliate Transactions

         Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

         During the three months ended September 30, 2009 and 2008, AXIS advanced the Company CDN$120,602 and CDN$65,643 respectively and provided services in accordance with the service agreement of CDN$26,791 and CDN$38,683 respectively. The amount owed to AXIS at September 30, 2009 and 2008 under current liabilities - accounts payable and accruals was CDN$684,235 and CDN$610,497 respectively. During the three months ended September 30, 2009 and 2008 AXIS did not charge interest. AXIS is affiliated through common management and ownership.

         In order to settle the first tranche of the acquisition of Acadian, Wilzed Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of the Company advanced C$582,790 (A$650,000) to the Company. The Company repaid the advance on July 24 2009. Wilzed did not charge interest on the advance.

         During the three months ended September 30, 2009, the Company entered into a subscription agreement with Northern Capital Resources Corp ("NCRC") whereby NCRC would subscribe, by March 31, 2010, for 85 million shares at an issue price of US$0.10 per share to raise US$8.5 million. During the September 30, 2009 quarter and pursuant to the subscription agreement, the Company has closed in private placement transactions with NCRC, the sale of 50,566,710 shares of common stock at an issue price of US$0.10 per share raising CDN$5,567,587. The proceeds have been utilized to fund the closing of several further tranches of the acquisition of shares in Acadian and for working capital purposes Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 67% of the outstanding common stock of NCRC.

         Acadian shares office facilities with Royal Roads Corp and Buchans River Ltd (non-consolidated entities of Acadian). During the period ended September 30, 2009 Acadian charged $61,585 in common costs to these companies. The amount charged is estimated to be the fair value of the costs.

         At September 30, 2009, there were CDN$2,583,459 in advances payable to Royal Roads Corp by ScoZinc Ltd, a 100% owned subsidiary of Acadian, which is due on November 30, 2009. Royal Roads Corp charges interest at 10% per annum, payable quarterly. Acadian guaranteed the full amount of the debt and, as security, granted security over all of its assets, including the shares of Royal Roads Corp. that Acadian owns. During the quarter, Acadian paid CDN$64,472 in interest to Royal Roads Corp.

         During the quarter, Acadian paid CDN$12,000 in consulting fees to a director of Acadian.

         Acadian acquired the remaining 50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due one year from the date of acquisition and 1% Net Smelter Royalty payable to Mr. Will Felderhof, President and CEO of Acadian, and members of his family. Amounts due are included in accounts payable and accrued liabilities at September 30, 2009. Acadian also paid an amount due to Mr. Felderhof of CDN$9,610

(4)      Recent Accounting Pronouncements

         In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles, ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates ("ASU") that will be included in the Codification. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this ASC for its quarter ended September 30, 2009. The adoption did not have any effect on our financial condition or results of operations. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

         In December 2007, the FASB issued amended ASC Topic 805, Business Combinations. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The provisions of ASC 805 are effective for the Company's fiscal year beginning July 1, 2009 which applies prospectively to all business combinations entered into on or after such date. Golden River's acquisition of Acadian (see note 11) was and any other future acquisitions will be impacted by application of this statement.

         In April 2008, the FASB issued amended ASC Topic 350, Intangibles - Goodwill and Other ("ASC 350"). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under former SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. ASC 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 has had no impact on the Company's financial position, results of operations, or cash flows.

         The Company adopted the "Financial Instruments Topic", ASC 825 on April 1, 2009. This standard requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

         In April 2009, the FASB issued ASC Topic 320-10-65, "Recognition and Presentation of Other-Than-Temporary Impairments" ("ASC 320-10-65"). ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ASC 320-10-65 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, ASC 320-10-65 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10-65 has had no impact on the Company's financial position, results of operations or cash flows.

         Effective July 1, 2009, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this topic apply to all financial instruments that are being measured and reported on a fair value basis. The adoption of ASC 820 has not and is not expected to have a material impact on the Company's financial position or results of operations.

         In May 2009, the FASB issued ASC Topic 855, Subsequent Events. This topic requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies will be required to disclose the date through which subsequent events have been evaluated. The Company adopted the provisions of ASC 855 effective for the quarter ended June 30, 2009. The adoption of this topic did not have a material effect on our financial position or results of operations.

         In August 2009, the FASB issued Accounting Standards Update No. ("ASU") 2009-05, "Measuring Liabilities at Fair Value." ASU 2009-05 supplements and amends the existing definition of fair value while reintroducing the concept of entry value (amount an entity would receive to enter into an identical liability) into the definition. Additionally, ASU 2009-05 clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after August 2009. The Company is currently assessing the impact that ASU 2009-05 may have on our consolidated financial statements; however, the Company does not anticipate that it will have a material impact.

(5)      Comprehensive Income (Loss)

         The Company follows ASC Topic 220 "Comprehensive Income" ("ASC 220"). ASC 220 requires a company to report comprehensive profit (loss) and its components in a full set of financial statements. Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. There are no material differences between net income (loss) and other comprehensive income/(loss) for the periods presented.

(6)      Going Concern

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is in the exploration stage, has sustained recurring losses which raises substantial doubts as to its ability to continue as a going concern.

         In addition the Company has historically relied on loans and advances from corporations affiliated with the President of the Company. Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

         The accumulated deficit of the Company from inception through September 30, 2009 amounted to CDN$8,396,000 of which CDN$16,352,000 is accumulated profits from July 2002, the date the Company entered the Exploration Stage, through September 30, 2009.


(7)      Issue of Options under Stock Option Plan

         The Company follows the provisions of ASC Topic 718 Compensation-Stock Compensation ( "ASC 718"), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments

         The Company has accounted for all options issued based upon their fair market value using either the Black Scholes or Binomial option pricing method. Prior to 2006, the Company used the Black Scholes option pricing method to determine the fair market value of options issued. In 2006, the Company changed from using the Black Scholes option pricing method to the Binomial option pricing model. The Binomial option pricing model breaks down the time to expiration into a number of steps or intervals and can therefore be used to value American style options, taking into account the possibility of early exercise and reflect changing inputs over time. The options issued in 2006 have three vesting periods and therefore, the Company believed the Binomial option pricing model is a more accurate measure of the fair value of the options.

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

         The Company calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 1/2 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to CDN$1,645,780 (US$1,352,820) and such amount was amortized over the vesting period. At September 30, 2009, the options were fully vested.

         Consistent with the provisions of ASC 718, the Company recorded the fair value of stock option grants in stockholders equity. Under ASC 718 an equity instrument is not considered to be issued until the instrument vests. Accordingly, as provided in ASC 718 effective July 1, 2005, the Company has reversed CDN$551,000 (US$445,900) being the unamortized restricted stock compensation at June 30, 2005 included in stockholders equity for the unvested portions of stock option grants awarded prior to the effective date of ASC 718.

         Since the issue of the options, 600,000 options have lapsed following the termination of participants to the issue.

         A summary of the options outstanding and exercisable at September 30, 2009 are as follows:

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

         The Company, through an unrelated third party consultant, has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.30, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to CDN$1,207,860 (US$1,060,200) and is being amortised over the vesting periods. For the three months ended September 30, 2009, the amortization amounted to CDN$32,971 and no options were forfeited. At September 30, 2009, the remaining value of the unamortized deferred compensation of these 4,050,000 outstanding options amounted to CDN$6,450.

         Since the issue of the options, 600,000 options have lapsed following the termination of participants to the issue.

         A summary of the options outstanding and exercisable at September 30, 2009 are as follows:

                                          Outstanding              Exercisable
Number of options                           4,050,000                2,750,000
Exercise price                               US$0.308                 US$0.308
Expiration date                      October 19, 2016         October 19, 2016

(8)      Profit(Loss) per share

         Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period. In prior periods the Company had on issue 10,000,000 special warrants which are exercisable at any time until expiration and for no consideration. On July 1, 2009 the Company re-purchased the warrants and immediately cancelled the options.

Earnings per share

         The Company calculates profit/(loss) per share in accordance with ASC Topic 260, "Earnings per Share".

         The following table reconciles the weighted average shares outstanding used for the computation:

                                                           Three months ended
                                                              September 30
                                                             2009         2008
Weighted average shares                                     000's        000's

Outstanding  - basic                                      139,378       26,714

                  - Warrants                                    -       10,000
                                                        -----------------------

Weighted average shares outstanding                       139,378       36,714
                                                        =======================


         The following table reconciles the diluted weighted average shares outstanding used for the computation:

                                                            Three months ended
                                                                September 30
                                                             2009         2008
Diluted weighted average shares                             000's        000's

Basic                                                     139,378       36,714

Effect of employee stock based awards                           -            -
                                                        -----------------------

Diluted weighted average shares outstanding               139,378       36,714
                                                        =======================


          Options to acquire 4,850,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(9)      Commitments

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

         During the calendar year end 2008 Acadian raised CDN$1,500,000 in capital through the issue of flow through shares. At September 30, 2009, Acadian had spent CDN$842,785 on qualifying activities. If Acadian does not expend the balance of funds of CDN$657,215, prior to December 31, 2009, Acadian will be liable to repay the investors the tax credits claimed on these funds. The estimated maximum liability is one half of the funds not spent.


(10)     Acquisitions

         Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches. Following closing of all tranches, Golden River will hold 68.45% of Acadian.

         The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Upon completion of closing of the initial tranche, the Company was entitled to nominate one member to the board of directors of Acadian and nominated Mr Menachem Vorchheimer. The Company held a 19.9% interest in Acadian at June 30, 2009.

         The balance of the subscription by Golden River Resources into Acadian of CDN$9 million (300,000,000 shares at CDN$0.03 per share) was expected to be completed in one or more tranches upon the receipt of all necessary regulatory approvals, approval of the shareholders of Acadian and the satisfaction of certain other conditions precedent, including completion of due diligence by the Company. Acadian obtained approval from its shareholders at its annual meeting in June 2009.

          Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.7%.

         The transaction was accounted for using the acquisition method required by ASC Topic 805, Business Combinations. The Company has prepared an interim estimate of the fair value of the net assets of Acadian at September 30, 2009. On the acquisition date, the fair value of the non-controlling interest was CDN$41,130,198. The fair value of non-controlling interest was based on an estimate of the fair value of Acadian's net assets. The assignment of the total consideration including the fair value of the net assets of the non-controlling interest as of acquisition date is as follows:

                                                                                             CDN$000's
         Cash and cash equivalents                                                               1,413
         Receivables                                                                                44
         Property, plant & equipment (net)                                                      10,033
         Prepayments                                                                                71
         Investment in Royal Roads Corp                                                            855
         Cash held for remediation                                                                 925
         Mineral rights                                                                         86,798
         Accounts payable & accruals                                                           (3,807)
         Lease liability                                                                       (4,723)
         Equipment loans payable                                                                 (371)
         Advance from Royal Roads Corp                                                         (2,654)
         Accrued site remediation                                                              (1,400)
                                                                                    -------------------

         Total fair value                                                                       87,184


         Less fair value of non-controlling interest                                          (41,130)
         Less gain recognised on acquisition                                                  (24,626)

                                                                                    -------------------
         Total consideration                                                                    21,428
                                                                                    -------------------

         Fair valuation methods used for identifiable net assets acquired in the acquisition make use of (i) the draft re-start study for the ScoZinc mine which has been adjusted using a net present value discount rate of 10%; and (ii) the valuation of 1,711,000 ounces of gold in the categories of mineralized material using a yardstick valuation of CDN$30.42 supplied by an external third party. Accordingly, the Company has attributed a fair value of CDN$86,798,238 to Mineral Rights.

         Management believes that the carrying value of receivables of CDN$$44,464, which is the gross contractual amount represents fair value at acquisition date and does not have any evidence that the amount will not be collectable.

         Management has also reviewed the property, plant & equipment and other assets and believes the fair values of those assets at acquisition date equate to the realisable values of such assets through disposal or usage.

         The acquisition of Acadian was achieved in stages. The acquisition date fair value of the equity interest in Acadian immediately before the acquisition date was CDN$17,319,353 and the amount of the gain recognized as a result of remeasuring to fair value the equity interest in Acadian before the business combination amounted to CDN$16,097,557 and has been recognized in the consolidated statement of operations as "Adjustment to fair value on stepped acquisition".

         The Company has recorded a gain on bargain purchase of CDN$24,626,130 which is disclosed separately on the consolidated statement of operations. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid. Subsequent to acquiring a majority interest in Acadian, the Company acquired an additional 4.81% interest for CDN$1 million which resulted in the Company's ownership interest in Acadian being increased from 52.764% to 57.145%.. As a result of this additional investment, the Company recorded a credit to Additional Paid-In Capital of CDN$2,914,126. The Company entered into the a fixed price agreement with Acadian in early 2009 to subscribe CDN$10 million for a 68.7% interest in Acadian, at a time when the world stock markets were at a low point given the world economic crisis at that time. The transaction contemplated several closings and was subject to several pre-conditions including approval by TSX and due diligence. Between the time of entering into the agreement and the acquisition date, world economic conditions have improved, metal prices have increased significantly and world stock markets have rallied. This resulted in significantly higher fair values for the assets of Acadian compared to the values at the time the agreement was entered into. Furthermore, Acadian was in a distressed state at the time the agreement was entered into.

          The gain on the identifiable net assets of Acadian caused a difference in the carrying value of the Company's Acadian investment between financial reporting and income taxes and resulted in a deferred tax liability (see note
15).

         The amount of revenue of Acadian since the acquisition date included in the consolidated statement of operations for the reporting period is CDN$nil and the amount of loss is CDN$1,442,533.

         The consolidated statement of operations includes the operations since July 31, 2009, which is the acquisition date. The following unaudited pro-forma information presents the results of operations for the three months ended September 30, 2009 and 2008, as if the acquisition of Acadian had occurred on July 1, 2008.

                                                                                    2009                2008
                                                                               CDN$000's           CDN$000's
         Revenue                                                                       -                   -
         Net income(loss)                                                              5               (347)
         Basic and diluted earnings(loss) per share                                 0.00              (0.01)

(11)     Cash held for Site Remediation

         Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and /or mining operations at the sites. Currently the Company has CDN$925,000 on deposit with the relevant authorities in Canada to cover the cost of this remediation work.

(12)     Property, Plant and Equipment

                                                                                       Accumulated
                                                                          Cost        Depreciation                 Net
                                                                          CDN$                CDN$                CDN$
        Office
        Building                                                       130,840              13,821             117,019
        Automotive equipment
                                                                       122,748              63,552              59,196
        Equipment
                                                                       165,000             132,975              32,025
        Office fixtures and computer equipment                         527,423             127,795             399,628
                                                            -----------------------------------------------------------

                                                                       946,011             338,143             607,868
                                                            -----------------------------------------------------------

        Mine Site
        Land                                                           566,950                   -
                                                                                                               566,950
        Building                                                     2,370,491             394,877
                                                                                                             1,975,614
        Automotive equipment                                           392,547             141,462
                                                                                                               251,085
        Mobile equipment under capital lease*                        4,293,901           3,496,589
                                                                                                               797,312
        Equipment                                                    5,789,255           1,935,261           3,853,994
                                                            -----------------------------------------------------------

                                                                    13,413,144           5,968,189           7,444,955
                                                            -----------------------------------------------------------

        Other                                                            6,589               6,589                   -
                                                            -----------------------------------------------------------

        Balance September 30, 2009                                  14,365,744           6,512,921
                                                                                                             8,052,823
                                                            -----------------------------------------------------------

(13)     Investment in Non-Consolidated Subsidiary

         At September 30, 2009, Acadian owned approximately 32.7 million shares of Royal Roads Corp. representing 29.18% of the issued and outstanding shares of Royal Roads Corp. The investment is accounted for using the equity method of accounting and is recorded on the accompanying balance sheet at CDN$783,000. The TSX Venture Exchange quoted market value of the investment at September 30, 2009 was CDN$2,617,117.

(14)     Accrued Site Remediation

         Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and /or mining operations at the sites. The estimated cost of this remediation work is CDN$1,400,000.

(15)     Income Taxes

         The Company recognises deferred tax assets or liabilities for the expected future consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

         The Company's net deferred tax liability at September 30, 2009 is summarized as follows:

                                                                                              CDN$000s

        Deferred tax asset

                 Net operating loss carry forward and tax credits
                                                                                                11,987
        Deferred tax liability
                 Investment in subsidiary                                                     (24,621)
                                                                                    -------------------

        Net deferred tax lability non-current                                                 (12,634)
                                                                                    -------------------

The Company has available net operating losses carry forward aggregating approximately CDN$29 million as of June 30, 2009 which should expire in 2028. Such losses are comprised of net operating loss carry forwards in Canada and in the United States. The Company will need to file its United States income tax returns for the applicable years for which income tax returns are not filed to establish the tax benefits of such losses.



(16)     Subsequent Events

         The Company has evaluated subsequent events through November 15, 2009 and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.


         In October 2009, Northern Capital Resources Corp ("NCRC") provided an advance of CDN$4 million to enable the Company to complete the final closing of its acquisition of Acadian, which occurred on October 22, 2009. It is the intention of NCRC and the Company to convert the CDN$4 million into shares of common stock in the Company, following the Company increasing its authorized capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FUND COSTS CONVERSION

         The consolidated statements of operations and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in Canadian dollars unless otherwise stated.

         The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

         3 months ended September 30, 2008 CDN$1.00 = US$.96216 3 months ended September 30, 2009 CDN$1.00 = US$.91035 3 months ended September 30, 2008 CDN$1.00 = A$1.08306 3 months ended September 30, 2009 CDN$1.00 = A$1.09450

RESULTS OF OPERATION

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008.

         Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas in for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches. Following closing of all tranches, Golden River will hold 68.45% of Acadian.

         The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Upon completion of closing of the initial tranche, the Company was entitled to nominate one member to the board of directors of Acadian and nominated Mr Menachem Vorchheimer. The Company held a 19.9% interest in Acadian at June 30, 2009.

         The balance of the subscription by Golden River Resources into Acadian of CDN$9 million (300,000,000 shares at CDN$0.03 per share) was expected to be completed in one or more tranches upon the receipt of all necessary regulatory approvals, approval of the shareholders of Acadian and the satisfaction of certain other conditions precedent, including completion of due diligence by the Company. Acadian obtained approval from its shareholders at its annual meeting in June 2009.

          Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.7%.

         The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Golden River Resources, Acadian and its other subsidiaries ("collectively "the Company"). All intercompany balances and transactions have been eliminated in consolidation.

         Prior to July 1, 2009, the Company's functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation's functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company's fiscal 2010 revenue and expenses will be primarily denominated in Canadian dollars (CDN$). ASC Topic 830 "Foreign Currency Matters" states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates. Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

         Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

         The Company's financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008 does not always present a true comparison.

         Costs and expenses increased from CDN$181,000 in the three months ended September 30, 2008 to CDN$1,521,000 in the three months ended September 30, 2009.

         The increase in costs and expenses is a net result of:

a) an increase in legal, accounting and professional expense from CDN$37,000 for the three months ended September 30, 2008 to CDN$108,000 for the three months ended September 30, 2009, primarily as a result of costs associated with the Company's SEC compliance obligations. Included within legal, accounting and professional expense for the three months ended September 30, 2009 is CDN$35,000 for Acadian which relates to general legal work, audit and stock transfer costs.

b) an increase in administrative costs including salaries from CDN$25,000 in the three months ended September 30, 2008 to CDN$174,000 in the three months ended September 30, 2009. Included within administrative expense for the three months ended September 30, 2009 is CDN$146,000 for Acadian which includes head office salaries, rent, office related costs and travel.

c) an increase in the exploration expenditure expense from CDN$39,000 for the three months ended September 30, 2008 to CDN$260,000 for the three months ended September 30, 2009. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the quarters ended September 30, 2008 or 2009 by the Company on the Slave and Committee Bay properties. Included within exploration expenditure expense for the three months ended September 30, 2009 is CDN$229,000for Acadian which undertook field planning activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance.

d) a decrease in stock based compensation from CDN$80,000 for the three months ended September 30, 2008 to CDN$33,000 for the three months ended September 30, 2009 as a result of a decrease in the number of options outstanding combined with a number of options being fully expensed prior to the current period. See Note 7 concerning the Company's outstanding stock options.

e) an increase in amortization expense from CDN$nil for the three months ended September 30, 2008 to CDN$463,000 for the three months ended September 30, 2009. The amortization expenses for the three months ended September 30, 2009 relates to the activities of Acadian which is amortizing the mine and mill (which is on care and maintenance), and equipment.

f) an increase in loss on disposal of equipment expense from CDN$nil for the three months ended September 30, 2008 to CDN$384,000 for the three months ended September 30, 2009. The loss on disposal of equipment expense for the three months ended September 30, 2009 relates to the activities of Acadian.

g) an increase in interest expense from CDN$nil for the three months ended September 30, 2008 to CDN$99,000 for the three months ended September 30, 2009. The interest expenses for the three months ended September 30, 2009 relates to the activities of Acadian which was paying interest on capital debt and the cost of having the debtor in possession financing in place.

         As a result of the foregoing, the loss from operations increased from CDN$181,000 for the three months ended September 30, 2008 to CDN$1,521,000 for the three months ended September 30, 2009.

         The Company recorded a foreign currency exchange loss of CDN$5,000 for the three months ended September 30, 2009 compared to a foreign currency exchange loss of CDN$7,000 for the three months ended September 30, 2008.

         On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Throughout July 2009, further closings for an aggregate of CDN$4 million occurred and at July 31, 2009, the Company held a 52.764% interest in Acadian. In accordance with accounting principles generally accepted in the United States of America, the Company calculated the difference between the fair market value and the carrying amount of the Company's 19.9% interest in Acadian at the acquisition date of July 31, 2009 and recorded an adjustment to fair value on stepped acquisition of CDN$16,098,000, for which there was no comparable amount in 2008.


         The Company has recorded a gain on bargain purchase of CDN$24,626,130 which is disclosed separately on the consolidated statement of operations. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid. Subsequent to acquiring a majority interest in Acadian, the Company acquired an additional 4.81% interest for CDN$1 million which resulted in the Company's ownership interest in Acadian being increased from 52.764% to 57.145%.. As a result of this additional investment, the Company recorded a credit to Additional Paid-In Capital of CDN$2,914,126. The Company entered into the a fixed price agreement with Acadian in early 2009 to subscribe CDN$10 million for a 68.7% interest in Acadian, at a time when the world stock markets were at a low point given the world economic crisis at that time. The transaction contemplated several closings and was subject to several pre-conditions including approval by TSX and due diligence. Between the time of entering into the agreement and the acquisition date, world economic conditions have improved, metal prices have increased significantly and world stock markets have rallied. This resulted in significantly higher fair values for the assets of Acadian compared to the values at the time the agreement was entered into. Furthermore, Acadian was in a distressed state at the time the agreement was entered into.

          There was no comparable amount in 2008.

         The profit before income tax and equity in profits of non-consolidated entities for the three months ended September 30, 2009 was CDN$39,198,000 compared to a loss for the three months ended September 30, 2008 of CDN$188,000.

         The Company has recorded a provision for tax of CDN$12,634,000 for the three months ended September 30, 2009 compared to a provision for tax of CDN$nil for the three months ended September 30, 2008, as a result of the acquisition of majority interest in Acadian.

         The profit before equity in profits of non-consolidated entities for the three months ended September 30, 2009 was CDN$26,564,000 compared to a loss for the three months ended September 30, 2008 of CDN$188,000.

         As noted above, the Company held a 19.89% interest in Acadian at June 30, 2009 which increased to 52.764% at July 31, 2009. The Company accounted for its 19.89% interest in Acadian for the month of July 2009 using the equity method of accounting). Further, the Company via Acadian, held a 29.18% interest in Royal Roads Corp which is also accounted for using the equity method of accounting and its share of the loss of the non-consolidated entities for the three months ended September 30, 2009 was A$396,000 (2008: $nil).

         The net profit was CDN$29,960,000 for the three months ended September 30, 2009 compared to a net loss of CDN$188,000 for the three months ended September 30, 2008.

         The share of the loss attributable to the non-controlling interests of Acadian amounted to A$681,000, for which there was no comparable amount in 2008.

         The net profit attributable to Golden River Resources stockholders amounted to CDN$27,641 for the three months ended September 30, 2009 compared to a net loss of CDN$188,000 for the three months ended September 30, 2008.


Liquidity and Capital Resources

         For the three months ended September 30, 2009, net cash from operating activities was CDN$226,000 primarily consisting of the net profit of CDN$27,641,000; adjustment to fair value on stepped acquisition of CDN$16,098,000; gain on bargain purchase of CDN$24,626,000; provision for deferred tax of CDN$12,634,000;an increase in accounts payable and accrued expenses of CDN$1,335,000; net cash used in investing activities of CDN$3,487,000 being the net cost of the additional investment in Acadian to 52.764%; and net cash provided by financing activities of CDN$4,240,000 being funds from the sale of common stock of CDN$5,568,000; repayment of borrowing from affiliate CDN$650,000; re-purchase of warrants CDN$579,000 and repayment of borrowings CDN$99,000.

         As of September 30, 2009, the Company had short-term obligations of CDN$10,834,000 comprising accounts payable and accrued expenses, lease liabilities and advance from related parties/associates.

         We have CDN$900,000 in cash at September 30, 2009.

         In October 2009, Northern Capital Resources Corp ("NCRC") provided an advance of CDN$4 million to enable the Company to complete the final closing of its acquisition of Acadian, which occurred on October 22, 2009.

         The Company will be required to raise further cash to fund its exploration activities in 2010 and for working capital purposes.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         At September 30, 2009, the Company had outstanding loan facilities of CDN$7,463,000 and a 100 basis points increase in interest rates would have a CDN$746,300 effect on the statement of consolidated operations. At September 30, 2009, assuming no change in the cash at bank, a 10% change in the CDN$ versus US$ exchange rate would have a CDN$9,000 effect on the consolidated statement of operations.

Item 4.       Controls and Procedures.

a)       Evaluation of Disclosure Controls and Procedures

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

b)       Change in Internal Control over Financial Reporting

         No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

c) Other

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Not Applicable

Item 1A.      Risk Factors.

Not Applicable for Smaller Reporting Company

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

                                    Dated 15 November, 2009

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