Form 10-Q
period 2009-12-31
GOLDEN RIVER RESOURCES CORP.
filed 2010-02-16
CIK 814904

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    -------
                                   FORM 10-Q
                                    -------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: December 31, 2009
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from: _____________ to _____________

                                    -------
                       GOLDEN RIVER RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)
                                    -------

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

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)
                                    -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      [x]    Yes     [ ]    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

    [ ] Large accelerated filer                  Accelerated filer  [ ]
    [ ] Non-accelerated filer                    Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                 [ ]    Yes     [x]    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 177,280,840 outstanding shares of Common Stock as of February 15, 2010.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                  [ ]    Yes      [ ]    No
================================================================================

Table Of Contents


                                                                        PAGE NO

PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements                                            2
Item 2     Management's Discussion and Analysis or Plan of Operations     20
Item 3     Quantitative and Qualitative Disclosure about Market Risk      25
Item 4     Controls and Procedures                                        25

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                              27
Item 1A    Risk Factors                                                   27
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds    27
Item 3     Defaults Upon Senior Securities                                27
Item 4     Submission of Matters to a Vote of Security Holders            27
Item 5     Other Information                                              27
Item 6     Exhibits                                                       27

SIGNATURES                                                                28

EXHIBIT INDEX                                                             29

Exh. 3.1   Amendment to Certificate of Incorporation                      30
Exh. 31.1  Certification                                                  31
Exh. 31.2  Certification                                                  33
Exh. 32.1  Certification                                                  35
Exh. 32.2  Certification                                                  36

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

     In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 2009, the results of its consolidated operations for the three and six month periods ended December 31, 2009 and December 31, 2008, and the changes in its consolidated cash flows for the six month periods ended December 31, 2009 and December 31, 2008, have been included. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

     UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet

                                                                    December 31,       June 30,
                                                                             2009          2009
                                                                        CDN$000's     CDN$000's
                                                                      (Unaudited)
ASSETS

Current Assets
Cash                                                                         432            19
Receivables                                                                   91             7
Prepaid expenses and deposits                                                168             -
                                                                 ------------------------------

Total Current Assets                                                         691            26
                                                                 ------------------------------

Non Current Assets
Cash held for site remediation (note 11)                                     925             -
Property, plant and equipment (note 12)                                    7,331             -
Investment in non consolidated entity (note 13)                              711           745
Mineral rights (note 10)                                                  86,798             -
                                                                 ------------------------------

Total Non Current Assets                                                  95,765           745
                                                                 ------------------------------

Total Assets                                                              96,456           771
                                                                 ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses                                      2,432           116
Lease liability                                                            2,527             -
Advances from affiliates (note 3)                                          5,432         1,138
                                                                 ------------------------------

Total Current Liabilities                                                 10,391         1,254
                                                                 ------------------------------

Non Current Liabilities

Accrued site remediation (note 14)                                         2,400             -
Deferred tax liability (note 15)                                          13,486             -
                                                                 ------------------------------

Total Non Current Liabilities                                             15,886             -
                                                                 ------------------------------

Total Liabilities                                                         26,277         1,254
                                                                 ------------------------------

Commitments (Note 9)

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
400,000,000 shares authorized (200,000,000 at June 30, 2009)
177,280,840 and 126,714,130 issued and outstanding                            22            16
Additional paid-in-capital                                                50,177        35,951
Less treasury stock at cost, 2,500 shares                                    (19)          (19)
Accumulated other comprehensive loss                                        (356)         (394)
Retained profit(deficit) during exploration stage                         14,402       (11,289)
Retained (deficit) prior to exploration stage                            (24,748)      (24,748)
                                                                 ------------------------------

Golden River Resources Stockholder's Equity (Deficit)                     39,478          (483)
Non Controlling Interests (note 10)                                       30,701             -
                                                                 ------------------------------

Total Stockholders' Equity (Deficit)                                      70,179          (483)
                                                                 ------------------------------

Total Liabilities and Stockholders' Equity                                96,456           771
                                                                 ==============================

See Notes to Consolidated Financial Statements

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
  Three and Six Months Ended December 31, 2009 and 2008 and for the cumulative period
     July 1, 2002 (inception of exploration activities) to December 31, 2009
                                   (Unaudited)

                                         Three Months     Three  Six Months Six Months July 1, 2002
                                                Ended    Months       Ended      Ended           to
                                         December 31,     Ended    December   December December 31,
                                                 2009  December     31, 2009   31, 2008        2009
                                            CDN$000's   31, 2008   CDN$000's  CDN$000's   CDN$000's
                                                       CDN$000's

Revenues                                 $         - $        - $         - $        - $         -
                                         ----------------------------------------------------------

Costs and Expenses:

Stock Based Compensation                           6         37          39        117       2,760
Exploration Expenditure                          741         33       1,001         72       4,312
Depreciation and Amortisation                    269          -         732          -         732
Loss/(Profit) on Disposal of Equipment          (125)         -         259          -         259
Interest Expense, net                             40          -         139          -         536
Legal, Accounting and Professional               186         22         294         59       1,363
Administrative                                   481         44         655         69       4,042
                                         ----------------------------------------------------------

                                              (1,598)      (136)     (3,119)      (317)    (14,004)

                                         ----------------------------------------------------------

(Loss) from Operations                        (1,598)      (136)     (3,119)      (317)    (14,004)

Foreign Currency Exchange Gain (Loss)             10        (15)          5        (22)       (154)

Adjustment to fair value on stepped
 acquisition (note 10)                             -          -      16,098          -      16,098

Gain on bargain purchase (note 10)                 -          -      24,626          -      24,626

Other Income:

Interest - net, related entity                     -          -           -          -           5
         - other                                   1          5           1          5          11
                                         ----------------------------------------------------------

Profit/(Loss) before Income Tax and Equity in
Profits/(Losses) of Non-Consolidated
 Entities                                     (1,587)      (146)     37,611       (334)     26,582

Provision for Deferred Income Tax
 (note 15)                                      (852)         -     (13,486)         -     (13,486)
                                         ----------------------------------------------------------

Profit/(Loss) before Profits/(Losses) of
Non-Consolidated Entities                     (2,439)      (146)     24,125       (334)     13,096

Equity in Profits/(Losses) of Non-
 Consolidated Entities                           (70)         -         326          -          66
                                         ----------------------------------------------------------

Net Profit/(Loss)                             (2,509)      (146)     24,451       (334)     13,162


Net Loss attributable to Non-Controlling
 Interests                                       559          -       1,240          -       1,240
                                         ----------------------------------------------------------

Net Profit/(Loss) attributable to Golden
 River Resources
Stockholders                                  (1,950)      (146)     25,691       (334)     14,402
                                         ----------------------------------------------------------

Basic Net Profit/(Loss) Per Common
 Equivalent Shares                       $     (0.01)$    (0.01)$      0.16 $    (0.01)$      0.41
                                         ----------------------------------------------------------

Diluted Net Profit/(Loss) Per Common
 Equivalent Shares                       $     (0.01)$    (0.01)$      0.16 $    (0.01)$      0.41
                                         ----------------------------------------------------------

Basic Weighted Number of Common
Equivalent Shares Outstanding (000's)        177,281     36,714     158,329     36,714      35,504
                                         ----------------------------------------------------------

Diluted Weighted Number of Common
 Equivalent Shares Outstanding (000's)       177,281     36,714     158,329     36,714      35,504
                                         ----------------------------------------------------------


See Notes to Consolidated Financial Statements

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
    Six Months Ended December 31, 2009 and 2008 and for the cumulative period
     July 1, 2002 (inception of exploration activities) to December 31, 2009
                                   (Unaudited)

                                                                                      July 1, 2002
                                                              2009            2008 to Dec 31, 2009
                                                         CDN$000's       CDN$000's       CDN$000's
                                                    ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit/(Loss) attributable to Golden River
 Resources Stockholders                                    25,691            (334)         14,402

Adjustments to reconcile net profit (loss) to net
 cash provided by(used) in Operating Activities
 attributable to Golden River Resources Stockholders
Foreign currency exchange (gain)/ loss                         (5)             22             134
Depreciation /amortization of plant and equipment             732               -             758
Loss on disposal of equipment                                 259               -             259
Stock based compensation                                       39             117           2,760
Provision for deferred income tax                          13,486               -          13,486
Equity in profits of non-consolidated entities               (326)              -             (66)
Net loss attributable to non controlling interests         (1,240)              -          (1,240)
Adjustment to fair value on stepped acquisition           (16,098)              -         (16,098)
Bargain purchase of controlled entities                   (24,626)              -         (24,626)
Accrued interest added to principal                           139               -             312
Net Change net of acquisition in:
Receivables                                                    (2)             11              (8)
Staking deposit                                                 -               -              22
Prepaid expenses and deposits                                 (97)              -             (97)
Accounts payable and accrued expenses                       3,784             144           3,903
                                                    ----------------------------------------------

Net Cash Provided by(Used) in Operating Activities          1,736             (40)         (6,099)
                                                    ----------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash
 acquired                                                  (7,585)              -          (8,585)
Purchase of plant and equipment                                 -               -             (25)
                                                    ----------------------------------------------

Net Cash (Used) in Investing Activities                    (7,585)              -          (8,610)
                                                    ----------------------------------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Borrowings from affiliates                                  4,578               -           5,544
Repayments to affiliates                                   (3,166)              -          (3,166)
Proceeds from issuance of stock                             5,568               -           5,568
Repayment of borrowings                                      (139)              -            (139)
Sale of warrants (net)                                          -             637           4,749
Re-purchase of warrants                                      (579)              -            (579)
Proceeds from loan payable                                      -               -           3,261
                                                    ----------------------------------------------

Net Cash Provided by Financing Activities                   6,262             637          15,238
                                                    ----------------------------------------------

Effects of Exchange Rate on Cash                                -             (13)            (97)
                                                    ----------------------------------------------

Net Increase in Cash                                          413             584             432
Cash at Beginning of Period                                    19               7               -
                                                    ----------------------------------------------

Cash at End of Period                                         432             591             432
                                                    ----------------------------------------------
Supplemental Disclosures
Interest Paid                                                 139               -             479

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                          -               -           5,771
Stock options recorded as deferred compensation                 -               -           1,258
Extinguishment of related party debt
Acquisition of subsidiary (note 10)                             -               -             593


See Notes to Consolidated Financial Statements

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                December 31, 2009
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2009
                                   (Unaudited)

                                                                  Retained      Retained          Accumulated
                                                           Profit/(Deficit)    (Deficit)                 Other
                             Common   Treasury Additional      (during the    (prior to  Deferred      Compre-        Non-
                               Stock Stock, at    Paid-in      Exploration  Exploration    Compen-     hensive Controlling
                     Shares   Amount      Cost    Capital            stage)       stage)    sation        Loss   Interests     Total
                     ---------------------------------------------------------------------------------------------------------------
                      000'sCDN$000's CDN$000's  CDN$000's         CDN$000's    CDN$000's CDN$000's   CDN$000's   CDN$000's CDN$000's
Balance June 30, 2002 6,347       $1    $ (19)   $24,060                 -    $ (24,748)        -      $ (461)           - $ (1,167)
Net loss                  -        -        -          -          $   (639)           -         -           -            -     (639)
                     ---------------------------------------------------------------------------------------------------------------
Balance June 30, 2003 6,347       $1    $ (19)   $24,060          $   (639)   $ (24,748)        -      $ (461)           - $ (1,806)
Issuance of 1,753,984
 shares and warrants
 in lieu of debt
 repayment            1,754        -        -    $ 2,331                 -            -         -           -            - $  2,331
Sale of 1,670,000
 shares and warrants  1,670        -        -    $ 2,221                 -            -         -           -            - $  2,221
Issuance of 6,943,057
 shares on cashless
 exercise of options  6,943       $1        -    $    (1)                -            -         -           -            - $      0
Net unrealized loss
 on foreign exchange      -        -        -          -                 -            -         -      $ (317)           - $   (317)
Net (loss)                -        -        -          -          $ (1,616)           -         -           -            - $ (1,616)
                     ---------------------------------------------------------------------------------------------------------------
Balance June 30, 2004 16,714      $2    $ (19)   $28,611          $ (2,255)   $ (24,748)        -      $ (778)           - $    813
Issuance of 1,400,000
 options under 2004
 stock option plan        -        -        -    $ 1,646                 -            -  $ (1,646)          -            - $      0
Amortization of
 1,400,000 options
 under 2004 stock
 option plan              -        -        -          -                 -            -  $  1,095           -            - $  1,095
Net unrealized gain
 on foreign exchange      -        -        -          -                 -            -         -      $  (17)           - $    (17)
Net/(loss)                -        -        -          -          $ (3,156)           -         -           -            - $ (3,156)
                     ---------------------------------------------------------------------------------------------------------------
Balance June 30, 2005 16,714      $2    $ (19)   $30,257          $ (5,411)   $ (24,748) $   (551)     $ (795)           - $ (1,265)


See Notes to Consolidated Financial Statements

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                December 31, 2009
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2009
                              (Unaudited) Continued


                                                                  Retained      Retained         Accumulated
                                                           Profit/(Deficit)    (Deficit)                Other
                             Common   Treasury Additional      (during the    (prior to Deferred      Compre-        Non-
                               Stock Stock, at    Paid-in      Exploration  Exploration   Compen-     hensive Controlling
                     Shares   Amount      Cost    Capital            stage)       stage)   sation        Loss   Interests     Total
                     --------------------------------------------------------------------------------------------------------------
                      000'sCDN$000's CDN$000's  CDN$000's         CDN$000's    CDN$000'sCDN$000's   CDN$000's   CDN$000's CDN$000's
To eliminate deferred
 compensation against
 Additional Paid-In
 Capital                  -        -        -   $   (551)                -            -      $551          -            - $      0
Issuance of
 10,000,000 shares
 and 20,000,000
 options in lieu of
 debt repayment      10,000       $1        -   $  3,320                 -            -         -          -            - $  3,321
Capital gain on
 shares and options
 issued in lieu of
 debt repayment           -        -        -   $ (1,610)                -            -         -          -            - $ (1,610)
Sale of 20,000,000
 normal warrants          -        -        -   $    827                 -            -         -          -            - $    827
Sale of 10,000,000
 special warrants         -        -        -   $    887                 -            -         -          -            - $    887
Amortization of
 1,400,000 options
 under 2004 stock
 option plan              -        -        -        532                 -            -         -          -            -      532
Net unrealized loss
 on foreign exchange      -        -        -          -                 -            -         -     $  369            - $   (369)
Net (loss)                -        -        -          -          $ (1,588)           -         -          -            - $ (1,588)
                     --------------------------------------------------------------------------------------------------------------
Balance June 30, 2006 26,714      $3    $ (19)  $ 33,662          $ (6,999)   $ (24,748)     $  -     $ (426)           - $  1,473
Costs associated with
 sale of normal and
 special warrants         -        -        -   $     (3)                -            -         -          -            - $     (3)
Amortization of
 1,400,000 options
 under 2004 stock
 option plan              -        -        -   $     19                 -            -         -          -            - $     19
Amortization of
 4,650,000 options
 under 2006 stock
 option plan              -        -        -   $    510                 -            -         -          -            - $    510
Net unrealized gain
 on foreign exchange      -        -        -          -                 -            -         -     $   48            - $     48
Net (loss)                -        -        -          -          $ (1,965)           -         -          -            - $ (1,965)
                     --------------------------------------------------------------------------------------------------------------
Balance June 30, 2007 26,714      $3    $ (19)  $ 34,188          $ (8,964)   $ (24,748)     $  -     $ (378)           - $     82


See Notes to Consolidated Financial Statements

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                December 31, 2009
                   and for the cumulative period July 1, 2002
           (inception of exploration activities) to December 31, 2009
                              (Unaudited) Continued


                                                                   Retained      Retained         Accumulated
                                                            Profit/(Deficit)   (Deficit)                 Other
                              Common   Treasury Additional      (during the    (prior to Deferred      Compre-         Non-
                                Stock Stock, at    Paid-in      Exploration  Exploration   Compen-     hensive Controlling
                      Shares   Amount      Cost    Capital            stage)       stage)   sation        Loss    Interests   Total
                     ---------------------------------------------------------------------------------------------------------------
                       000'sCDN$000's CDN$000's  CDN$000's         CDN$000's    CDN$000'sCDN$000's   CDN$000's   CDN$000's CDN$000's
Amortization of
 4,650,000 options
 under 2006 stock
 option plan               -        -        -    $   333                 -            -         -          -            -      333
Net unrealized gain
 on foreign exchange       -        -        -          -                 -            -         -     $   27            -  $    27
Net (loss)                 -        -        -          -         $  (1,073)           -         -          -            -  $(1,073)
                     ---------------------------------------------------------------------------------------------------------------
Balance June 30, 2008 26,714      $ 3    $ (19)   $34,521         $ (10,037)   $ (24,748)       $-     $ (351)           -  $  (631)
Amortization of
 4,650,000 options
 under 2006 stock
 option plan               -        -        -    $   173                 -            -         -          -            -      173
Sale of 100,000,000
 shares              100,000      $13        -    $   669                 -            -         -          -            -      682
Net unrealised loss
 on foreign exchange       -        -        -          -                 -            -         -     $  (43)           -  $   (43)
Forgiveness of
 advances from
 affiliate (Note 5)        -        -        -    $   588                 -            -         -          -            -      588
Net (loss)                 -        -        -          -         $  (1,252)           -         -          -            -  $(1,252)
                     ---------------------------------------------------------------------------------------------------------------
Balance June 30, 2009126,714      $16    $ (19)   $35,951         $ (11,289)   $ (24,748)       $-     $ (394)           -  $  (483)
Amortization of
 4,650,000 options
 under 2006 stock
 option plan               -        -        -    $    39                 -            -         -          -               $    39
Sale of 50,566,710
 shares               50,567      $ 6        -    $ 5,562                 -            -         -          -            -  $ 5,568
Re-Purchase of
 warrants                  -        -        -    $  (579)                -            -         -          -            -  $  (579)
Net unrealised gain
 on foreign exchange       -        -        -          -                 -            -         -         38            -       38
Net profit                 -        -        -          -         $  24,451            -         -          -            -  $24,451
Adjustment for
 additional
 investment in
 consolidated
 subsidiary                -        -        -    $ 9,204                 -            -         -          -            -  $ 9,204
Fair value of non-
 controlling interest      -        -        -          -                 -            -         -          -     $ 31,941  $31,941
Net loss attributable
 to non-controlling
 interests                 -        -        -          -         $   1,240            -         -          -     $ (1,240) $    (0)
                     ---------------------------------------------------------------------------------------------------------------
Balance December 31,
 2009                177,281      $22    $ (19)   $50,177         $  14,402    $ (24,748)        -     $ (356)    $ 30,701  $70,179
                     ---------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               December 31, 2009

(1)     Organisation
        ------------

     Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with Mr JI Gutnick and Mrs S Gutnick. These companies owned 96.7% of Golden River Resources as of December 31, 2009.

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

     Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches giving Golden River a 68.76% holding of Acadian.

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

     Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.76%.

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

(2)     Summaryof  Significant  Accounting  Policies
        --------------------------------------------

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

(iii)     Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, receivables, payables, advances from and payables to affiliates due to the short term maturities of these instruments. The Company believes that the fair values of the Company's financial instruments approximate the carrying values, unless otherwise stated since the current interest rates approximate market rates.

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

(v)     Net  Profit/Loss  per  Share

     The Company follows the FASB ASC Topic 260 "Earnings per Share" provisions which require the reporting of both basic and diluted profit/(loss) per share. Basic profit/(loss) per share is computed by dividing net profit/(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net profit/(loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects on net profit/(loss) per share are excluded.

(vi)     Impairment of Long-Lived Assets

     In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and mineral rights when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication exists, the recoverable amount of the asset, being the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset compared to the asset's carrying value. If the asset's carrying value exceeds the recoverable amount, any excess of the asset's carrying value over its fair value is expensed to the consolidated statement of operations. In assessing fair value, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.

(3)     Affiliate  Transactions
        -----------------------

     Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

     During the six months ended December 31, 2009 and 2008, AXIS advanced the Company CDN$251,091 and CDN$105,862 respectively and provided services in accordance with the service agreement of CDN$74,515 and CDN$65,032 respectively. The amounts owed to AXIS at December 31, 2009 and 2008 was CDN$853,252 and CDN$704,467 respectively and are reflected in current liabilities - advances from affiliates and accounts payable and accruals. During the six months ended December 31, 2009 and 2008 AXIS did not charge interest. AXIS is affiliated through common management and ownership.

     In order to settle the first tranche of the acquisition of Acadian, Wilzed Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of the Company advanced C$582,790 (A$650,000) to the Company. The Company repaid the advance on July 24, 2009. Wilzed did not charge interest on the advance.

     During the six months ended December 31, 2009, the Company entered into a subscription agreement with Northern Capital Resources Corp ("NCRC") whereby NCRC would subscribe, by March 31, 2010, for 85 million shares at an issue price of US$0.10 per share to raise US$8.5 million. During September 2009 pursuant to the subscription agreement, the Company has closed in private placement transactions with NCRC, the sale of 50,566,710 shares of common stock at an issue price of US$0.10 per share raising CDN$5,567,587. The proceeds have been utilized to fund the closing of several further tranches of the acquisition of shares in Acadian and for working capital purposes Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 51.05% of the outstanding common stock of NCRC. The amount owed to NCRC at December 31, 2009 under current liabilities - advances from affiliates was CDN$4,578,600, It is the intention of NCRC and the Company to convert approximately CDN$4 million into shares of common stock in the Company. NCRC currently holds approximately 90.73% of the outstanding common stock of the Company.

     Acadian shares office facilities with Royal Roads Corp and Buchans River Ltd (non-consolidated entities of Acadian). During the period ended December 31, 2009 Acadian charged CDN$124,844 in common costs to these companies. The amount charged is estimated to be the fair value of the costs.

     On November 24, 2009, CDN$2,583,459 was repaid to Royal Roads Corp by Acadian on behalf of ScoZinc Ltd, a 100% owned subsidiary of Acadian. Royal Roads Corp charged interest at 10% per annum, payable quarterly. Acadian guaranteed the full amount of the debt and, as security, granted security over all of its assets, including the shares of Royal Roads Corp. that Acadian owns. During the period ended December 31,2009, Acadian paid CDN$103,085 in interest to Royal Roads Corp on behalf of ScoZinc.

     During the six months ended December 31, 2009 Acadian paid CDN$12,000 in consulting fees to a director of Acadian.

     Acadian acquired the remaining 50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due one year from the date of acquisition and 1% Net Smelter Royalty payable to Mr. Will Felderhof, President and CEO of Acadian, and members of his family. Amounts due are included in accounts payable and accrued liabilities at December 31, 2009. Acadian also paid an amount due to Mr. Felderhof of CDN$9,610.

(4)     Recent  Accounting  Pronouncements
        ----------------------------------

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

     In December 2007, the FASB issued amended ASC Topic 805, Business Combinations. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The provisions of ASC 805 are effective for the Company's fiscal year beginning July 1, 2009 which applies prospectively to all business combinations entered into on or after such date. Golden River's acquisition of Acadian (see note 10) was and any other future acquisitions will be impacted by application of this statement.

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

     Effective July 1, 2009, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this topic apply to all financial instruments that are being measured and reported on a fair value basis. The adoption of ASC 820 has had no material impact on the Company's financial position or results of operations.

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

     In August 2009, the FASB issued Accounting Standards Update No. ("ASU") 2009-05, "Measuring Liabilities at Fair Value." ASU 2009-05 supplements and amends the existing definition of fair value while reintroducing the concept of entry value (amount an entity would receive to enter into an identical liability) into the definition. Additionally, ASU 2009-05 clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after August 2009. The provisions of ASU 2009-05 do not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810):
Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10. For thoseentities that have already adopted FAS No. 160 the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS160. The provisions of ASU 2010-02 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

(5)     ComprehensiveProfit  (Loss)
        ---------------------------

     The Company follows ASC Topic 220 "Comprehensive Income" ("ASC 220"). ASC 220 requires a company to report comprehensive profit/(loss) and its components in a full set of financial statements. Comprehensive profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. There are no material differences between net profit/(loss) and other comprehensive profit/(loss) for the periods presented.

(6)     Going  Concern
        --------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is in the exploration stage, has sustained recurring losses which raises substantial doubts as to its ability to continue as a going concern.

     In addition the Company has historically relied on loans and advances from corporations affiliated with the President of the Company. Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year. The accumulated deficit of the Company from inception through December 31, 2009 amounted to CDN$10,346,000 of which CDN$14,402,000 is retained profits from July 2002, the date the Company entered the Exploration Stage, through December 31, 2009.

(7)     Issue  of  Options  under  Stock  Option  Plan
        ----------------------------------------------

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

     The Company calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to CDN$1,645,780 (US$1,352,820) and such amount was amortized over the vesting period. At December 31, 2009, the options were fully vested.

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

     A summary of the options outstanding and exercisable at December 31, 2009 are as follows:

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

     The Company, through an unrelated third party consultant, has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.30, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to CDN$1,207,860 (US$1,060,200) and such amount was amortised over the vesting period. For the six months ended December 31, 2009, the amortization amounted to CDN$39,421 and no options were forfeited. At December 31, 2009, the options were fully vested.

     Since the issue of the options, 600,000 options have lapsed following the termination of participants to the issue.

     A summary of the options outstanding and exercisable at December 31, 2009 are as follows:

                                  Outstanding         Exercisable
Number of options                   4,050,000           4,050,000
Exercise price                       US$0.308            US$0.308
Expiration date              October 19, 2016    October 19, 2016



(8)  Profit(Loss) per share
     ----------------------

     Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period. In prior periods the Company had on issue 10,000,000 special warrants which are exercisable at any time until expiration and for no consideration. On July 1, 2009 the Company re-purchased the warrants and immediately cancelled the options.

Profit/(Loss) per share

     The Company calculates profit/(loss) per share in accordance with ASC Topic 260, "Earnings per Share".

     The following table reconciles the weighted average shares outstanding used for the computation:

                                                   Six months ended
                                                     December 31
Weighted average shares                               2009       2008
                                                     '000s      '000s
Outstanding - basic                                158,329     26,714
      - Warrants                                         -     10,000
                                                ---------------------
Weighted average shares outstanding                158,329     36,714
                                                =====================

     The following table reconciles the diluted weighted average shares outstanding used for the computation:

                                                 Three months ended
                                                     December 31
Diluted weighted average shares                       2009       2008
                                                      '000       '000
Basic                                              177,281     36,714
Effect of employee stock based awards                    -          -
                                                ---------------------
Diluted weighted average shares outstanding        177,281     36,714
                                                =====================

    Options to acquire 4,850,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(9)  Commitments
     -----------

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

(10)  Acquisitions
      ------------

     Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches giving Golden River a 68.76% holding of Acadian.

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

     Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.765%.

     The transaction was accounted for using the acquisition method required by ASC Topic 805, Business Combinations. The Company has prepared an interim estimate of the fair value of the net assets of Acadian at December 31, 2009. On the acquisition date of July 31, 2009, the fair value of the non-controlling interest was CDN$41,130,198. The fair value of non-controlling interest was based on an estimate of the fair value of Acadian's net assets. The assignment of the total consideration including the fair value of the net assets of the non-controlling interest as of acquisition date is as follows:


                                                              CDN$000's
Cash and cash equivalents                                            1,413
Receivables                                                             44
Property, plant & equipment (net)                                   10,033
Prepayments                                                             71
Investment in Royal Roads Corp                                         855
Cash held for remediation                                              925
Mineral rights                                                      86,798
Accounts payable & accruals                                         (3,807)
Lease liability                                                     (4,723)
Equipment loans payable                                               (371)
Advance from Royal Roads Corp                                       (2,654)
Accrued site remediation                                            (1,400)
                                                          -----------------

Total fair value                                                    87,184


Less fair value of non-controlling interest
Less gain recognised on acquisition                                (41,130)

                                                          -----------------
Total consideration                                                 21,428
                                                          -----------------

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

     Management believes that the carrying value of receivables of CDN$44,464 which is the gross contractual amount represents fair value at acquisition date and does not have any evidence that the amount will not be collectable.

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

     The Company has recorded a gain on bargain purchase of CDN$24,626,130 which is disclosed separately on the consolidated statement of operations. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid. Subsequent to acquiring a majority interest in Acadian, the Company acquired an additional 4.81% interest for CDN$1 million which resulted in the Company's ownership interest in Acadian being increased from 52.764% to 57.145%. As a result of this additional investment, the Company recorded a credit to Additional Paid-In Capital of CDN$2,914,126. In October 2009 the Company acquired a further interest of 11.62% for CDN$4 million which resulted in the Company's ownership interest in Acadian being increased from 57.145% to 68.765%. As a result of this further additional investment the Company recorded a credit to Additional
Paid-In Capital of CDN$6,289,706. The Company entered into the a fixed price agreement with Acadian in early 2009 to subscribe CDN$10 million for a 68.765% interest in Acadian, at a time when the world stock markets were at a low point given the world economic crisis at that time. The transaction contemplated several closings and was subject to several pre-conditions including approval by TSX and due diligence. Between the time of entering into the agreement and the acquisition date, world economic conditions have improved, metal prices have increased significantly and world stock markets have rallied. This resulted in significantly higher fair values for the assets of Acadian compared to the values at the time the agreement was entered into. Furthermore, Acadian was in a distressed state at the time the agreement was entered into.

     The gain on the identifiable net assets of Acadian caused a difference in the carrying value of the Company's Acadian investment between financial reporting and income taxes and resulted in a deferred tax liability (see note
15).

     The amount of revenue of Acadian since the acquisition date included in the consolidated statement of operations for the reporting period is CDN$nil and the amount of loss from operations is CDN$2,889,052.

     The consolidated statement of operations includes the operations since July 31, 2009, which is the acquisition date. The following unaudited pro-forma information presents the results of operations for the six months ended December 31, 2009 and 2008, as if the acquisition of Acadian had occurred on July 1, 2008.

                                                          2009             2008
                                                     CDN$000's        CDN$000's
Revenue                                                      -                -
Net profit(loss)                                         (991)         (19,992)
Basic and diluted profit(loss) per share                (0.00)           (0.54)

     During the quarter ended December 31, 2008 Acadian recorded impairment charge write off of CDN$19,791,000 based at that time on the review by management of the carrying value of mining assets and investments.

     During July, 2009 Acadian recorded a gain on settlement of liabilities under Companies' Creditors Arrangement Act of CDN$3,104,170 and as at December 31, 2009 Acadian recorded a loss on disposal of leased assets of CDN$311,096.

(1)     Cash  held  for  Site  Remediation
        ----------------------------------

     Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and /or mining operations at the sites. Currently the Company has CDN$925,000 on deposit with the relevant authorities in Canada to cover the cost of this remediation work.

(2)     Property,  Plant  and  Equipment
        --------------------------------


                                                       Accumulated
                                                Cost   Depreciation          Net
                                                CDN$           CDN$         CDN$
Office
Building                                     130,840         15,588      115,252
Automotive equipment                         122,748         69,281       53,467
Equipment                                    165,000        165,000            -
Office fixtures and computer
 equipment                                   527,423        121,062      406,361
                                     -------------------------------------------
                                             946,011        370,931      575,080
                                     -------------------------------------------

Mine Site
Land                                         566,950              -      566,950
Building                                   2,370,491        436,972    1,933,519
Automotive equipment                         392,547        156,232      236,315
Mobile equipment under capital lease       1,467,845      1,238,845      229,000
Equipment                                  5,789,255      1,999,439    3,789,906
                                     -------------------------------------------
                                          10,587,088      3,831,400    6,755,688
                                     -------------------------------------------
Other                                          6,589          6,589            -
                                     -------------------------------------------
Balance December 31, 2009                 11,533,099      4,202,331    7,330,768
                                     -------------------------------------------

(13)     Investment  in  Non-Consolidated Entity
         ---------------------------------------

     At December 31, 2009, Acadian owned approximately 32.7 million shares of Royal Roads Corp. representing 29.18% of the issued and outstanding shares of Royal Roads Corp. The investment is accounted for using the equity method of accounting and is recorded on the accompanying balance sheet at CDN$711,000. The TSX Venture Exchange quoted market value of the investment at December 31, 2009 was CDN$3,271,396.

(14)     Accrued  Site  Remediation
         --------------------------

     Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and /or mining operations at the sites. The estimated cost of this remediation work is CDN$2,400,000

(15)     Income  Taxes
         -------------

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

     The Company's net deferred tax liability at December 31, 2009 is summarized as follows:


                                                                    CDN$000s

Deferred tax asset
  Net operating loss carry forward and tax credits                   11,135
Deferred tax liability
  Investment in subsidiary                                          (24,621)
                                                           -----------------
Net deferred tax liability non-current                              (13,486)
                                                           -----------------

     The Company has available net operating losses carry forward aggregating approximately CDN$29 million as of June 30, 2009 which should expire in 2029. Such losses are comprised of net operating loss carry forwards in Canada and in the United States.

(16)     Subsequent  Events
         ------------------

     The Company has evaluated subsequent events through February 15, 2010 and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

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

     The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

     6 months ended December 31, 2008 CDN$1.00 = US$.8183
     6 months ended December 31, 2009 CDN$1.00 = US$.9532
     6 months ended December 31, 2008 CDN$1.00 = A$1.1855
     6 months ended December 31, 2009 CDN$1.00 = A$1.0675

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

     The Company's financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the six months ended December 31, 2009 to the six months ended December 31, 2008 does not always present a true comparison.

RESULTS OF OPERATION

Three Months Ended December 31, 2009 vs.Three Months Ended December 31, 2008.

     Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas in for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches. Golden River holds 68.765% of Acadian.

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

      Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.765%.

     Costs and expenses increased from CDN$136,000 in the three months ended December 31, 2008 to CDN$1,598,000 in the three months ended December 31, 2009. As a result of the acquisition of Acadian, a comparison of costs and expenses from 2008 to 2009 is not necessarily accurate.

     The  increase  in  costs  and  expenses  is  a  net  result  of:

     a) an increase in legal, accounting and professional expense from CDN$22,000 for the three months ended December 31, 2008 to CDN$186,000 for the three months ended December 31, 2009, primarily as a result of costs associated with the Company's SEC and IRS compliance obligations. Included within legal, accounting and professional expense for the three months ended December 31, 2009 is CDN$71,000 which relates to the Company's tax compliance work and CDN$35,000 for Acadian which relates to general legal work, audit and stock transfer costs.

     b) an increase in administrative costs including salaries from CDN$44,000 in the three months ended December 31, 2008 to CDN$481,000 in the three months ended December 31, 2009. Included within administrative expense for the three months ended December 31, 2009 is CDN$277,000 for Acadian which includes head office salaries, rent, office related costs and travel.

     c) an increase in the exploration expenditure expense from CDN$33,000 for the three months ended December 31, 2008 to CDN$741,000 for the three months ended December 31, 2009. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the three months ended December 31, 2008 or 2009 by the Company on the Slave and Committee Bay properties. Included within exploration expenditure expense for the three months ended December 31, 2009 is work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance and an increase in site remediation accrual for Acadian's exploration and mining sites.

     d) a decrease in stock based compensation from CDN$37,000 for the three months ended December 31, 2008 to CDN$6,000 for the three months ended December 31, 2009 as a result of the number of options being fully expensed prior to the current period. See Note 7 concerning the Company's outstanding stock options.

     e) an increase in amortization expense from CDN$nil for the three months ended December 31, 2008 to CDN$269,000 for the three months ended December 31, 2009. The amortization expenses for the three months ended December 31, 2009 relates to the activities of Acadian which is amortizing the mine and mill (which is on care and maintenance), and equipment.

     f) an increase in profit on disposal of equipment expense from CDN$nil for the three months ended December 31, 2008 to CDN$125,000 for the three months ended December 31, 2009. The profit on disposal of equipment expense for the three months ended December 31, 2009 relates to the activities of Acadian where part of the mining fleet on lease was disposed of as the Scotia mine is on care and maintenance.

     g) an increase in interest expense from CDN$nil for the three months ended December 31, 2008 to CDN$40,000 for the three months ended December 31, 2009. The interest expense for the three months ended
          December 31, 2009 relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place.

     As a result of the foregoing, the loss from operations increased from CDN$136,000 for the three months ended December 31, 2008 to CDN$1,598,000 for the three months ended December 31, 2009.

     The Company recorded a foreign currency exchange gain of CDN$10,000 for the three months ended December 31, 2009 compared to a foreign currency exchange loss of CDN$15,000 for the three months ended December 31, 2008.

     A decrease in interest income from CDN$5,000 for the three months ended December 31, 2008 to CDN$1,000 for the three months ended December 31, 2009.

     The loss before income taxes and equity in profits/(losses) of non-consolidated entities for the three months ended December 31, 2009 was CDN$1,587,000 compared CDN$146,000 for the three months ended December 31, 2008. The Company has recorded a increase of CDN$852,000 in the provision for tax for the three months ended December 31, 2009 compared to CDN$nil for the three months ended December 31, 2008.

     The loss before equity in profits/(losses) of non-consolidated entities for the three months ended December 31, 2009 was CDN$2,439,000 compared to CDN$146,000 for the three months ended December 31, 2008.

     The share of loss in non-consolidated entities for the three months ended December 31, 2009 amounted to CDN$70,000 for which there was no comparable amount in 2008. As noted above, the Company held a 19.89% interest in Acadian at June 30, 2009 which increased to 52.764% at July 31, 2009. The Company accounted for its 19.89% interest in Acadian for the month of July 2009 using the equity method of accounting. Further, the Company via Acadian, held a 29.18% interest in Royal Roads Corp which is also accounted for using the equity method of accounting and its share of the loss of the non-consolidated entities for the three months ended December 31, 2009 was CDN$70,000 (2008: $nil).

     The net loss was CDN$2,509,000 for the three months ended December 31, 2009 compared to CDN$146,000 for the three months ended December 31, 2008.

     The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$559,000, for which there was no comparable amount in 2008.

     The net loss attributable to Golden River Resources stockholders amounted to CDN$1,950,000 for the three months ended December 31, 2009 compared to CDN$146,000 for the three months ended December 31, 2008.

Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008.

     Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas in for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches. Golden River holds 68.765% of Acadian.

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

     Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.765%.

     Costs and expenses increased from CDN$317,000 in the six months ended December 31, 2008 to CDN$3,119,000 in the six months ended December 31, 2009. As a result of the acquisition of Acadian, a comparison of costs and expenses from 2008 to 2009 is not necessarily accurate.

     The  increase  in  costs  and  expenses  is  a  net  result  of:

     a) an increase in legal, accounting and professional expense from CDN$59,000 for the six months ended December 31, 2008 to CDN$294,000 for the six months ended December 31, 2009, primarily as a result of costs associated with the Company's SEC and IRS compliance obligations. Included within legal, accounting and professional expense for the six months ended December 31, 2009 is CDN$71,000 which relates to the Company's tax compliance work and CDN$35,000 for Acadian which relates to general legal work, audit and stock transfer costs.

     b) an increase in administrative costs including salaries from CDN$69,000 in the six months ended December 31, 2008 to CDN$655,000 in the six months ended December 31, 2009. Included within administrative expense for the six months ended December 31, 2009 is CDN$423,000 for Acadian which includes head office salaries, rent, office related costs and travel.

     c) an increase in the exploration expenditure expense from CDN$72,000 for the six months ended December 31, 2008 to CDN$1,001,000 for the six months ended December 31, 2009. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the six months ended December 31, 2008 or 2009 by the Company on the Slave and Committee Bay properties. Included within exploration expenditure expense for the six months ended December 31, 2009 is work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance and CDN$1,000,000 increase in provision for site remediation.

     d) a decrease in stock based compensation from CDN$117,000 for the six months ended December 31, 2008 to CDN$39,000 for the six months ended December 31, 2009 as a result of options being fully expensed prior to the current period. See Note 7 concerning the Company's outstanding stock options.

     e) an increase in amortization expense from CDN$nil for the six months ended December 31, 2008 to CDN$732,000 for the six months ended December 31, 2009. The amortization expenses for the six months ended December 31, 2009 relates to the activities of Acadian which is amortizing the mine and mill (which is on care and maintenance), and equipment.

     f) an increase in loss on disposal of equipment expense from CDN$nil for the six months ended December 31, 2008 to CDN$259,000 for the six months ended December 31, 2009. The loss on disposal of equipment expense for the six months ended December 31, 2009 relates to the activities of Acadian where part of the mining fleet on lease was disposed of as the Scotia mine is on care and maintenance.

     g) an increase in interest expense from CDN$nil for the six months ended December 31, 2008 to CDN$139,000 for the six months ended December 31, 2009. The interest expenses for the six months ended
          December 31, 2009 relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place.

     As a result of the foregoing, the loss from operations increased from CDN$317,000 for the six months ended December 31, 2008 to CDN$3,119,000 for the six months ended December 31, 2009.

     The Company recorded a foreign currency exchange gain of CDN$5,000 for the six months ended December 31, 2009 compared to a foreign currency exchange loss of CDN$22,000 for the six months ended December 31, 2008.

     The Company also recorded a decrease in interest income from CDN$5,000 for the six months ended December 31, 2008 to CDN$1,000 for the six months ended December 31, 2009.

     On March 17, 2009, the Company announced that it had reached agreement with Acadian to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Throughout July 2009, further closings for an aggregate of CDN$4 million occurred and at July 31, 2009, the Company held a 52.764% interest in Acadian. In accordance with accounting principles generally accepted in the United States of America, the Company calculated the difference between the fair market value and the carrying amount of the Company's 19.9% interest in Acadian at the acquisition date of July 31, 2009 and recorded an adjustment to fair value on stepped acquisition of CDN$16,098,000, for which there was no comparable amount in 2008.

     The Company has recorded a gain on bargain purchase of CDN$24,626,130 which is disclosed separately on the consolidated statement of operations. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid. Subsequent to acquiring a majority interest in Acadian, the Company acquired an additional 16.001% interest for CDN$5 million which resulted in the Company's ownership interest in Acadian being increased from 52.764% to 68.765%As a result of this additional investment, the Company recorded a credit to Additional Paid-In Capital of CDN$9,203,832. The Company entered into the a fixed price agreement with Acadian in early 2009 to subscribe CDN$10 million for a 68.765% interest in Acadian, at a time when the world stock markets were at a low point given the world economic crisis at that time. The transaction contemplated several closings and was subject to several pre-conditions including approval by TSX and due diligence. Between the time of entering into the agreement and the acquisition date, world economic conditions have improved, metal prices have increased significantly and world stock markets have rallied. This resulted in significantly higher fair values for the assets of Acadian compared to the values at the time the agreement was entered into. Furthermore, Acadian was in a distressed state at the time the agreement was entered into. There was no comparable amount in 2008.

     The profit before income tax and equity in profits/(losses) of non-consolidated entities for the six months ended December 31, 2009 was CDN$37,611,000 compared to a loss for the six months ended December 31, 2008 of CDN$334,000.

     The Company has recorded a provision for tax of CDN$13,486,000 for the six months ended December 31, 2009 compared to a provision for tax of CDN$nil for the six months ended December 31, 2008, as a result of the acquisition of majority interest in Acadian.

     The profit before equity in profits of non-consolidated entities for the six months ended December 31, 2009 was CDN$24,125,000 compared to a loss for the six months ended December 31, 2008 of CDN$334,000.

     As noted above, the Company held a 19.89% interest in Acadian at June 30, 2009 which increased to 52.764% at July 31, 2009. The Company accounted for its 19.89% interest in Acadian for the month of July 2009 using the equity method of accounting. Further, the Company via Acadian, held a 29.18% interest in Royal Roads Corp which is also accounted for using the equity method of accounting and its share of the loss of the non-consolidated entities for the six months ended December 31, 2009 was CDN$326,000 (2008: $nil).

     The net profit was CDN$24,451,000 for the six months ended December 31, 2009 compared to a net loss of CDN$334,000 for the six months ended December 31, 2008.

     The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$1,240,000, for which there was no comparable amount in 2008.

     The net profit attributable to Golden River Resources stockholders amounted to CDN$25,691,000 for the six months ended December 31, 2009 compared to a net loss of CDN$334,000 for the six months ended December 31, 2008.

Liquidity and Capital Resources

     For the six months ended December 31, 2009, net cash from operating activities was CDN$1,736,000 primarily consisting of the net profit of CDN$25,691,000; adjustment to fair value on stepped acquisition of CDN$16,098,000; gain on bargain purchase of CDN$24,626,000; provision for deferred tax of CDN$13,486,000;an increase in accounts payable and accrued expenses of CDN$3,784,000; net cash used in investing activities of CDN$7,585,000 being the net cost of the additional investment in Acadian to 68.765%; and net cash provided by financing activities of CDN$6,262,000 being funds from the sale of common stock of CDN$5,568,000; borrowings from affiliates CDN$4,578,000; repayment to affiliates CDN$3,166,000; re-purchase of warrants CDN$579,000 and repayment of borrowings CDN$139,000.

     As of December 31, 2009, the Company had short-term obligations of CDN$10,391,000 comprising accounts payable and accrued expenses, lease liabilities and advance from related parties/associates.

     We  have  CDN$432,000  in  cash  at  December  31,  2009.

     The Company will be required to raise further cash to fund its exploration activities in 2010 and for working capital purposes. In addition, Acadian will be required to raise further cash to fund its exploration activities and for working capital purposes and this may be raised through equity or debt. This may require Golden River Resources to participate in an equity raising or providing debt financing to Acadian.

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

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

     At December 31, 2009, the Company had outstanding loan facilities of CDN$7,725,000 and a 100 basis points increase in interest rates would have a CDN$772,500 effect on the consolidated statement of operations. At December 31, 2009, assuming no change in the cash at bank, a 10% change in the CDN$ versus US$ exchange rate would have a CDN$4,000 effect on the consolidated statement of operations.

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

c)     Other

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                          PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.

Not Applicable

Item 1A.     Risk Factors.

Not Applicable for Smaller Reporting Company

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.     Defaults Upon Senior Securities.

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.     Other Information.

Not Applicable

Item 6.     Exhibits.

(a) Exhibit No.  Description

    3.1          Amendment to Certificate of Incorporation dated December 14,
                 2009.

    31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

    31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

    32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002.

    32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002.

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

                                      By:  /s/ Peter Lee
                                           -------------
                                           Peter Lee
                                           Director, Secretary and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                     Dated: February 15, 2010

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

3.1             Amendment  to Certificate of Incorporation dated December 14,
                2009.

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002.