Form 10-Q
period 2010-03-31
GOLDEN RIVER RESOURCES CORP.
filed 2010-05-14
CIK 814904

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    -------
                                   FORM 10-Q
                                    -------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2010
                                       or

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

                              011 (613) 8532 2860
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

* The registrant has not yet been phased into the interactive data requirements.
                                                              [ ] Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

    Large accelerated filer [ ]              Accelerated filer  [ ]
    Non-accelerated filer [ ]                Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).           Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 229,317,640 outstanding shares of Common Stock as of May 14, 2010.

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

--------------------------------------------------------------------------------
================================================================================

Table Of Contents


                                                                                        PAGE NO

PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements                                                               2
Item 2         Management's Discussion and Analysis or Plan of Operations                        18
Item 3         Quantitative and Qualitative Disclosure about Market Risk                         22
Item 4         Controls and Procedures                                                           22

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                                                 23
Item 1A        Risk Factors                                                                      23
Item 2         Unregistered Sales of Equity Securities and Use of Proceeds                       23
Item 3         Defaults Upon Senior Securities                                                   23
Item 4         Removed and Reserved                                                              23
Item 5         Other Information                                                                 23
Item 6         Exhibits                                                                          23


SIGNATURES                                                                                       24

EXHIBIT INDEX                                                                                    25


Exh. 31.1      Certification                                                                     26
Exh. 31.2      Certification                                                                     27
Exh. 32.1      Certification                                                                     28
Exh. 32.2      Certification                                                                     29

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

     In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2010, the results of its consolidated operations for the three and nine month periods ended March 31, 2010 and March 31, 2009 and for the cumulative period July 1, 2002 (inception of exploration activities) through March 31, 2010, and the changes in its consolidated cash flows for the nine month periods ended
March 31, 2010 and March 31, 2009 and for the cumulative period July 1, 2002 (inception of exploration activities) through March 31, 2010, have been included. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet

                                                                                            March 31, 2010                  June 30,
                                                                                                                                2009
                                                                                                 CDN$000's                 CDN$000's
                                                                                               (Unaudited)
ASSETS

Current Assets
Cash                                                                                                  101                        19
Receivables                                                                                            47                         7
Prepaid expenses and deposits                                                                         182                         -
                                                                                ----------------------------------------------------

Total Current Assets                                                                                  330                        26
                                                                                ----------------------------------------------------

Non Current Assets
Cash held for site remediation (note 11)                                                              925                         -
Property, plant and equipment (note 12)                                                             7,148                         -
Investment in non consolidated entity (note 13)                                                       620                       745
Mineral rights (note 10)                                                                           86,798                         -
                                                                                ----------------------------------------------------

Total Non Current Assets                                                                           95,491                       745
                                                                                ----------------------------------------------------

Total Assets                                                                                       95,821                       771
                                                                                ====================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses                                                               1,791                       116
Note payable (note 3)                                                                               1,000                         -
Lease liability                                                                                     2,527                         -
Advances from affiliates (note 3)                                                                       3                     1,138
                                                                                ----------------------------------------------------

Total Current Liabilities                                                                           5,321                     1,254
                                                                                ----------------------------------------------------

Non Current Liabilities

Accrued site remediation (note 14)                                                                  2,400                         -
Advances from affiliates (note 3)                                                                   1,054                         -
Deferred tax liability (note 15)                                                                   13,486                         -
                                                                                ----------------------------------------------------

Total Non Current Liabilities                                                                      16,940                         -
                                                                                ----------------------------------------------------

Total Liabilities                                                                                  22,261                     1,254
                                                                                ----------------------------------------------------

Commitments (Note 9)

Stockholders' Equity (Deficit):
Common Stock: $.0001 par value
400,000,000 shares authorized (200,000,000 at June 30, 2009)
226,317,640 and 126,714,130 issued and outstanding                                                     27                        16
Additional paid-in-capital                                                                         55,368                    35,951
Less treasury stock at cost, 2,500 shares                                                             (19)                      (19)
Accumulated other comprehensive loss                                                                 (372)                     (394)
Retained profit (deficit) during exploration stage                                                 13,076                   (11,289)
Retained (deficit) prior to exploration stage                                                     (24,748)                  (24,748)
                                                                                ----------------------------------------------------

Golden River Resources Stockholder's Equity (Deficit)                                              43,332                      (483)
Non Controlling Interests (note 10)                                                                30,228                         -
                                                                                ----------------------------------------------------

Total Stockholders' Equity (Deficit)                                                               73,560                      (483)
                                                                                ----------------------------------------------------

Total Liabilities and Stockholders' Equity                                                         95,821                       771
                                                                                ====================================================

The accompanying notes are an integral part of the consolidated financial statements

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                     Consolidated Statements of Operations
   Three and Nine Months Ended March 31, 2010 and 2009 and for the cumulative period
      July 1, 2002 (inception of exploration activities) to March 31, 2010
                                  (Unaudited)

                                                           Three Months Three Months  Nine Months  Nine Months    July 1, 2002
                                                                  Ended        Ended        Ended        Ended             to
                                                              March 31,    March 31,    March 31,    March 31,       March 31,
                                                                   2010         2009         2010         2009           2010
                                                              CDN$000's    CDN$000's    CDN$000's    CDN$000's      CDN$000's

Revenues                                                   $         -  $         -  $         -  $         -   $           -
                                                           -------------------------------------------------------------------

Costs and expenses:

Stock based compensation                                             -           28           39          145           2,760
Exploration expenditure                                            546           39        1,547          111           4,858
Depreciation and amortization                                      160            -          892            -             892
Loss/(profit) on disposal of equipment                             (12)           -          247            -             247
Interest expense, net                                                2            1          141            1             538
Legal, accounting and professional                                 119          168          413          227           1,482
Administrative                                                     890           31        1,545          100           4,932
                                                           -------------------------------------------------------------------

                                                                 1,705          267        4,824          584          15,709
                                                           -------------------------------------------------------------------


(Loss) from operations                                          (1,705)        (267)      (4,824)        (584)        (15,709)

Foreign currency exchange gain (loss)                               (2)         (26)           3          (48)           (156)

Adjustment to fair value on stepped acquisition (note 10)            -            -       16,098            -          16,098

Gain on bargain purchase (note 10)                                   -            -       24,626            -          24,626

Other income:

Interest - net, related entity - net, related entity                 -            -            -            -               5
         - Other                                                     -            1            1            6              11
                                                           -------------------------------------------------------------------

Profit/(loss) before income tax and equity in
 profits/(losses) of non-consolidated entities                  (1,707)        (292)      35,904         (626)         24,875

Equity in profits/(losses) of non-consolidated entities            (92)           -          234            -             (26)
                                                           -------------------------------------------------------------------

Profit/(loss) before income tax                                 (1,799)        (292)      36,138         (626)         24,849

Provision for deferred income tax (note 15)                          -            -      (13,486)           -         (13,486)
                                                           -------------------------------------------------------------------

Net profit/(loss)                                               (1,799)        (292)      22,652         (626)         11,363

Net loss attributable to non-controlling interests                 473            -        1,713            -           1,713
                                                           -------------------------------------------------------------------

Net profit/(loss) attributable to Golden River Resources
 stockholders                                                   (1,326)        (292)      24,365         (626)         13,076
                                                           -------------------------------------------------------------------

Basic net profit/(loss) per common equivalent shares       $     (0.01) $     (0.00) $      0.15  $     (0.01)  $        0.33
                                                           -------------------------------------------------------------------

Diluted net profit/(loss) per common equivalent shares     $     (0.01) $     (0.00) $      0.15  $     (0.01)  $        0.33
                                                           -------------------------------------------------------------------

Basic weighted number of common equivalent shares
 outstanding (000's)                                           177,826      136,714      164,733       77,955          40,028
                                                           -------------------------------------------------------------------

Diluted weighted number of common equivalent shares
 outstanding (000's)                                           177,826      136,714      164,733       77,955          40,028
                                                           -------------------------------------------------------------------

The accompanying notes are integral part of the consolidated financial statements

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                     Consolidated Statements of Cash Flows
    Nine Months Ended March 31, 2010 and 2009 and for the cumulative period
      July 1, 2002 (inception of exploration activities) to March 31, 2010
                                  (Unaudited)


                                                                                                                       July 1, 2002
                                                                                             2010            2009   to Mar 31, 2010
                                                                                        CDN$000's       CDN$000's         CDN$000's
                                                                              ------------------- --------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(loss) attributable to Golden River Resources Stockholders                     24,365            (626)           13,076

Adjustments to reconcile net profit (loss) to net cash provided by(used) in operating activities attributable to Golden River Resources Stockholders
Foreign currency exchange (gain)/ loss                                                        (3)             27               136
Depreciation /amortization of plant and equipment                                            892               -               918
Loss on disposal of equipment                                                                247               -               247
Stock based compensation                                                                      39             142             2,760
Provision for deferred income tax                                                         13,486               -            13,486
Equity in profits of non-consolidated entities                                              (234)              -                26
Net loss attributable to non controlling interests                                        (1,713)              -            (1,713)
Adjustment to fair value on stepped acquisition                                          (16,098)              -           (16,098)
Bargain purchase of controlled entities                                                  (24,626)              -           (24,626)
Accrued interest added to principal                                                          139               -               312
Net change net of acquisition in:
Receivables                                                                                  (41)             12               (47)
Staking deposit                                                                                -               -                22
Prepaid expenses and deposits                                                               (182)              -              (182)
Accounts payable and accrued expenses                                                       (662)              9              (543)
                                                                              -----------------------------------------------------

Net Cash Provided by(Used) in Operating Activities                                        (4,391)           (436)          (12,226)
                                                                              -----------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash acquired                             (7,585)           (998)           (8,585)
Purchase of plant and equipment                                                                -               -               (25)
                                                                              -----------------------------------------------------

Net Cash (Used) in Investing Activities                                                   (7,585)           (998)           (8,610)
                                                                              -----------------------------------------------------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Borrowings from affiliates                                                                 5,178               -             6,144
Repayments to affiliates                                                                  (3,166)              -            (3,166)
Proceeds from issuance of stock                                                           10,764               -            10,764
Repayment of borrowings                                                                     (139)              -              (139)
Sale of warrants (net)                                                                         -             643             4,749
Re-purchase of warrants                                                                     (579)              -              (579)
Proceeds from loan payable                                                                     -             837             3,261
                                                                              -----------------------------------------------------

Net Cash Provided by Financing Activities                                                 12,058           1,480            21,034
                                                                              -----------------------------------------------------

Effects of Exchange Rate on Cash                                                               -             (25)              (97)
                                                                              -----------------------------------------------------

Net Increase in Cash                                                                          82              21               101
Cash at Beginning of Period                                                                   19               7                 -
                                                                              -----------------------------------------------------

Cash at End of Period                                                                        101              28               101
                                                                              -----------------------------------------------------
Supplemental Disclosures
Interest Paid                                                                                139               -               479

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares                                                         -               -             5,771
Stock options recorded as deferred compensation                                                -               -             1,258
Extinguishment of related party debt
Acquisition of subsidiary (note 10)                                                            -               -               593

The accompanying notes are integral part of the consolidated financial statements

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                 March 31, 2010
                   and for the cumulative period July 1, 2002
            (inception of exploration activities) to March 31, 2010
                                  (Unaudited)

                                                                 Retained      Retained           Accumulated
                                                          Profit/(Deficit)    (Deficit)                 Other
                            Common   Treasury Additional      (during the    (prior to  Deferred      Compre-         Non-
                              Stock Stock, at    Paid-in      Exploration   Exploration   Compen-     hensive  Controlling
                   Shares    Amount      Cost    Capital            stage)       stage)    sation        Loss    Interests     Total
                   ------ --------- --------- ---------- ----------------- ------------ --------- ----------- ------------ ---------
                    000's CDN$000's CDN$000's  CDN$000's         CDN$000's    CDN$000's CDN$000's   CDN$000's    CDN$000's CDN$000's
Balance June 30,
 2002               6,347 $       1 $    (19) $  24,060                 -  $   (24,748)        -  $     (461)            - $ (1,167)
Net loss                -         -        -          -  $           (639)           -         -           -             -     (639)
                   -----------------------------------------------------------------------------------------------------------------
Balance June 30,
 2003               6,347 $       1 $    (19) $  24,060  $           (639) $   (24,748)        -  $     (461)            - $ (1,806)
Issuance of
 1,753,984 shares
 and warrants in
 lieu of debt
 repayment          1,754         -        -  $   2,331                 -            -         -           -             - $  2,331
Sale of 1,670,000
 shares and
 warrants           1,670         -        -  $   2,221                 -            -         -           -             - $  2,221
Issuance of
 6,943,057 shares
 on cashless
 exercise of
 options            6,943 $       1        -  $      (1)                -            -         -           -             - $      0
Net unrealized loss
 on foreign
 exchange               -         -        -          -                 -            -         -  $     (317)            - $   (317)
Net (loss)              -         -        -          -  $         (1,616)           -         -           -             - $ (1,616)
                   -----------------------------------------------------------------------------------------------------------------
Balance June 30,
 2004              16,714 $       2 $    (19) $  28,611  $         (2,255) $   (24,748)        -  $     (778)            - $    813
Issuance of
 1,400,000 options
 under 2004 stock
 option plan            -         -        -  $   1,646                 -            -  $ (1,646)          -             - $      0
Amortization of
 1,400,000 options
 under 2004 stock
 option plan            -         -        -          -                 -            -  $  1,095           -             - $  1,095
Net unrealized gain
 on foreign
 exchange               -         -        -          -                 -            -         -  $      (17)            - $    (17)
Net/(loss)              -         -        -          -  $         (3,156)           -         -           -             - $ (3,156)
                   -----------------------------------------------------------------------------------------------------------------
Balance June 30,
 2005              16,714 $       2 $    (19) $  30,257  $         (5,411) $   (24,748) $   (551) $     (795)            - $ (1,265)
To eliminate
 deferred
 compensation
 against Additional
 Paid-In Capital        -         -        -  $    (551)                -            -  $    551           -             - $      0
Issuance of
 10,000,000 shares
 and 20,000,000
 options in lieu of
 debt repayment    10,000 $       1        -  $   3,320                 -            -         -           -             - $  3,321
Capital gain on
 shares and options
 issued in lieu of
 debt repayment         -         -        -  $  (1,610)                -            -         -           -             - $ (1,610)
Sale of 20,000,000
 normal warrants        -         -        -  $     827                 -            -         -           -             - $    827
Sale of 10,000,000
 special warrants       -         -        -  $     887                 -            -         -           -             - $    887
Amortization of
 1,400,000 options
 under 2004 stock
 option plan            -         -        -        532                 -            -         -           -             -      532
Net unrealized loss
 on foreign
 exchange               -         -        -          -                 -            -         -  $      369             - $    369
Net (loss)              -         -        -          -  $         (1,588)           -         -           -             - $ (1,588)
                   -----------------------------------------------------------------------------------------------------------------
Balance June 30,
 2006              26,714 $       3 $    (19) $  33,662  $         (6,999) $   (24,748) $      -  $     (426)            - $  1,473

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                 March 31, 2010
                   and for the cumulative period July 1, 2002
            (inception of exploration activities) to March 31, 2010
                             (Unaudited) Continued

                                                                 Retained      Retained           Accumulated
                                                          Profit/(Deficit)    (Deficit)                 Other
                            Common   Treasury Additional      (during the    (prior to  Deferred      Compre-         Non-
                              Stock Stock, at    Paid-in      Exploration   Exploration   Compen-     hensive  Controlling
                   Shares    Amount      Cost    Capital            stage)       stage)    sation        Loss    Interests     Total
                  ------- --------- --------- ---------- ----------------- ------------ --------- ----------- ------------ ---------
                    000's CDN$000's CDN$000's  CDN$000's         CDN$000's    CDN$000's CDN$000's   CDN$000's    CDN$000's CDN$000's
Costs associated
 with sale of
 normal and
 special warrants       -         -        -  $      (3)                -            -          -          -            -  $     (3)
Amortization of
 1,400,000 options
 under 2004 stock
 option plan            -         -        -  $      19                 -            -          -          -            -  $     19
Amortization of
 4,650,000 options
 under 2006 stock
 option plan            -         -        -  $     510                 -            -          -          -            -  $    510
Net unrealized
 gain on foreign
 exchange               -         -        -          -                 -            -          - $       48            -  $     48
Net (loss)              -         -        -          -  $         (1,965)           -          -          -            -  $ (1,965)
                  ------------------------------------------------------------------------------------------------------------------
Balance June 30,
 2007              26,714 $       3 $    (19) $  34,188  $         (8,964) $   (24,748) $       - $     (378)           -  $     82
Amortization of
 4,650,000 options
 under 2006 stock
 option plan            -         -        -  $     333                 -            -          -          -            -       333
Net unrealized
 gain on foreign
 exchange               -         -        -          -                 -            -          - $       27            -  $     27
Net (loss)              -         -        -          -  $         (1,073)           -          -          -            -  $ (1,073)
                  ------------------------------------------------------------------------------------------------------------------
Balance June 30,
 2008              26,714 $       3 $    (19) $  34,521  $        (10,037) $   (24,748) $       - $     (351)           -  $   (631)
Amortization of
 4,650,000 options
 under 2006 stock
 option plan            -         -        -  $     173                 -            -          -          -            -       173
Sale of
 100,000,000
 shares           100,000 $      13        -  $     669                 -            -          -          -            -       682
Net unrealised
 loss on foreign
 exchange               -         -        -          -                 -            -          - $      (43)           -  $    (43)
Forgiveness of
 advances from
 affiliate (Note
 5)                     -         -        -  $     588                 -            -          -          -            -       588
Net (loss)              -         -        -          -  $         (1,252)           -          -          -            -  $ (1,252)
                  ------------------------------------------------------------------------------------------------------------------
Balance June 30,
 2009             126,714 $      16 $    (19) $  35,951  $        (11,289) $   (24,748) $       - $     (394)           -  $   (483)
Amortization of
 4,650,000 options
 under 2006 stock
 option plan            -         -        -  $      39                 -            -          -          -               $     39
Sale of 99,603,510
 shares            99,604 $      11        -  $  10,753                 -            -          -          -            -  $ 10,764
Re-purchase of
 warrants               -         -        -  $    (579)                -            -          -          -            -  $   (579)
Net unrealised
 gain on foreign
 exchange               -         -        -          -                 -            -          - $       22               $     22
Net profit              -         -        -          -  $         22,652                       -          -            -  $ 22,652
Adjustment for
 additional
 investment in
 consolidated
 subsidiary             -         -        -  $   9,204                 -            -          -          -            -  $  9,204
Fair value of non-
 controlling
 interest               -         -        -          -                 -            -          -          -  $    31,941  $ 31,941
Net loss
 attributable to
 non-controlling
 interests              -         -        -          -  $          1,713            -          -          -  $    (1,713) $     (0)
                  ------------------------------------------------------------------------------------------------------------------
Balance March 31,
 2010             226,318 $      27 $    (19) $  55,368  $         13,076  $   (24,748) $       - $     (372) $    30,228  $ 73,560
                  ------------------------------------------------------------------------------------------------------------------


The accompanying notes are integral part of the consolidated financial statements

              GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2010

(1)     Organisation
        ------------
     Golden River Resources Corporation ("Golden River Resources"), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with the President of Golden River Resources and his spouse. These companies owned 95.41% of Golden River Resources as of March 31, 2010.

     During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia, Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd, a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company's name to Golden River Resources.

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

(2)     Summary  of  Significant  Accounting  Policies
        ----------------------------------------------
(i)     Functional  and  Reporting  Currency

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

(iii)     Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, receivables, accounts payable and accrued expenses, and advances from affiliates. The carrying amounts of cash receivables, accounts payable and accrued expenses approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

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

(vi)     Impairment  of  Long-Lived  Assets

     The Company accounts for its long-lived assets in accordance with ASC Topic 360, "Impairment or Disposal of Long-Lived Assets". ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets, including property, plant and equipment and mineral rights, by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, the impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

(3)     Affiliate  Transactions
        -----------------------

     Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

     During the nine months ended March 31, 2010 and 2009, AXIS advanced the Company CDN$403,729 and CDN$106,967 respectively and provided services in accordance with the service agreement of CDN$281,866 and CDN$90,513 respectively. The amounts owed to AXIS at March 31, 2010 and 2009 was CDN$1,053,524 and CDN$461,373 respectively and are reflected in non-current liabilities - advances from affiliates. During the nine months ended March 31, 2010 and 2009 AXIS did not charge interest. AXIS is affiliated through common management and ownership.

     In order to settle the first tranche of the acquisition of Acadian, Wilzed Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of the Company advanced CDN$582,790 (A$650,000) to the Company. The Company repaid the advance on July 24, 2009. Wilzed did not charge interest on the advance.

     During the nine months ended March 31, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp ("NCRC") whereby NCRC would subscribe, for shares by March 31, 2010, for 85 million shares at an issue price of US$0.10 per share to raise US$8.5 million. During September 2009, pursuant to the subscription agreement, the Company has closed in private placement transactions with NCRC, the sale of 50,566,710 shares of common stock at an issue price of US$0.10 per share raising CDN$5,582,790. On March 31, 2010, the Company closed a further private placement transaction with NCRC, by the sale of 49,036,800 shares of common stock at a purchase price of US$0.10 per share for aggregate proceeds of CDN$5,181,196. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 45.67% of the outstanding common stock of NCRC. NCRC currently holds approximately 92.74% of the outstanding common stock of the Company. The amount owed to NCRC at March 31, 2010 under current liabilities - advances from affiliates was CDN$3,456.

     Acadian shares office facilities with Royal Roads Corp and Buchans River Ltd (non-consolidated entities of Acadian). During the period ended March 31, 2010 Acadian charged CDN$45,000 in common costs to these companies. The amount charged is estimated to be the fair value of the costs. The amount was offset against interest owing to Royal Roads on intercompany advances.

     On November 24, 2009, CDN$2,583,459 was repaid to Royal Roads Corp by Acadian on behalf of ScoZinc Ltd, a 100% owned subsidiary of Acadian. Royal Roads Corp charged interest at 10% per annum, payable quarterly. Acadian guaranteed the full amount of the debt and, as security, granted security over all of its assets, including the shares of Royal Roads Corp. that Acadian owns During the nine months ended March 31, 2010 Acadian paid CDN$15,000 in consulting fees to a director of Acadian.

     Acadian acquired the remaining 50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due July 2010 and a 1% net smelter royalty payable to Mr. Will Felderhof, the former President and CEO of Acadian, and members of his family. Amounts due are reflected in current liabilities - note payable at March 31, 2010. Acadian also paid an amount due to Mr. Felderhof of CDN$9,610.

     The Company has the option to extend the terms of the CDN$1.0 million note for a further 12 months for a CDN$100,000 principal payment. During the extension period, the note bears 10% interest calculated monthly.

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

     In May 2009, the Financial Accounting Standards Board (FASB) issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. This ASU retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

     In  January  2010,  the FASB issued ASU 2010-02, Consolidation (Topic 810):
Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10. For those entities that have already adopted FAS No. 160 the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS160. The provisions of ASU 2010-02 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after June 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

(5)     Comprehensive  Profit  (Loss)
        -----------------------------

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

     In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of the Company. Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result, the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

     The accumulated deficit of the Company from inception through March 31, 2010 amounted to CDN$10,783,000 of which CDN$13,965,000 is retained profits from July 2002, the date the Company entered the Exploration Stage, through March 31, 2010.

(7)     Issue  of  Options  under  Stock  Option  Plan
        ----------------------------------------------

     The Company follows the provisions of ASC Topic 718 Compensation-Stock Compensation ("ASC 718"), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

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

     The Company calculated the fair value of the 1,400,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$1.00, maturity period of 5 years 7 months, risk free interest rate of 5.15% and volatility of 20%. This equates to a value of US31.85 cents per option. The total value of the options equates to CDN$1,645,780 (US$1,352,820) and such amount was amortized over the vesting period. At March 31, 2010, the options were fully vested.

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

A summary of the options outstanding and exercisable at March 31, 2010 are as follows:
                                                Outstanding          Exercisable
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

     The Company, through an unrelated third party consultant, has calculated the fair value of the 4,650,000 options using the binomial option pricing model using a fair value share price of US$0.30, exercise price of US30.84 cents, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to CDN$1,207,860 (US$1,060,200) and such amount was amortised over the vesting period. For the nine months ended March 31, 2010, the amortization amounted to CDN$39,421 and no options were forfeited. At March 31, 2010, the options were fully vested.

     Since the issue of the options, 600,000 options have lapsed following the termination of participants to the issue.

     A summary of the options outstanding and exercisable at March 31, 2010 are as follows:

                                                Outstanding          Exercisable
     Number of options                            4,050,000            4,050,000
     Exercise price                                US$0.308             US$0.308
     Expiration date                       October 19, 2016     October 19, 2016

(8)     Profit(Loss)  per  share
        ------------------------

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

     The following table reconciles the weighted average shares outstanding used for the computation:

                                                    Nine months ended
                                                         March 31
     Weighted average shares                           2010       2009
                                                      '000s      '000s
     Outstanding - basic                            164,733     67,955
                 - Warrants                               -     10,000
                                                 ---------------------
     Weighted average shares outstanding            164,733     77,955
                                                 =====================

     The following table reconciles the diluted weighted average shares outstanding used for the computation:

                                                    Three months ended
                                                          March 31
     Diluted weighted average shares                   2010       2009
                                                      '000s      '000s
     Basic                                          177,826    136,714
     Effect of employee stock based awards                -          -
                                                 ---------------------
     Diluted weighted average shares outstanding    177,826    136,714
                                                 =====================

      Options to acquire 4,850,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(9)     Commitments
        -----------

     In June 2008, the Company agreed on terms with Tahera Diamond Corporation to obtain full control of the mining properties that are listed in the Tahera/GRR agreement through the issuance of 3,000,000 shares of common stock and the payment of CDN$86,000. The CDN$86,000 was paid prior to June 30, 2008 On May 10, 2010 the final agreements were executed and the shares have been issued.

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

                                                                   CDN$000's
     Cash and cash equivalents                                        1,413
     Receivables                                                         44
     Property, plant & equipment (net)                               10,033
     Prepayments                                                         71
     Investment in Royal Roads Corp                                     855
     Cash held for remediation                                          925
     Mineral rights                                                  86,798
     Accounts payable & accrued expenses                             (3,807)
     Lease liability                                                 (4,723)
     Equipment loans payable                                           (371)
     Advance from Royal Roads Corp                                   (2,654)
     Accrued site remediation                                        (1,400)
                                                           -----------------

     Total fair value                                                87,184

     Less fair value of non-controlling interest                    (41,130)
     Less gain recognised on acquisition                            (24,626)
                                                           -----------------

     Total consideration                                             21,428
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

     The amount of revenue of Acadian since the acquisition date included in the consolidated statement of operations for the reporting period is CDN$nil and the amount of loss from operations is CDN$4,155,970.

     The consolidated statement of operations includes the operations since July 31, 2009, which is the acquisition date. The following unaudited pro-forma information presents the results of operations for the nine months ended March 31, 2010 and 2009, as if the acquisition of Acadian had occurred on July 1, 2008.

                                                                  2010      2009
                                                             CDN$000's CDN$000's
     Revenue                                                        -         -
     Net profit(loss)                                          (2,191)  (22,147)
     Basic and diluted profit(loss) per share                   (0.01)    (0.28)

     During the quarter ended December 31, 2008, Acadian recorded an impairment charge write off of CDN$19,791,000 based at that time on the review by management of the carrying value of mining assets and investments.

     During July, 2009 Acadian recorded a gain on settlement of liabilities under Companies' Creditors Arrangement Act of CDN$3,104,170 and as at March 31, 2010 Acadian recorded a loss on disposal of leased assets of CDN$311,096

(11)     Cash  held  for  Site  Remediation
         ----------------------------------

     Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and /or mining operations at the sites. Currently the Company has CDN$925,000 on deposit with the relevant authorities in Canada to cover the cost of this remediation work.

(12)     Property,  Plant  and  Equipment
         --------------------------------

                                                            Accumulated
                                                     Cost   Depreciation          Net
                                                     CDN$           CDN$         CDN$
     Office
     Building                                     120,840         16,904      103,936
     Automotive equipment                         122,748         73,291       49,457
     Equipment                                    165,000        165,000            -
     Office fixtures and computer equipment       514,923        141,295      373,628
                                            -----------------------------------------
                                                  923,511        396,490      527,021
                                            -----------------------------------------

     Mine Site
     Land                                         566,950              -      566,950
     Building                                   2,370,491        482,630    1,887,861
     Automotive equipment                         392,547        168,047      224,500
     Mobile equipment under capital lease       1,467,845      1,238,845      229,000
     Equipment                                  5,789,255      2,076,006    3,713,249
                                            -----------------------------------------
                                               10,587,088      3,965,528    6,621,560
                                            -----------------------------------------
     Other                                          6,589          6,589            -
                                            -----------------------------------------
     Balance March 31, 2010                    11,517,188      4,368,607    7,148,581
                                            -----------------------------------------

(13)     Investment  in  Non-Consolidated  Entity
         ----------------------------------------

     At March 31, 2010, Acadian owned approximately 32.7 million shares of Royal Roads Corp. representing 29.18% of the issued and outstanding shares of Royal
Roads Corp. The investment is accounted for using the equity method of accounting and is recorded on the consolidated balance sheet at CDN$620,000. The TSX Venture Exchange quoted market value of the investment at March 31, 2010 was CDN$1,962,838. On April 23, 2010, Acadian completed the sale of the investment in Royal Roads Corp. for CDN$1,962,838.

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

     The Company's net deferred tax liability at March 31, 2010 is summarized as follows:

                                                                             USA
                                                                            2010
                                                                        CDN$000s

     Deferred tax asset
          Net operating loss carry forward and tax credits               11,135
     Deferred tax liability
          Investment in subsidiary                                      (24,621)
                                                            --------------------
     Net deferred tax liability non-current                             (13,486)
                                                            --------------------

     The Company has available net operating losses carry forward aggregating approximately CDN$29 million as of June 30, 2009 which should expire in years 2010 through 2029. Such losses are comprised of net operating loss carry forwards in Canada of CDN$26 million and in the United States of CDN$4 million.

(16)     Subsequent  Events
         ------------------

     The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

     On April 23, 2010, Acadian completed the sale of the 29.18% investment in Royal Roads of 32.7 million shares Corp. for CDN$1,962,838. The investment was accounted for using the equity method of accounting and the approximately recorded value at the date of sale is CDN$556,140. The estimated net gain after expenses and income tax attributable to Golden River Resources stockholders is CDN$596,126.

     On May 10, 2010 the agreements with Tahera Diamond Corporation to obtain full control of the mining properties that are listed in the Tahera/GRR agreement were executed. In June 2008, the Company agreed on the terms with Tahera Diamond Corporation to obtain full control of the mining properties that are listed in the Tahera/GRR agreement through the issuance of 3,000,000 shares of common stock and the payment of CDN$86,000. The CDN$86,000 was paid prior to June 30, 2008 and the shares have been issued.

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

     The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

     9 months ended March 31, 2009 CDN$1.00 = US$.8007
     9 months ended March 31, 2010 CDN$1.00 = US$.9815
     9 months ended March 31, 2009 CDN$1.00 = A$1.1720
     9 months ended March 31, 2010 CDN$1.00 = A$1.0678

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

     The Company's financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the nine months ended March 31, 2010 to the nine months ended March 31, 2009 does not always present a true comparison.

RESULTS OF OPERATION

Three Months Ended March 31, 2010 vs.Three Months Ended March 31, 2009.

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

     As a result of the acquisition of Acadian, commencing at the end of March 2009, there is a lack of comparability between the Company's results for the nine months ended March 31, 2009 and the nine months ended March 31, 2010. Costs and expenses increased from CDN$267,000 in the three months ended March 31, 2009 to CDN$1,705,000 in the three months ended March 31, 2010.

     The  increase  in  costs  and  expenses  is  a  net  result  of:

     a) an decrease in legal, accounting and professional expense from CDN$168,000 for the three months ended March 31, 2009 to CDN$119,000 for the three months ended March 31, 2010, primarily as a result of the non-reoccurrence in the three months ended March 31, 2010 of certain legal and accounting costs associated with the acquisition of Acadian Mining that were incurred in the three months ended March 31, 2009. Included within legal, accounting and professional expense for the three months ended March 31, 2010 is CDN$68,000 for Acadian which relates to general legal work, audit and stock transfer costs.

     b) an increase in administrative costs including salaries from CDN$31,000 in the three months ended March 31, 2009 to CDN$890,000 in the three months ended March 31, 2010. Included within administrative expense for the three months ended March 31, 2010 is CDN$699,000 for Acadian which includes head office salaries, rent, office related costs and travel.

     c) an increase in the exploration expenditure expense from CDN$39,000 for the three months ended March 31, 2009 to CDN$546,000 for the three months ended March 31, 2010. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the three months ended March 31, 2009 or 2010 by the Company on the Slave and Committee Bay properties. Included within exploration expenditure expense for the three months ended March 31, 2010 is work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance.

     d) a decrease in stock based compensation from CDN$28,000 for the three months ended March 31, 2009 to CDN$Nil for the three months ended March 31, 2010 as a result of options being fully expensed prior to the current period.

     e) an increase in depreciation and amortization expense from CDN$nil for the three months ended March 31, 2009 to CDN$160,000 for the three months ended March 31, 2010. The depreciation and amortization expense for the three months ended March 31, 2010 relates to the activities of Acadian which is amortizing the mine and mill (which is on care and maintenance), and equipment.

     f) an increase in profit on disposal of equipment expense from CDN$nil for the three months ended March 31, 2009 to CDN$12,000 for the three months ended March 31, 2010. The profit on disposal of equipment expense for the three months ended March 31, 2010 relates to the activities of Acadian where part of the mining fleet on lease was disposed of as the Scotia mine is on care and maintenance.

     g) an increase in interest expense from CDN$1,000 for the three months ended March 31, 2009 to CDN$2,000 for the three months ended March 31, 2010. The interest expense for the three months ended March 31, 2010 relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place.

     As a result of the foregoing, the loss from operations increased from CDN$267,000 for the three months ended March 31, 2009, to CDN$1,705,000 for the three months ended March 31, 2010.

     The Company recorded a foreign currency exchange loss of CDN$2,000 for the three months ended March 31, 2010 compared to a foreign currency exchange loss of CDN$26,000 for the three months ended March 31, 2009.

     A  decrease  in  interest  income from CDN$1,000 for the three months ended
March  31,  2009  to  CDN$nil  for  the  three  months  ended  March  31,  2010.

     The loss before income taxes and equity in profits/(losses) of non-consolidated entities for the three months ended March 31, 2010 was CDN$1,707,000 compared CDN$292,000 for the three months ended March 31, 2009.

     The share of loss in non-consolidated entities for the three months ended March 31, 2010 amounted to CDN$92,000 for which there was no comparable amount in 2009. As noted above, the Company held a 19.89% interest in Acadian at June 30, 2009 which increased to 52.764% at July 31, 2009. The Company accounted for its 19.89% interest in Acadian for the month of July 2009 using the equity method of accounting. Further, the Company via Acadian, held a 29.18% interest in Royal Roads Corp which is also accounted for using the equity method of accounting and its share of the loss of the non-consolidated entities for the three months ended March 31, 2010 was CDN$92,000 (2009: $nil).

     The loss before income tax for the three months ended March 31, 2010 was CDN$1,799,000 compared to CDN$292,000 for the three months ended March 31, 2009.

     The net loss was CDN$1,799,000 for the three months ended March 31, 2010 compared to CDN$292,000 for the three months ended March 31, 2009.

     The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$473,000, for which there was no comparable amount in 2009. The net loss attributable to Golden River Resources stockholders amounted to CDN$1,326,000 for the three months ended March 31, 2010 compared to CDN$292,000 for the three months ended March 31, 2009.

Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009.

     As a result of the acquisition of Acadian commencing at the end of March 2009, there is a lack of comparability between the Company's results for the nine months ended March 31, 2009 and the nine months ended March 31, 2010. Costs and expenses increased from CDN$584,000 in the nine months ended March 31, 2009 to CDN$4,824,000 in the nine months ended March 31, 2010.

     The  increase  in  costs  and  expenses  is  a  net  result  of:

     a) an increase in legal, accounting and professional expense from CDN$227,000 for the nine months ended March 31, 2009 to CDN$413,000 for the nine months ended March 31, 2010, primarily as a result of costs associated with the Company's SEC and IRS compliance obligations. Included within legal, accounting and professional expense for the nine months ended March 31, 2010 is CDN$71,000 which relates to the Company's tax compliance work and CDN$103,000 for Acadian which relates to general legal work, audit and stock transfer costs.

     b) an increase in administrative costs including salaries from CDN$100,000 in the nine months ended March 31, 2009 to CDN$1,545,000 in the nine months ended March 31, 2010. Included within administrative expense for the nine months ended March 31, 2010 is CDN$1,122,000 for Acadian which includes head office salaries, rent, office related costs and travel.

     c) an increase in the exploration expenditure expense from CDN$111,000 for the nine months ended March 31, 2009 to CDN$1,547,000 for the nine months ended March 31, 2010. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the nine months ended March 31, 2009 or 2010 by the Company on the Slave and Committee Bay properties. Included within exploration expenditure expense for the nine months ended March 31, 2010 is work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance and CDN$1,000,000 increase in provision for site remediation.

     d) a decrease in stock based compensation from CDN$145,000 for the nine months ended March 31, 2009 to CDN$39,000 for the nine months ended March 31, 2010 as a result of options being fully expensed prior to the current period.

     e) an increase in depreciation and amortization expense from CDN$nil for the nine months ended March 31, 2009 to CDN$892,000 for the nine months ended March 31, 2010. The depreciation and amortization expenses for the nine months ended March 31, 2010 relates to the activities of Acadian which is amortizing the mine and mill (which is on care and maintenance), and equipment.

     f) an increase in loss on disposal of equipment expense from CDN$nil for the nine months ended March 31, 2009 to CDN$247,000 for the nine months ended March 31, 2010. The loss on disposal of equipment expense for the nine months ended March 31, 2010 relates to the activities of Acadian where part of the mining fleet on lease was disposed of as the Scotia mine is on care and maintenance.

     g) an increase in interest expense from CDN$1,000 for the nine months ended March 31, 2009 to CDN$141,000 for the nine months ended March 31, 2010. The interest expenses for the nine months ended March 31, 2010 relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place.

     As a result of the foregoing, the loss from operations increased from CDN$584,000 for the nine months ended March 31, 2009 to CDN$4,824,000 for the nine months ended March 31, 2010.

     The Company recorded a foreign currency exchange gain of CDN$3,000 for nine months ended March 31, 2010 compared to a foreign currency exchange loss of CDN$48,000 for the nine months ended March 31, 2009.

     The Company also recorded a decrease in interest income from CDN$6,000 for the nine months ended March 31, 2009 to CDN$1,000 for the nine months ended March 31, 2010.

     On March 17, 2009, the Company announced that it had reached agreement with Acadian to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Throughout July 2009, further closings for an aggregate of CDN$4 million occurred and at July 31, 2009, the Company held a 52.764% interest in Acadian. In accordance with accounting principles generally accepted in the United States of America, the Company calculated the difference between the fair market value and the carrying amount of the Company's 19.9% interest in Acadian at the acquisition date of July 31, 2009 and recorded an adjustment to fair value on stepped acquisition of CDN$16,098,000.

     The Company has recorded a gain on bargain purchase of CDN$24,626,130 which is disclosed separately on the consolidated statement of operations. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid. Subsequent to acquiring a majority interest in Acadian, the Company acquired an additional 16.001% interest for CDN$5 million which resulted in the Company's ownership interest in Acadian being increased from 52.764% to 68.765%. As a result of this additional investment, the Company recorded a credit to Additional Paid-In Capital of CDN$9,203,832. The Company entered into the a fixed price agreement with Acadian in early 2009 to subscribe CDN$10 million for a 68.765% interest in Acadian, at a time when the world stock markets were at a low point given the world economic crisis at that time. The transaction contemplated several closings and was subject to several pre-conditions including approval by TSX and due diligence. Between the time of entering into the agreement and the acquisition date, world economic conditions have improved, metal prices have increased significantly and world stock markets have rallied. This resulted in significantly higher fair values for the assets of Acadian compared to the values at the time the agreement was entered into. Furthermore, Acadian was in a distressed state at the time the agreement was entered into.

     The profit before income tax and equity in profits/(losses) of non-consolidated entities for the nine months ended March 31, 2010 was CDN$35,904,000 compared to a loss for the nine months ended March 31, 2009 of CDN$626,000.

     As noted above, the Company held a 19.89% interest in Acadian at June 30, 2009 which increased to 52.764% at July 31, 2009. The Company accounted for its 19.89% interest in Acadian for the month of July 2009 using the equity method of accounting. Further, the Company via Acadian, held a 29.18% interest in Royal Roads Corp which is also accounted for using the equity method of accounting and its share of the loss of the non-consolidated entities for the nine months ended March 31, 2010 was CDN$234,000 (2009: $nil).

     The profit before income tax for the nine months ended March 31, 2010 was CDN$36,138,000 compared to a loss for the nine months ended March 31, 2009 of CDN$626,000.

     The Company has recorded a provision for tax of CDN$13,486,000 for the nine months ended March 31, 2010 compared to a provision for tax of CDN$nil for the nine months ended March 31, 2009, as a result of the acquisition of majority interest in Acadian.

     The net profit was CDN$22,652,000 for the nine months ended March 31, 2010 compared to a net loss of CDN$626,000 for the nine months ended March 31, 2009. The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$1,713,000, for which there was no comparable amount in 2009. The net profit attributable to Golden River Resources stockholders amounted to CDN$24,365,000 for the nine months ended March 31, 2010 compared to a net loss of CDN$626,000 for the nine months ended March 31, 2009.

Liquidity and Capital Resources

     For the nine months ended March 31, 2010, net cash used by operating activities was CDN$4,381,000 primarily consisting of the net profit of CDN$24,365,000; adjustment to fair value on stepped acquisition of CDN$16,098,000; gain on bargain purchase of CDN$24,626,000; provision for deferred tax of CDN$13,486,000; an decrease in accounts payable and accrued expenses of CDN$662,000; net cash used in investing activities of CDN$7,585,000 being the net cost of the additional investment in Acadian to 68.765%; and net cash provided by financing activities of CDN$12,058,000 being funds from the sale of common stock of CDN$10,764,000; borrowings from affiliates CDN$5,178,000; repayment to affiliates CDN$3,166,000; re-purchase of warrants CDN$579,000 and repayment of borrowings CDN$139,000.

     As of March 31, 2010, the Company had short-term obligations of CDN$5,321,000 comprising accounts payable and accrued expenses, lease liabilities and a note payable.

     We  have  CDN$101,000  in  cash  at  March  31,  2010.

     The Company has been funding its investment in its controlled entity through the issuance of common stock, including CDN$10 million raised during the nine months period ended March 31, 2010.

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

     At  March  31,  2010,  the  Company  had  no  outstanding  loan facilities.

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

     c)  Other

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Not Applicable

Item 1A.     Risk Factors.

Not Applicable for Smaller Reporting Company

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.     Defaults Upon Senior Securities.

Not Applicable

Item 4.     Removed and Reserved.

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

                                  Dated: May 14, 2010

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