Form 10-K
period 2010-06-30
GOLDEN RIVER RESOURCES CORP.
filed 2010-09-29
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2010
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for any such shorter period that the registrant was required to submit and post such file).*The registrant has not yet been phased into the interactive data requirements.

☐	Yes	☐	No

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$781,795 as at December 31, 2009.

There were 243,593,440 outstanding shares of Common Stock as of September 28, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1                Business

General

Our name is Golden River Resources Corporation and we sometimes refer to ourselves in this Annual Report as “Golden River Resources”, the “Company” or as “we,” “our,” or “us.” We changed our name from Bay Resources Ltd to Golden River Resources in March 2006. We are an exploration stage mining company.  Our objective is to exploit our interest in the mineral claims in Nova Scotia and Nunavut, Canada which are in the Slave Craton and in the Committee Bay Greenstone Belt.  Our principal exploration target is for gold and we are seeking to determine whether adequate gold reserves are present on the property covered by our claims to develop an operating mine.  We are in the initial stages of our exploration program on the Slave and Committee Bay properties and have not yet identified any ore reserves. There are some base metal ore reserves on the Nova Scotia properties

We hold the interests in Nova Scotia through our subsidiary, Acadian Mining Corporation, a Canadian corporation (“Acadian”), in which we held a 68.7% interest at June 30, 2010  (71.5% as of the date of this Report); in the Slave Craton directly; and our wholly owned subsidiary named “Golden Bull Resources Corporation” (formerly 4075251 Canada Inc.) holds the interests in the Committee Bay Greenstone Belt.  Our wholly-owned subsidiary is referred to in this Annual Report as “Golden Bull”.

We sometimes refer to our claims collectively in this Annual Report as either the “Fifteen Mile Stream”, “Beaver Dam”, “Tangier”, “Goldenville”, “Forest Hill” and “Scotia Mine” which are all properties owned by Acadian; “Slave Properties” held by us or the “Committee Bay Properties” held by Golden Bull.  Our claims are registered in the Mining Recorders Office in the relevant Districts of Canada and give us the right to explore and mine minerals from the property covered by the claims.

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

Currency

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company determined that its  fiscal 2010 revenue and expenses were going to be primarily denominated in Canadian dollars (CDN$). ASC Topic 830 “Foreign Currency Matters” states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company was the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

References to dollars are to Canadian dollars (CDN$) unless otherwise indicated as being Australian dollars (A$) or United States dollars (US$). For the convenience of the reader, the Canadian Dollar figures for the year ended June 30, 2010 have been translated into United States Dollars (US$) using the rate of exchange at June 30, 2010 of CDN$1.00=US$0.9542.

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

In May 2002, we incorporated a new wholly owned subsidiary, Golden Bull Resources  Corporation (“Golden Bull”) (formerly 4075251 Canada Inc.), a corporation incorporated under the laws of Canada. Golden Bull is the vehicle that will be used by the Company to undertake exploration activities for gold on the Committee Bay Properties in Canada.

During the 2002 fiscal year we continued to expand our gold exploration business by:

(i)	entering into an agreement to explore for gold on Tahera’s extensive property interests on the Slave Craton in northern Canada; and

(ii)	making application via Golden Bull, for properties in the highly prospective Committee Bay Greenstone Belt in Nunavut, Canada.

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

On March 17, 2009, the Company announced that it had reached agreement with Acadian (TSX: ADA) to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches. Following closing of all tranches, Golden River will hold 68.45% of Acadian.

The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. The Company held a 19.9% interest in Acadian at June 30, 2009.

The remaining CDN$9 million of the Offering (300,000,000 shares at CDN$0.03 per share) closed in several tranches upon the receipt of all necessary regulatory approvals, approval of the shareholders of Acadian and the satisfaction of certain other conditions precedent, including completion of due diligence by the Company. Acadian obtained approval from its shareholders at its annual meeting in June 2009. Throughout July to October 2009, further closings for an aggregate of CDN$9 million occurred. In July 2010, the Company subscribed for a further  49,233,866 shares in Acadian at a cost of CDN$1,477,016 taking its interest in Acadian to 71.5%.

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

During the fiscal year ended June 30, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 85 million shares at an issue price of US$0.10 per share to raise US$8.5 million. Subsequent to June 30, 2010, NCRC purchased an additional US$1.4 million in the Company’s shares at the same purchase price The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes.  The Company’s Chairman, Chief Executive Officer and President, Mr. Joseph Gutnick, is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 45.67% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr. Gutnick is the Chairman and Chief Executive Officer, owns 26.08% of NCRC.  NCRC currently holds approximately 92.02% of the outstanding common stock of the Company.

Effective May 10, 2010, the Company closed a transaction to purchase mineral properties in the Slave Craton of Northern Canada in accordance with terms originally agreed to in June 2008. Since 2002, the Company has held the rights to undertake gold and base metal exploration on the Slave Properties held by Tahera Diamond Corporation (“Tahera”) in Northern Canada, subject to entering into a separate access agreement each time Golden River Resources wished to undertake exploration. Under the transaction closed with Tahera, the Company has purchased these properties for a consideration of CDN$86,000 and the issue to Tahera of 3,000,000 shares of common stock in the Company. Tahera has retained rights to all diamond mineralization within the properties. As a result of the transaction, Golden River Resources now has unfettered access to these properties.

On September 2, 2010, the Board of Directors of the Company  and the holder of a majority of the outstanding shares of Common Stock approved a reverse stock split of the Common Stock of 10:1 and approved the mailing of an Information Statement to stockholders in relation to the reverse stock split. The Information Memorandum will be mailed to stockholders on  or about September 30, 2010 and is effective 21 days after mailing.

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

We hold interests in Nova Scotia via our investment in Acadian; in the Slave Craton directly; and Golden Bull holds the interests in the Committee Bay Greenstone Belt. We are in the initial stages of exploration programs and have not yet identified any ore reserves.

Please note that the Glossary in Appendix A to the Annual Report contains definitions for the geological and other specialized terms used in this section.

Acadian Mining Corporation

On March 17, 2009, we entered into an Agreement with Acadian to complete a private placement. On completion, Golden River Resources held a 68.7% interest in Acadian. Since June 30, 2010, we have increased our interest in Acadian to 71.5%.

Cautionary Note to U.S. Investors Regarding Canadian Mining Terminology

As a Canadian public company listed on the Toronto Stock Exchange, Acadian is required to publicly disclose in Canada information about its mining properties in compliance with Canadian National Instrument 43-101-Standards of Disclosure for Mineral Projects (“NI43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended.

The terms “mineral reserve”, “proven mineral reserve” and “probably mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101.  These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the Securities Act.  Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7, are normally not permitted to be used in reports and registration statements filed with the SEC and have not been included in this Report.  In addition, disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures and such unit measures have not been included in this Report.

Acadian – Gold Assets

Acadian is focused on exploring and developing a large portfolio of gold properties in Nova Scotia, Canada totalling approximately 66,000 hectares. Five of these are advanced properties with Canadian National Instrument 43-101 compliant gold mineralized material, two of which are being explored/developed as potential bulk tonnage-open pit deposits.

Acadian’s principal gold activities are focused on exploring and developing its five advanced properties, Beaver Dam, Forest Hill, Goldenville, Tangier and 15 Mile stream, and to a lesser extent on its other gold properties. The advanced properties collectively host measured and indicated mineralized material of 626,000 ounces of  mineralized material as follows:

Gold Mineralized Material – Tonnage And Grade (Cut)

Property	Threshold	Tonnes	Grade g/t
Beaver Dam	0.3 g/t/3m above 200m	9,080,000	1.53
	1.0 g/t3m below 200m	10,400,000	1.51
Forest Hill	3.5 g/t/1.2m	225,000	14.91
		383,000	11.93
Goldenville	3.5 g/t/1.2m	63,000	14.72
		385,000	12.38
Tangier	3.5 g/t/1.2m	134,000	9.67
		271,000	12.08
15 Mile Stream	0.7 g/t	3,800,000	1.66

Introduction

Acadian is a Halifax-based corporation continued under the Canada Business Corporations Act.  Acadian is engaged in the exploration, acquisition and development of gold, lead, zinc and barite properties primarily in the Province of Nova Scotia.  Its current focus is to explore and develop its large portfolio of gold properties in Nova Scotia totaling approximately 66,000 hectares. Five of these are advanced properties with National Instrument 43-101 compliant gold mineralized materials, two of which (Beaver Dam and Fifteen Mile Stream) are being explored/developed as potential bulk tonnage-open pit deposits.

Acadian's wholly-owned subsidiary, ScoZinc Limited ("ScoZinc"), owns the lead-zinc property and mill known as the Scotia Mine situate in Gays River, Nova Scotia.  The Scotia Mine was put into operation in 2007 and operated as an open pit mine.  As a result of falling zinc and lead prices in 2008, mining operations were ceased on March 24, 2009 and the mine was placed on care and maintenance status.  ScoZinc applied for, and was granted, protection under Canada's Creditors Arrangement Act ("CCAA") on December 22, 2008. The protection was subsequently extended to May 22, 2009 and, on May 28, 2009, following the creditor's endorsement of ScoZinc's proposed plan of arrangement ("Plan"), the Supreme Court of Nova Scotia ratified the Plan.  ScoZinc completed the Plan in accordance with its terms on July 9, 2009.

Acadian is now focused on developing five advanced gold properties, Beaver Dam, Fifteen Mile Stream, Tangier, Forest Hill and Goldenville, which form the core holdings of the Scotia Goldfields project.  Each of the five advanced properties host gold mineralized materials described in the Technical Reports prepared in compliance with National Instrument 43-101, Standards of Disclosure for Mineral Projects ("NI 43-101").  Acadian is bringing a new approach to the development of Nova Scotia gold deposits by pursuing a multiple mine, central processing, managing and servicing strategy.

To date, Acadian has 7 material properties:

(i)         Beaver Dam gold property, located in Halifax County, Nova Scotia;

(ii)        Fifteen Mile Stream gold property, located in Halifax County, Nova Scotia;

(iii)       Tangier gold property, located in Halifax County, Nova Scotia;

(iv)       Forest Hill gold property, located in Guysborough County, Nova Scotia;

(v)        Goldenville gold property, located in Guysborough County, Nova Scotia;

(vi)       ScoZinc lead-zinc property, located in Gays River, Nova Scotia; and

(vii)       Getty lead-zinc property, located in Hants County, Nova Scotia

Each of the material properties is described below.

Beaver Dam

Introduction

Beaver Dam is the primary focus of Acadian's gold program as it is potentially a key property in Acadian's central processing and servicing strategy.  The Beaver Dam property consists of 36 contiguous mineral exploration claims held 100% by Acadian under exploration license 05920 and covers approximately 582.5 hectares of surface area in Halifax County, Nova Scotia, approximately 135 km east of the provincial capital city of Halifax.

The Beaver Dam property has been the focus of extensive past exploration, including surface diamond drill holes completed on the property since 1977, and underground development and bulk sampling completed in the late 1980s.

The current Beaver Dam Technical Report effective date of July 16, 2007, discloses an updated mineralized material estimate for the Beaver Dam deposit based all complied historical data and exploration and metallurgical results completed by Acadian during the 2005 and 2006 drill programs.  This includes 238 historic and underground drill holes and 133 diamond drill holes drilled by Acadian.  In addition, the results for 6 NQ diamond drill holes from the 2007 drill program and metallurgical results for 3 PQ diamond drill holes from the 2006 drill program were not included in this mineralized material estimate.  A three dimensional block model was developed for the deposit using Gemcom Surpac 6.0 modeling software.  Mineralized materials were estimated by inverse distance cubed methodology with a minimum block grade threshold of 0.30g/t and high grade capping of composites at 14g/t or 25g/t depending on the spatial domain.  Results of the mineralized material estimation program are presented below and are considered compliant with Canadian NI 43-101.

Property Description and Location

The Beaver Dam gold property is 100% owned by Acadian and comprises 36 contiguous mineral exploration claims held by Acadian under exploration License 05920.  The property covers approximately 582.5 hectares of surface area in Halifax County, Nova Scotia, approximately 135 km east of the provincial capital city of Halifax.

Tabulation of Acadian Exploration Licenses at Beaver Dam

Current License No.	NTS Sheet	Tract	Claims	No. of Claims	Renewal Date
05920	11 E 2 A 11 E 2 A 11 E 2 A 11 E 2 A	59 60 61 62	JKLM NOPQ EFGHJKLMNOPQ ABCDEFGH ABCDEFGH	8 12 8 8	March 22, 2010
TOTAL				36

The 36 claims of License 05920 form the specific focus of this report as the bulk of most previous exploration and mining activities and all current diamond drilling were carried out within this claim block.

Previous License 00047 was acquired from Westminer and subject to a pre-existing sliding scale royalty, payable to Acadia Mineral Ventures Limited ("AMV"), an unrelated company.  The variable return net smelter royalty (NSR) payable to AMV is dependent on average mined ore grade ranging from 0.6% (at 4.7g/t or less) to a maximum of 3.0% (at 10.9g/t or more).  $300,000 is available as credit against future royalties at a maximum of 50% per royalty payment, payable twice a year.

Previous License 04516 was purchased from Henry Schenkels and is subject to a sliding scale net smelter royalty.  A 0.5% royalty is payable if gold is more than $265.01 US per ounce, to a maximum of 2% when the price goes above $320 US per ounce.  Additional royalties exist for silver, copper, lead and zinc credits.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Beaver Dam Project is located in east central Nova Scotia on NTS 11E/02.  Access from Halifax is by Highway 7 along the eastern shore for 120 kilometers to Sheet Harbour and then traveling northwest on Highway 224 between Sheet Harbour and Middle Musquodoboit for a distance of 18 kilometers.  A gravel logging road runs northeast to Cameron Flowage, leading to the Beaver Dam Project, a distance of 7 kilometers from Highway 224.  The town of Sheet Harbour is the nearest supply centre.

There is little evidence of the former mining activity at the site.  The site was completely rehabilitated by Westminer upon closure of the mine in 1989.  The portal and open cut mines were filled with waste rock, backfilled with soil and contoured.  Ore and waste storage pads were covered with soil, contoured and seeded.  A water control structure still remains on the property and water outflow has been dammed by beavers.  All non-bedrock waste material was removed from the site.  A power line and an onsite generator utilized during the previous operations have been removed from the site so no utilities are currently available.

The Beaver Dam Project is in an area of low topographic relief, with most of the area being at 140 meters elevation with scattered drumlins reaching 160 meters in elevation.  Drainage is to the southeast along a number of poorly drained streams and shallow lakes.  There are a number of boggy areas within the property.  Vegetation consists of spruce, fir and some hardwood.  Logging has been widely carried-out, more recently including clear-cutting in the immediate area of the deposit.

Eastern Nova Scotia is characterized by northern temperate zone climatic conditions moderated by proximity to the Atlantic Ocean.  Distinct seasonal variations occur, with winter conditions of freezing and substantial snowfall expected from late November through late March.  Spring and fall seasons are cool, with frequent periods of rain.  Summer conditions can be expected to prevail from late June through early September, with modest rainfall and daily mean temperatures in the 15 to 20 degree Celsius range.  Maximum daily summer temperatures to 30 degrees Celsius occur, with winter minimums in the minus 25 to minus 30 degrees Celsius range.  Mineral exploration field programs can be efficiently undertaken during the period May through late November, while winter programs can be readily accommodated with appropriate allowance for weather delays.

Mineralized Material Estimates

Compiled and interpreted results from 238 historic surface and underground diamond drill holes, results of specific historic underground sampling programs, and 133 diamond drill holes completed by Acadian during the 2005 and 2006 drill programs were assessed for use in developing a mineralized material estimate for the Beaver Dam property.

The Tables below present cut and uncut gold grade estimates and corresponding tonnage estimates prepared for the Beaver Dam property as at July 16, 2007.  These reflect combined results from the Main Zone Central and Main Zone Envelop, the Mill Shaft Zone and the area 600 meters to the north of the main mine area known as the North Zone.

Beaver Dam Mineralized Material Estimate 0.30 g/t Cutoff (Cut)

	Class	Tonnes*	Gold g/t
Main Zone Central		9,080,000	1.53
Total M+ID		9,080,000	1.53

Beaver Dam Mineralized Material Estimate 0.30 g/t Cutoff (Uncut)

	Class	Tonnes*	Gold g/t
Main Zone Central	M + ID	9,090,000	2.01
Total M+ID	M + ID	9,090,000	2.01
* Rounded

Fifteen Mile Stream

The Fifteen Mile Stream Property consists of three mineral licenses (06134, 06135 SL11/90) held by 6179053 Canada Incorporated (“6179053”) (a 100% owned subsidiary of Acadian) subject to a 1% net smelter royalty, which cover the main gold district. A NI 43-101 compliant technical report was completed on effective date of  May 27, 2008. Several additional licenses held by Acadian surround the licenses of 6179053 Canada Limited and cover lands considered prospective for additional gold mineralization.

Introduction

Hudgtec Consulting Limited (“Hudgtec”) was retained in 2006 by 6179053 to complete an independent technical report and mineralized material estimate of its Fifteen Mile Stream Property in accordance with National Instrument 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards on mineralized material and mineral reserves.

Work by Hudgtec included a comprehensive review and compilation of hardcopy and digital historic data on the property provided by 6179053 as well as additional historic and technical information located in the public record at NSNDR.

Property Description and Location

The Fifteen Mile Stream Property is located in eastern Halifax County in central Nova Scotia, approximately 95km northeast of the provincial capital, Halifax (Figure 1.0a  6179053 is the registered holder of 2 exploration and one special license (SL 11/90) that form its Fifteen Mile Stream Property.

Tabulation of Acadian's Exploration Licenses at Fifteen Mile Stream

License No.	NTS Sheet	Tract	Claims	No. of Claims	Renewal Date
06134	11 E 02 D 11 E 02 C 11 E 02 C 11 E 02 C 11 E 02 C	1 23 24 12 13	JKLMNOPQ J ABCDEFGHJKLM LMNO CDEF	29	May 20, 2010
06135	11 E 02 D	2	PQ	2	July 25 2010
SL11/90	11 E 02 D	23	ABCDEFGH	8	December 11 2010
05929	11 E 01 C	13	OP	2	April 8 2010
06812	11 E 02 D	1	FGH	3	April 8 2010
08226	11 E 02 D 11 E 02 D 11 E 02 D 11 E 02 D	1 11 12 14	ABC JKLMNOPQ ABCDEFGHJKPQ AB	25	May 5 2010
08365	11 E 02 D	24	O	1	August 18 2010
08371	11 E 02 D	2	GH	2	August 21 2010
08443	11 E 02 D 11 E 02 D	23 24	KLOPQ N	6	June 20 2010
08445	11 E 01 C 11 E 02 D 11 E 02 D 11 E 02 D 11 E 02 D 11 E 02 D 11 E 02 D	13 14 15 35 36 24 25	ABGHJKLMNQ EFGHJKLMNOPQ N ABCDEFGH ABCDEFGH PQ ABGH	45	April 18 2010
05930	11 E 01 C	14	CD	2	April 8 2010
			Total	125

The three licenses held by 6179053 comprise a total of 39 contiguous claims covering a surface area of approximately 631 hectares.  Mineral exploration licenses are issued by NSDNR under the Resources Act of 1990.  Staking of claims in Nova Scotia is based on an NTS based map staking system and these claims have not been legally surveyed.  Yearly assessment expenditures and renewal fees are required in order to keep the claims in good standing.

Exploration License 06135 was purchased by 6179053 from Meguma Resource Enterprises Inc.  Meguma retains a 1% net smelter royalty agreement of which, 6179053 may elect at its sole discretion to purchase for $250,000, payable within 30 days of such election.

Records at the Registry and Information Management Services Division in Halifax confirmed the two main landowners recorded on Pan East documents from the 1980s as MacGregor Properties Ltd. of Halifax and the Crown.  Two of the three main zones of mineralization, the Hudson and Egerton-MacLean occur on the MacGregor lands.  The third zone of mineralization, the 149 East Zone is situated on land owned by the Crown.

No special governmental permits or approvals (apart from landowner or surface rights permission) are required to conduct exploration and drilling activities on the property.  Drilling notification is required to be registered with NSDNR prior to commencement of any drilling activity.  Additional permits are required prior to conducting trenching, mechanized bulk sampling or mining on the property.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access to the site is via Highway 374 which connects several large towns in Pictou County (eg., Stellarton, New Glasgow) with the coastal community of Sheet Harbour, a small town of a few hundred inhabitants located about an hour drive east of Halifax.  A well maintained logging road located approximately 30 km north of Sheet Harbour and 50km south of Stellarton runs east off Highway 374 and effectively splits the property into northern and southern halves.  Exploration supplies and most other items, including drilling and excavation contractors related to advanced exploration programs are available in the Sheet Harbour, Stellarton or Truro Areas.  A major hydroelectric transmission line is located approximately 1km west of Highway 374, approximately 3km west of the Egerton - MacLean Area.

The area can be characterized as unpopulated, gently rolling and forested with elevations between 110 and 175m above sea level.  The main drainage pattern on the property is from the northeast to west-southwest via Seloam Brook, a major tributary to Fifteen Mile Stream that flows south into the Atlantic Ocean near Sheet Harbour.  Seloam Brook originates from a small power dam located near the southwest corner of Seloam Lake and flows west-southwest across the property and adjacent to the Egerton - MacLean and Hudson Areas.  Consequently, the topography in the Egerton - MacLean and Hudson Areas is low-lying and swampy.  Previous reports on the property documented flooding of the Egerton - MacLean Area during flood events linked to opening of the dam on Seloam Lake by the Nova Scotia Power Commission.

The climate of the area is similar to those set forth above with respect to the Beaver Dam Project.

Mineralized Material Estimation

Mineralized material within the solids were classified at this early stage in the project as inferred mineralized materials due to a number of factors, including the wide drill hole spacing

•	incomplete sampling through the interpreted zones

•	limited historical quality control procedures

•	a significant nugget effect, and

•	complex geology (multiple fold hinges and shears)

Tangier

Introduction

The Tangier Project consists of 153 mineral claims within 11 mineral exploration licenses.  Seventy-seven of the mineral claims were acquired by Acadian on March 24, 2003, under terms of a purchase agreement with Erdene Gold Inc. ("Erdene").  Acadian currently holds a 100% interest in these claims and acquired the mineral rights as part of its exploration, and evaluation programs to identify new gold targets on the Tangier Project.  The Tangier Project totals 2,475 hectares of land located in Halifax County, Nova Scotia.

Mercator Geological Services Limited (“Mercator”) was retained in 2004 to complete an evaluation and technical assessment and identify new gold targets of the Tangier Project.  This work included a review of government assessment reports, government and industry technical reports, digital government data (eg. GIS database), published maps, and digital airborne geophysical data.  A large collection of original hard-copy technical files from the 1986 to 1999 underground and surface exploration programs completed by Coxheath and Tangier Mining Inc. ("TMI") and Tangier Limited Partnership ("TLP") were accessed through the Province of Nova Scotia.  This data compilation and database management was the basis of the Tangier Technical Report and, in 2005 and 2006, several exploration programs were undertaken in areas of interest on the property.

Property Description and Location

The 150 contiguous exploration claims held by Acadian under 10 exploration licenses are detailed in the table below.  These cover approximately 2,428 hectares of surface area and are located in Halifax County, Nova Scotia, approximately 85 kilometers east of the provincial capital city of Halifax.  The 77 claims of exploration license 6140 form the specific focus of the existing NI 43-101 compliant technical report and mineralized material estimation due to concentration of most past exploration activity in the area covered by this license.  Acadian holds an undivided 100% interest in all of their currently held mineral licenses at Tangier and the property is not subject to any royalties, back-in rights, payments or agreements with any other parties.

Tabulation of Acadian's Exploration Licenses at Tangier

License No.	NTS Sheet	Tract	Claims	No. of Claims	Renewal Date
06018	11 D 15 A	64	ABCD EFGH	8	January 21, 2011
06019	11 D 15 A	65	JKPQ	4	January 21, 2011
06020	11 D 15 A	66 55	BC LMNO	6	January 21, 2011
06021	11 D 15 A	56	ABCD EFGH	8	January 21, 2011
06140	11 D 15 A	39 40 56 57 58 59 65 66 79	OPQ OPQ JKLM NOPQ ABCD EFGH JKLM NOPQ ABCD EFGH JKLM NOPQ ABGH JK ABCD EFGH D EFGH JKLM NOPQ ABCD	77	June 19, 2010
06261	11 D 15 A	65	LMNO	4	September14, 2010
08216	11 D 15 A	40 41	J MN	3	April 21, 2010
08217	11 D 15 A	55	E	1	April 21, 2010
08218	11 D 15 A	64	JKL	3	April 21, 2010
08331	11 D 15 A	35 37 38 39 40 59	PQ ABCGHJ ABCDEFGHJKLMOPQ JKLMN EFGKLMN C	36	September 8, 2010
TOTAL				150

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Tangier Project is located in the rural community of Tangier, approximately 85 kilometers by road east of Halifax, Nova Scotia.  Highway 7 crosses the southern portion of the property and access to the northern section is by the Mooseland Road, as well as various associated forestry access roads and trails.  Additionally, several site access trails from the mine area were established during the previous exploration periods and these continue to provide access potential.

The climatic conditions are the same as set forth above with respect to the Beaver Dam Project.

The region surrounding the Tangier Project shows topographic relief of 25 meters or less and is typically characterized by coniferous forest cover.  The portal entrance on the Tangier mine site sits 15 meters above sea level.  The northwest trending Tangier River valley is the most prominent drainage feature in the property area and numerous small brooks, ponds and bogs occurring within the property drain into this system.  Local topographic relief takes the form of east to northeast trending bedrock ridges that parallel the strike of underlying Goldenville Formation greywacke units.  One such ridge marks the location of the northeast-trending Tangier Anticline.  A prominent northwest trending fracture set is present in bedrock exposures in this area and bedrock faults of similar orientation have been documented through drilling and mining activities.  In several instances these northwest trending structures appear to have exerted control on surface drainage patterns.  Overburden on the property consists of glacial till that varies in thickness from nil to 10 meters or more.

The Tangier area is rural and sparsely populated, with a substantial percentage of its economy based on forestry and fishing activity.  The Blueberry Hill mine site is located immediately north of Highway 7 at Tangier in an area characterized by a few isolated homes and other buildings situated along Highway 7.

With respect to site infrastructure and services, direct access to the provincial electrical power grid is possible and cabling is present to the site itself.  Several buildings associated with the TLP period remain on site, including those that housed milling equipment, the assay laboratory and mine dry facilities.  Additionally, a tailings pond used during both Coxheath and TLP periods is present and intact.

Surface rights in the area of existing mine and mill infrastructure are currently held by Mr L. Mason of Tangier and surface rights over the larger exploration property includes numerous additional landowners.  No difficulties have been encountered in the past with respect to gaining access to private lands in the area for the purpose of mineral exploration.  Furthermore, Acadian has secured a property access agreement with the owner of the mine site area for purposes of additional property exploration.

Mineralized Material Estimates

Compiled and interpreted results from 138 past surface and underground diamond drill holes and results of specific past underground sampling programs were assessed for use in developing a mineralized material estimate for the Tangier Project.

The table below presents cut and uncut gold grade estimates and corresponding tonnage estimates prepared for the Tangier Project as at September 29, 2004, a day following the effective date of the Tangier Technical Report.  These reflect combined results from the Blueberry Hill Mine area as well as the Strawberry Hill and Mooseland East areas.

Mineralized Material Estimate for Tangier Project

Mineralized Material

Gold Grade Threshold	*Tonnes	Gold Grade (g/t) Uncut	Gold Grade (g/t) 50 g/t Cut
3.5 g/t	134,000	9.67	9.67
2.0 g/t	206,000	7.23	7.23
1.0 g/t	294,000	5.48	5.48
*Rounded

 Forest Hill

Introduction

The Forest Hill property consists of 92 contiguous mineral claims within 4 mineral exploration licenses.  The Forest Hill property currently includes a 100% interest in these claims subject to a net smelter royalty agreement detailed below, and Acadian acquired the mineral rights as part of its exploration and evaluation programs to identify new gold targets on the Forest Hill property.  The Forest Hill property totals 1,489 hectares of land located in Guysborough County, Nova Scotia.

Mercator was retained in July, 2003 by Acadian to complete an evaluation and technical assessment and identify new gold targets on the Forest Hill property.  This work included a review of government assessment reports, government and industry technical reports, digital government data (eg. GIS database), published maps, and digital airborne geophysical data.  A large collection of original hard-copy technical files from the 1982 to 1989 underground and surface exploration programs completed by Seabright, Westminer, DNR and Acadian were assessed.  This data compilation and database management formed the basis of an NI 43-101 compliant mineralized material estimation effective August 10, 2004.  Two subsequent drilling programs, managed by Mercator for Acadian generated mineralized material updates effective November 3, 2004 and September 28, 2005.

Property Description and Location

The 173 mineral exploration claims held by Acadian, under 6 exploration licenses, are detailed in the Table below.  These claims cover approximately 2,800 hectares of surface area and are located in Guysborough County, Nova Scotia, approximately 40 kilometers southeast of Antigonish, Guysborough County.  The NI 43-101 compliant Forest Hill Technical Report mineralized material estimations focus on license 05985 and special license 1/99 due to concentration of most past exploration activity in the area covered by these licenses.  Acadian holds an undivided 100% interest in all claims with 64 of the claims being subject to a maximum 2.65% net smelter royalty under an agreement with Henry Schenkels.

Tabulation of Acadian's Exploration Licenses at Forest Hill

License No.	NTS Sheet	Tract	Claims	No. Of Claims	Renewal Date
06029	11 F 5 B	47	LMNO	4	March 7, 2011
SL 1/99	11 F 5 B	49	BG	2	March 30, 2011
05981	11 F 5 B 11 F 5 B	46 47	HJ EFGH	6	April 12, 2010
05985	11 F 5 A 11 F 5 A 11 F 5 B 11 F 5 B 11 F 5 B 11 F 5 B 11 F 5 A 11 F 5 A	37 60 47 48 49 50 38 59	JKLM NOPQ All Claims JKPQ JKLM NOPQ ACDE FHJK LMNO PQ All Claims MN DEFG JKLM NOPQ	80	September 20, 2010

TOTAL				92

Many shafts and trenches have been backfilled at Forest Hill, however a number of small water-filled shafts and trenches still remain.  Several localized areas have also been identified in which tailings deposits from historic milling operations are present.  These are for the most part well documented and Westminer carried out a limited program of shaft back-filling on lands owned by Acadian prior to the sale of the surface title of a portion of the area to Votix Corporation Ltd. ("Votix").  Existing site conditions pose no obvious impediment to future exploration or potential development of the property.  The Votix land at Forest Hill was acquired by Acadian in July 2009.

There are no known environmental liabilities on the Forest Hill Project as it exists.  Based upon information reviewed, it would appear that existing site environmental conditions should not pose significant risk with respect to re-activation of exploration, mining and milling activities on the property; however, it is Acadian's responsibility pursuant to the Environment Act (Nova Scotia) ("Environment Act") and the Mineralized materials Act to obtain all permits to conduct such operations and comply with all laws and regulations for its activities.

The location of the known mineralized zones and mineralized material to date are: (a) the Teasdale shaft mine workings area specifically on the Schoolhouse 1, 2, 3A, 3B, 4A, 4B, 5A, 6A, Fraser Alimak veining package, Hudson veining package and Kennedy veining package, (b) adjacent to the  limits of historic stoping on the Salmon River vein, centered at L950E, (d) on the Fraser Alimak veining package in L1200E to 1550E area as well as in the 1900 east development area and (e) on the Hudson veining package in the 1900 east development area and adjacent (south of) the Teasdale workings.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Forest Hill Project is located approximately 40 kilometers southeast of Antigonish, Guysborough County, at latitude 61° 45' 19" W - longitude 45° 18' 33" N, and is accessible via Highway 7 to Goshen and then by paved highway south to Country Harbour Cross Roads.  From that point, the property is reached by traveling east 12 kilometres to the Forest Hill mine road which extends 5 kilometres south to the Teasdale shaft area.  Numerous forest access roads, trails and a power line right of way provide further access across the property from this point.

The climatic conditions are the same as set forth above with respect to the Beaver Dam Project.

Mineral exploration field programs can be efficiently undertaken during the period May through late November, while winter programs can be readily accommodated with appropriate allowance for weather delays.

The area surrounding the Forest Hill Project is characterized as forested and unpopulated.  Topography is gently rolling and ranges from a low of 100 meters above sea level to a high of 150 meters above sea level.  Drainage is sluggish due to numerous swamps and bogs and several small lakes.  Locally, northwest-southeast and northeast-trending bedrock fault zones appear to have exerted control on surface drainage patterns developed in this area of relatively thin glacial till.

The area surrounding the Forest Hill Project is rural and sparsely populated with a substantial percentage of its economy based on forestry sector activity.  In recent years, development of a natural gas fractionation plant and pipeline system at nearby Goldboro, in support of offshore gas production facilities, has resulted in added economic diversity.  Additional heavy industry development in the Goldboro area may take place in the future, in part due to availability of discounted natural gas rates available in a large municipal industrial park located in the community.

With specific reference to the Forest Hill Project, its undeveloped location, good road access, presence of a regional grid power line crossing the property, and presence of the modern Teasdale shaft and settling pond system used during the Seabright-Westminer period combine to make it an attractive location for future infrastructure development.

Key Surface rights in the area are currently held by the Crown and Acadian.  No difficulties have been encountered in the past with respect to gaining access to the Crown (lease agreements) and private land in the area for the purpose of mineral exploration.

Mineralized Material Estimates

Compiled and interpreted results from the past surface and underground diamond drill holes, results of the 82 drill holes of Acadian's 2003-2005 exploration programs and summarized results of specific underground sampling programs were assessed by Mercator for use in developing a revised mineralized material estimate for the Forest Hill Project, inclusive of the 1900 East area of past bulk sampling and underground development.  The definition of mineralized material and associated mineralized material categories used are those set out in the CIM Standards.

The Table below presents cut and uncut gold grade estimates and corresponding tonnage estimates prepared for the Forest Hill Project as at September 28, 2005.  These reflect combined results from the mine area, the Goose Neck Lake area, the Line 2300E to 2650E area and the 1900 East area.  Assumptions, estimation parameters, and methodologies associated with this estimate are discussed below under appropriate headings.

Mineralized Material Estimate for Forest Hill Project

Mineralized Material

Gold Grade Threshold	*Tonnes	Gold Grade (g/t) Uncut	Gold Grade (g/t) 50 g/t Cut
1 g/t	355,000	15.96	10.19
3.5 g/t	225,000	24.02	14.91
5.0 g/t	199,000	26.48	16.19

Goldenville

Introduction

Acadian acquired the mineral rights to the Goldenville Project as part of its exploration, evaluation and development program for gold mineralized materials in Nova Scotia and holds an undivided 100% right title and interest in all exploration licenses comprising the Goldenville Project.

Acadian retained Mercator to complete a mineralized material estimate of the Goldenville.  The Goldenville Technical Report, with an effective date of March 1, 2005, was developed in accordance with NI 43-101 and in accordance with the CIM Standards.

The Goldenville gold district is regarded as one of the most significant in Nova Scotia based on its recorded gold production of approximately 212,300 ounces from 551,797 tonnes of ore between 1862 and 1942.  This indicates an historic recovered grade of 11.97 g/t.

Project Description and Location

The Goldenville Project is located in Guysborough County, Nova Scotia, approximately 135 kilometers east of Halifax and 60 kilometers south of Antigonish.  The village of Sherbrooke is located approximately 5 kilometers to the north.  As shown in the table below, the Goldenville property consists of 116 contiguous mineral exploration claims under five mineral exploration licenses covering approximately 1878 hectares (4640 acres).  Exploration license 05817 formed the specific focus of the Goldenville Technical Report and mineralized material estimation due to concentration of most past mining and exploration activity in the area covered by this license.

Tabulation of Acadian's Exploration Licenses at Goldenville

License No.	NTS Sheet	Tract	Claims	No. of Claims	Renewal Date
05817	11 F 04 B 11 F 04 C 11 E 01 A 11 E 01 A 11 E 01 D 11 E 01 D	108 12 97 98 1 2	LMNO CDEF JKLM NOPQ JKLM NOPQ ABCD EFGH ABCD EFGH	40	December 9, 2010
08324	11 E 01 A 11 E 01 A 11 E 01 A 11 E 01 A 11 E 01 A 11 E 01 D 11 E 01 D 11 E 01 D 11 E 01 D 11 E 01 D 11 F 04 B 11 F 04 C	97 98 99 100 101 1 2 3 4 5 108 12	EFGH EFGH JKLMNOPQ JKLMNOPQ JKPQ JKLM JKLM ABCDEFGHJKLM ABCDEFGHJKLM ABGHJK EFGKP BGKLM	76	April 9, 2010
			Total	116

The mineral rights to this property are 100 per cent owned by Acadian.  The property is not subject to any royalties, back-in rights, payments or agreements with any other parties.

Surface titles to lands covered by the Goldenville Project are held by various private interests and by the Crown.  Notably, the main mineralized material area with the associated mine infrastructure occurs on a large block of provincial Crown land for which required access agreements had previously been arranged.  Access agreements were also established at that time with various private landowners to accommodate surface exploration activities.

Acadian has not legally surveyed the mineral exploration claims at Goldenville.  If a mining lease were granted at some time in the future, a legal survey of the claims would be required.  Acadian had not applied for a mining lease at the time of report preparation.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Goldenville Project is easily accessible via Highway 7, which crosses the east end of the property, and 2 good quality gravel roads off of it run through the property.  The village of Sherbrooke is located approximately 5 kilometers to the north of the Goldenville Project and provides access to basic services such as banking, grocery and other small stores, small restaurants and motel accommodations.  Antigonish is located 60 kilometers to the north and is a much larger center with a substantial local supply base for most needs.  Domestic power and telephone services are available at the Goldenville site.

The climatic conditions are the same as set forth above with respect to the Beaver Dam Project.

Numerous construction and heavy equipment contractors are based in Guysborough and Antigonish counties and many of these provided services during recent construction of the Sable Offshore Energy Inc. natural gas plant at nearby Goldboro and the associated pipeline infrastructure of Maritimes and Northeast Gas Pipeline Ltd.  In general terms, the area can provide access to a well trained work force but lacks a recent history of mining operations.  Unemployment levels in this predominantly rural area are typically higher than the provincial average.

The Goldenville property area is generally flat lying and occurs at an average elevation of approximately 55 meters above sea level.  A large swampy area underlies the south central part of the claim group and the St. Mary's River crosses the eastern edge of the property.  Glacial till cover is extensive in this area and limits bedrock exposure to an estimated 5% or less of surface area.  A review of drilling records showed that overburden thickness ranges between 1m and 8m, and is primarily comprised of glacial till.  Upper till zones in this part of Nova Scotia may be of far-traveled origin where drumlin structures are present but these typically overlie an otherwise locally derived basal till unit.

Original vegetative cover across the property was dominated by stands of balsam fir, spruce and hemlock, with isolated occurrences of hardwood.  Historic mining activities have resulted in local disruption of the landscape by waste rock piles and clear cut forest harvesting has been carried on in some areas.  A substantial acreage now shows various stages of forest re-growth

Mineralized Material Estimates

Compiled and interpreted results from 142 past surface and underground diamond drill holes and results of specific past underground sampling programs were assessed for use in developing a mineralized material estimate for the Goldenville Project.  For report purposes, definitions of mineralized materials and associated mineralized material categories are those set out in the CIM Standards and further reflected in NI 43-101.

The table below presents cut and uncut gold grade estimates and corresponding tonnage estimates prepared for the Goldenville Project as of March 1, 2005.  These reflect combined results from diamond drilling over a 1,700 meters area along strike between the Bluenose Mine and west of the Stuart Shaft as well as underground sampling from the Guysborough mine (Stuart shaft).  Assumptions, estimation parameters and methodologies associated with these estimates are discussed below.

Mineralized Material Estimate for Goldenville

Mineralized Material

Gold grade Threshold	Tonnes Uncut	Gold Grade Uncut (g/t)	Gold Grade (g/t) 50 g cut
3.5g/t	62,554	16.62	14.72
2g/t	106,976	10.76	9.65
1g/t	181,047	6.96	6.31

ScoZinc Project

Project Description and Location

The ScoZinc Project includes the Scotia Mine located approximately 50 kilometers northeast of the Halifax Regional Municipality, Nova Scotia and one kilometer east of the community of Gays River in Halifax County.  The Scotia Mine's general location is 45°02¢ North, 63°20¢ West.  Acadian acquired 100% of the outstanding shares of ScoZinc on July 6, 2006 from HudBay thereby acquiring the Scotia Mine property and the other assets of ScoZinc.

The Scotia Mine property is subject to Mineral Lease 90-1, which consists of 615 hectares of mineral rights, including land with exploration potential for zinc/lead mineralization and 590 hectares of land ownership.

The Scotia Mine property also includes five exploration licenses in the general vicinity of the Scotia Mine.  In total, the 79 claims cover 3,160 acres (1,279 hectares).  These licenses are located along strike from the Scotia Mine deposit and include favorable host rocks similar to that at the mine site.

Tabulation of Acadian's Exploration Licenses on the ScoZinc Project

License No.	NTS Sheet	Tract	Claims	No. Of Claims	Renewal Date
06268	11E3B 11E3B 11E3B	19 18 7	ABCD EFGH LMN ABC EFGH DE JKLM NOPQ	28	May 2, 2010
06304	11E3B	29	E	1	October 13, 2010
06303	11E3B	29	LMNOP	5	October 25, 2010
05851	11E3B 11E3B	45 46	FGH L EFG	7	November 5, 2010
TOTAL				41

Mineral Lease 90-1, which covers the entire Scotia Mine site, was originally granted by the Crown to Westminer Canada Limited ("Westminer") on April 2, 1990, for a term of 20 years and may be renewed upon its expiration.  Mineral Lease 90-1 grants sufficient rights for mining.  A renewal application for a further 20 years was filed with the Nova Scotia Department of Resources on October 1, 2009.  The Table below sets out claims comprising Mineral Lease 90-1.

Claims comprising Mineral Lease 90-1.

NTS Sheet	Tract	Claims	No. of Claims
11E3B	5 19 20 28 29	NOP JKPQ BCDE FGK LMNO PQ DEKL MNOP ABCD FGH JKQ	3 4 13 8 10
TOTAL			38

Mineral Lease 90-1 was transferred from Westminer to Savage Resources Canada Company ("SRCC") in 1996.  SRCC changed its name to Pasminco Resources Canada Company ("PRCC") in 1999.  PRCC further changed its name to Pasminco Resources Canada Ltd. ("PRCL") in March 2002 upon amalgamating with 3063554 Nova Scotia Company.  PRCL changed its name to ScoZinc Limited (ScoZinc) in November 2002.

Mineral Lease 90-1 is registered in the name of ScoZinc.

On May 15, 2003, Gallant Aggregates Limited ("Gallant") signed a 30-year lease and royalty agreement with ScoZinc to mine and remove aggregate from the Scotia Mine property for $1.00 per tonne of material removed ("Gallant Agreement").  The Gallant Agreement entitled Gallant, with certain limitations, to mine aggregate anywhere on ScoZinc's land.  In January 2008, Gallant exercised its option under the Gallant Agreement to purchase approximately 25 acres of the Scotia Mine property.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Scotia Mine property is located approximately 65 kilometers northeast of Halifax, Nova Scotia.  Access to the property is by paved roads and is approximately 15 kilometers off the Trans Canada Highway along Highway 224.  The Halifax Stanfield International Airport is located 20 kilometers southwest of the Scotia Mine property.

The Scotia Mine property lies along the south side of the Gays River main branch, immediately east of the confluence with the Gays River south branch.  The deposit is in a rural-residential area of central Nova Scotia that is typified by rolling topography and abundant surface water.

The climate is variable because of mixed continental and maritime weather patterns.  Mean annual temperature is 5.9 degrees Celsius, mean annual precipitation is 1,250 mm and yearly evapo-transpiration is estimated to be 560 mm.  The relatively mild climate for Canada permits year-round operations.

The Scotia Mine mill, designed and built in 1978 and 1979, uses a flotation process and has a design rated capacity of 1,350 tonnes per day.  However, it has operated for extended periods at a rate of 2,000 tonnes per day.  Other existing site infrastructure includes:  (1) an administration building containing offices, a large boardroom, a dry, warehouses, workshops, and several heavy equipment bays; (2) a compressor building (1,600 square feet); (3) a tire shop (2,000 square feet); (4) a welding shop; (5) a geology building; (6) a water pump and treatment facility and (7) a core shed.

Acadian operates storage and ship loading facilities for lead and zinc concentrates at the seaport of Sheet Harbour, a distance of 80 kilometers from the Scotia Mine property over paved roads.  ScoZinc constructed a 12,800 square foot warehouse facility at a cost of approximately $625,000 on lands it leases from Nova Scotia Business Incorporated.  To date, lead concentrates have been shipped by containers through the Port of Halifax to overseas markets and by bulk truck transport to local markets.

The existing surface rights are sufficient for mining operations.  Power is supplied through the regional grid at reasonable rates.  Most of the mill's water requirements are satisfied by in-process recycling.  Make-up water is drawn from the perennial Gays River.  The existing tailings pond has sufficient capacity for the life of the project.  There is also sufficient area for waste rock storage on the property.

Mineralized Materials and Mineral Reserve Estimates

The deposit is characterized by complex geometry and is difficult to model in terms of standard techniques.  Lying along a "paleo-shoreline", it features repetitive changes in strike around a general trend of 060º azimuth, and with varying dip. For mineralized material calculation, the deposit was divided into 2 zones.  The surface mineralized material zone ("Main Deposit"), south of Highway 224, includes lower grade, disseminated rock that is amenable to surface mining.  The northeast underground zone ("Northeast Deposit") lies north of the highway.  It consists of higher-grade, dipping mineralization.  It lacks the lower grade, disseminated rock, making underground mining more attractive.

For both the surface and northeast underground zones, manual interpretation was required to properly model the geology.  The Main Deposit was differentiated into a high-grade massive sulphide zone and a low-grade disseminated zone.  Drill-hole data and underground openings were then plotted on hard-copy plans at ten meter intervals, and interpretations of the high-grade zone, the low-grade and the hanging-wall "Trench" were produced.  Cut-off grades for the high-grade and low-grades zones were 7% zinc-equivalent and 2% zinc-equivalent, respectively.

The surface zone's geometry made it difficult to incorporate the true spatial relationship of the samples for estimation purposes without the use of "unfolding" techniques that transform the sample data into another co-ordinate space that honors the spatial relationships.  Variography and estimation were conducted in the transformed space, and the results are then back-transformed into the original space.

Equal length composites were prepared from uncut assay values in a two step process.  Initial composite intervals were defined from the intercepts of the drill holes with the high-grade and low-grade 3D solids of the mineralized zone.  Equal length composites of 1.5 meters were then generated within these intervals – 1.5 meters is approximately the average length of the assay intervals.

3D experimental correlograms were generated using the transformed (un-folded) zinc and lead composite data, for both low-grade and high-grade mineralized zones below an elevation of 490 meters.  Separate 3D experimental correlograms were generated using un-transformed composite data for the low-grade mineralized zone above 490 meters elevation, where the deposit is essentially horizontal in attitude.  Nested correlogram models comprising nugget effect and two spherical components were fitted to all experimental variograms.

No evidence of specific gravity test work was available.  Therefore, a formula for specific gravity based on zinc and lead grades was used for the mineralized zones.

Two block models were constructed for interpolation purposes, a primary model in normal (un-transformed) space, and a secondary, smaller model in transformed space for interpolation of the un-folded data.

The standard ordinary kriging ("OK") procedure was used to interpolate zinc and lead block values in the flat lying portions of the deposit above 490 meters elevation.  Separate interpolations of zinc and lead block values for the LG and HG zones were kriged in three passes using OK, the transformed composites and the correlograms generated from those composites.

Because it was determined that the northeast underground zone would be most profitably mined using underground mining methods, a cut-off grade of 5% zinc equivalent was used to outline the mineralization on sections spaced 50 meters apart.  To permit mechanized mining, the minimum mining width and height were both 2.4 meters.

One contiguous body made up the northeast underground mineralized materials.  To determine the quantity of material, the outline area on each section was multiplied by its strike length (50 meters) to determine the volume.  That figure was multiplied by an average specific gravity ("SG") of 2.9 to determine mass.  To determine grade, the length-weighted-average grade and the true width of each intercept was calculated.  The average section grade was determined by calculating the true-length-weighted-average grade of all of the section's intercepts.  The average true width of the intercepts was also calculated.

Undiluted surface and underground mineralized materials were estimated to be (July 13, 2006):

Category	Volume (m3)	SG	Tonnes	Zinc Grade	Lead Grade
(Surface)	680,000	2.78	1,880,000	3.8%	1.6%
Surface	810,000	2.77	2,250,000	3.2%	1.4%
Underground1	381,000	2.90	1,110,000	6.6%	3.7%
Subtotal	1,190,000	2.82	3,360,000	4.3%	2.2%
(Surface and Underground)	1,870,000	2.80	5,240,000	4.1%	2.0%
Notes:
1.      Northeast Underground Zone
2.      Undiluted mineralized materials

To estimate the surface reserves, an optimized pit shell was generated from the block model utilizing Whittle 3.4 pit optimization software.  Only blocks in the measured and indicated category were considered as mineralized for this exercise.  A surface mine plan, complete with haul roads, was designed using the optimum pit shells as a guide.

Mine dilution and recovery values were estimated to be 15% and 90% respectively.  These values were applied to the surface reserves and the northeast underground mineralized materials, resulting in the following reserve estimate (July 13, 2006):

Category	Volume (m3)	SG	Tonnes	Zinc Grade	Lead Grade
Proven Reserves (Surface)	630,000	2.78	1,750,000	3.2%	1.3%
Probable Reserves
Surface	610,000	2.76	1,690,000	2.5%	1.0%
Underground	395,000	2.90	1,150,000	5.7%	3.2%
Subtotal	1,005,000	2.83	2,840,000	3.8%	1.9%
Total Proven and Probable Reserves
(Surface and Underground)	1,635,000	2.81	4,590,000	3.6%	1.7%
Notes:
1.      Dilution equals 15% and mining recovery equals 90%

Combined surface and underground reserves and mineralized materials are estimated to be as follows:

Reserves

Dilution = 10%, Recovery = 95%

	Volume			Zinc	Lead
Category	(m3)	SG	Tonnes	Grade	Grade
Surface	809,148	2.78	2,184,700	3.6%	1.4%
Underground	395,000	2.70	1,100,000	5.9%	3.3%
Total	1,204,148		3,284,700	4.3%	2.0%

Getty

Introduction and Terms of Reference

The Getty deposit was the primary focus of Acadian's zinc-lead exploration in 2008.  The Getty Property is located adjacent to the ScoZinc Property and is characterized by similar zinc-lead mineralization as found in the Scotia Mine.  Evaluation of the Getty deposit was conducted in the context of potential mill feed for the Scotia Mine operation.  Work completed in 2008 included the completion of a diamond drill program and mineralized material evaluation.

A report on estimation of mineralized materials for the Getty zinc-lead deposit (effective date of November 12, 2008), was prepared by Mercator on behalf of Acadian.  The previous estimate was prepared in accordance with disclosure requirements set out under NI 43-101 and are considered compliant with Canadian Institute of Mining, Metallurgy and Petroleum Standards for Mineralized materials and Reserves Definitions and Guidelines (CIM Standards).  The mineralized material estimate is based upon historical diamond drilling data used in the earlier estimate plus data from a 138 hole drilling program carried out by Acadian during 2007-2008.  Historic exploration reports and previous mineralized material estimates pertaining to the property were first compiled by Mercator from records stored at the Scotia Mine facility and from government assessment record archives.  This field of information included drill logs with assay information and drill plans completed by Getty Northeast Mines Limited (Getty) and Imperial Oil Limited (Esso) in the 1970s.  Mercator also designed and implemented the 2007-2008 diamond drilling program for the Getty deposit, on Acadian's behalf, results of which served to upgrade the deposit database.  Mercator was also responsible for database validation, core logging, sampling and quality control/assurance procedures associated with the 2007-2008 drilling program at Getty.

Property Description and Location

The Getty deposit is located at Gays River, Halifax County, approximately 45 kilometers northeast of the provincial capital city of Halifax.  The area is directly accessible from paved provincial Highway 277 and is approximately 1700 meters northwest of Acadian's mill at the Scotia Mine complex.  The deposit occurs within Exploration License 6959 which was issued to Acadian on October 20, 2006 as a result of tendering by Nova Scotia Department of Natural Resources (NSDNR).  These licenses include eighty claims that are part of a larger contiguous holding consisting of several Acadian exploration licenses and mining titles.  In 1990 lands covering the deposit were placed under closure by NSDNR and these were subsequently opened for staking on September 12, 2006.  Multiple applications for exploration license covering the deposit were received at that time by the Registrar of Mineral and Petroleum Titles, and all claims were therefore put up for tender.  Acadian Gold Corp., now Acadian Mining Corp., submitted the winning bid for this tender and was awarded the exploration license.

Tabulation of Acadian's Exploration Licenses at Getty

License	NTS Sheet	Tract	Claims	No. of claims	Renewal Date
6959	11 E 3 B 11 E 3 B 11 E 3 B 11 E 3 B 11 E 3 B 11 E 3 B 11 E 3 B	17 30 31 32 42 43 44	Q ABCDEFGHJKLMNOPQ ABCDEFGHJKLMNOPQ ABGHJKPQ ABCGHJK ABCDEFGHJKLMNOPQ ABCDEFGHJKLMNOPQ	80	October 20/2010

Surface rights to lands covering the Getty deposit are owned under separate titles by Allan Benjamin, David Benjamin and Heather Killen.

Agreement with Globex Resources Ltd.

License 6959 that covers the Getty deposit, plus certain peripheral claims in the area, are subject to an agreement between Acadian and Globex Resources Ltd., dated October 10, 2006, that provides Globex with a 1% gross metal royalty (GMR) royalty interest in the associated claims plus 25,000 common shares of Acadian.  Agreement terms also allow Acadian to purchase 50% of the GMR for CDN $300,000.

Accessibility, Climate, Physiography and Infrastructure

The property is located at Gays River, Halifax County, approximately 45 kilometers northeast of the provincial capital city of Halifax.  The area is directly accessible from paved provincial Highway 277 and is approximately 700 meters northwest of Acadian's Scotia Mine complex.  Access to the Trans Canada Highway (Route 102) is possible at Enfield, approximately 15 kilometers to the west and Robert Stanfield International Airport is located twenty kilometers southwest of the mine site.  On the property scale, access to the deposit area is excellent, being provided by several private roads, field access trails and forestry trails associated with land  holdings that adjoin Highway 224.

Climatic conditions are the same as set forth above with respect to the Beaver Dam Property.

Cleared farmland and intervening small woodlots characterize the property area and the north flowing Gays River follows a prominent valley along the east and north sides of the property.  A small north flowing stream also occurs near the west property boundary and lesser seasonal drainages are present locally.  Maximum topographic relief is approximately 55 meters above the Gays River valley bottom which has an average elevation in this area of approximately 10 meters above sea level.  Most elevation change occurs along the narrow river valley corridor and rolling farmland with mixed forested areas is otherwise present.  Almost all of the area underlain by the mineralized material estimate consists of cleared farmland.

The property area is rural and has been extensively developed for agricultural purposes in the past.  The largest local employers are an open pit gypsum mine and rail shipment facility operated by National Gypsum Limited at nearby Milford.  Forestry industry interests are also represented in the immediate area, which occurs entirely within the Halifax Regional Municipality.  Access to mainline rail facilities is possible at nearby Enfield and direct access to deep-water shipping facilities with post-Panamax capacity is present through the ice-free deepwater port of Halifax.  Year-round deep water access is also possible at the port of Sheet Harbour that is accessible via paved provincial highways and located 100 kilometers to the southeast of the Getty property.  Halifax is the provincial capital and in combination with surrounding communities forms a major center of population, government, business, education, industry and transportation services.  Robert Stanfield International Airport is located approximately 20 kilometers southwest of the property and provides daily domestic and international airline services.  Access to the regional electrical grid is also possible.  In summary, the Getty property is well positioned with respect to existing infrastructure and support services that could be beneficial to future mining at the site.  The most significant infrastructure factor is direct proximity to Acadian's Scotia Mine complex, located approximately 700 meters to the southeast.

Mineralized Material Estimates

All areas of zinc-lead mineralization included in the current mineralized material are restricted to the Getty deposit carbonate bank and occur within dolomitized Gays River Formation lithologies.  For mineralized material model purposes the Getty deposit is considered an extension of the adjacent Scotia Mine deposit and both are classified as carbonate-hosted, stratabound zinc-lead deposits of the Mississippi Valley Type (MVT).  Mineralization is localized in carbonate bank lithofacies that developed above and around paleo-topographic basement highs comprised of Cambro-Ordovician Goldenville Formation greywacke and slate.

Methodology of Mineralized Material Estimation

The Getty mineralized material estimate is based on a three dimensional block model developed using Surpac © Version 6.0.3 modeling software and the validated project drill hole database.  The database includes results from 181 historic diamond drill holes completed by Getty as well as 4 holes completed by Esso and 138 diamond drill holes completed by Acadian in 2007-2008.  The current mineralized material outline includes 84 historic holes and 94 Acadian holes, although additional holes from both sources occur adjacent to the outline and were used for geological and block model peripheral constraint definition purposes.

The table below presents a statement of the mineralized material estimate for the Getty zinc-lead deposit.  The estimate is considered to be compliant with both the CIM Standards and disclosure requirements of NI 43-101.  The effective date of the estimate is deemed to be September 9, 2008.

Getty Deposit Mineralized Material Estimate

Cutoff: Pb%+Zn%	Tonnes (Rounded)	Pb%	Zn%	Pb%+Zn%

2.00	2,540,000	1.48	1.91	3.39
2.00	1,470,000	1.48	2.02	3.50
2.00	4,010,000	1.48	1.95	3.43

2.50	1,680,000	1.78	2.21	3.99
2.50	1,070,000	1.74	2.22	3.97
2.50	2,750,000	1.76	2.21	3.98

3.00	1,080,000	2.13	2.54	4.67
3.00	740,000	2.04	2.47	4.52
3.00	1,820,000	2.09	2.51	4.61

Acadian - Other Assets

Acadian controls mineral claims hosting barite-fluorite deposits at Lake Ainslie, Cape Breton Island as well as a land position in the area.

Acadian held a 29.2% interest in Royal Roads Corp. which was publicly traded on the TSX Venture Exchange. During the year, Acadian sold this investment.

The Slave Craton Properties

During 2002, we reached an agreement with the Canadian company, Tahera Diamond Corporation, to explore for gold on Tahera’s extensive properties on the Slave Craton in Nunavut, Canada.  At that time, Tahera’s Slave land package included 177 mineral claims and 11 Inuit Owned Land (“IOL”) Concessions covering approximately 471,000 acres.  Under the current (2010) agreement between Tahera, NTI and Golden River Resources, Golden River Resources now has unfettered access to the 3 Inuit Owned Land (“IOL”) Concessions in which Golden River Resources expressed interest; CO08-001 (Contwoyto), CO20-002 (Hood) and CO44-00-01 (Rockinghorse).  These three IOL cover approximately  35,504 acres (14,368 hectares).

Tahera was a diamond mining company conducting diamond exploration in the northern Slave Craton and brought its Jericho diamond pipe into production in 2006.  In 2008, Tahera was placed into the Companies’ Creditors Arrangement Act (“CCAA”).  During 2010, Golden River Resources negotiated and consummated an agreement to purchase outright the existing Hood, Contowyto and Rockinghorse IOLs from Tahera.  Under the transaction closed with Tahera, the company has purchased these three IOL properties for a consideration of CDN$86,000.00 and the issue to Tahera of 3,000,000 shares of common stock in Golden River Resources. Under this agreement, Tahera has retained rights to all diamond mineralization within the property should any diamondiferous pipes be identified within the property boundaries at any point in the future.  Also, under this agreement Tahera has retained two small IOL areas within the Hood IOL and one area within the Contwoyto IOL (which have subsequently been sold to Shear Minerals).  These enclaves covered known diamond occurrences discovered by Tahera (the Tenacity and Contwoyto-1 kimberlite pipes).  Under this reorganization of ownership by NTI, the Golden River IOLs were renamed.  The Hood IOL is now known as CO20-002 and the Contwoyto IOL became CO08-001 (consisting of subareas A, B, C and D).  Rockinghorse remains CO44-00-01 (consisting of subareas A and B).

The exploration properties that the Company has acquired are in three distinct areas: the High Lake Volcanic Belt, the Contwoyto Lake Area, predominantly underlain by the turbiditic sediments of the Contwoyto Formation and the Rockinghorse /Lake area underlain by granite/granite gneissic terrain west of the High Lake Volcanic Belt.  All of these areas are located within the Slave Craton, of Nunavut.

The Hood River Inuit Owned Land (“IOL”) concession contains the Company’s exploration property in the High Lake Volcanic Belt which is located in the northwest section of the Slave Structural Province.  The original Hood River IOL concession was subsequently consolidated and reduced to the current Hood River CO20-002 IOL concession which now encompasses an area of 20,623.3 acres (8,346 hectares).  The high-grade Hood River gold showings identified to date occur within a 9 by 5 kilometre area in the west-central portion of the High Lake Greenstone Belt.  Four main mineralized areas within the IOL have been identified to date; the North Fold Nose, the Penthouse (North and South), the Crown and the Blackridge Prospects.

The exploration properties in the Contwoyto Lake Area are located approximately 120 kilometres south of the Hood Property, on the east side of Contwoyto Lake, lying within the Contwoyto Formation and consists of the CO08-001A, B. C and D IOL subareas. The original CO-08-00-01, 02, 03 and 05 Concession Agreement totalled 65,250 acres but has subsequently been reduced to currently cover 9,706.3 acres (3,928 hectares).  Mineralization specific to the properties includes a number of significant banded iron formation hosted gold prospects including the R44-R47, R43-R45 and the Area 5-5 Prospects. No kimberlite bodies are known to exist within the boundaries of the CO08-001 IOL.

Golden River Resources, through its 2010 agreement with Tahera and Nunavut Tunngavik Incorporated (“NTI”: the Inuit organization which hold subsurface title to Inuit owned lands and is responsible, in consultation with the appropriate regional Inuit associations, for the administration and management of those subsurface rights) also acquired title to the Rockinghorse IOL (CO44-00-01).  This property, located approximately 70 kilometres southwest of the Hood IOL, covers an area of 5,174.4 acres (2094 hectares).  The property lies west of the High River Volcanic Belt but still within the Slave Craton.  A narrow horizon of volcanic rocks has been mapped by government geologists cutting the surrounding granite/granite gneisses that underlie the property.  To date, there is no record that gold exploration has been undertaken on this property and it has yet to be evaluated by the company.

The original agreement with Tahera, dated March 7, 2002, gave us rights of access to exploration data of Tahera covering gold, silver and base metal potential on properties 100% held by Tahera or properties which are adjacent to or in the area of the Tahera properties.  Tahera has an extensive database of data to which we had access, including geophysical surveys, overburden and bedrock mapping, overburden sampling and drilling data.  We had agreed to pay them a two percent net smelter return royalty on any production from gold and base metals we discovered having used Tahera’s extensive database.  If during our exploration for gold, silver or base metals on the 100% Tahera held mineral properties, we discovered diamonds, Tahera retained the rights to the diamonds.  Under the agreement, if we wished to conduct exploration on the properties, we needed to seek access to the properties and enter into an access agreement with Tahera, suitable to Tahera, which set out the terms of our access.  Our access could not interfere with Tahera’s operations on the properties.  Tahera had the sole and unfettered discretion to sell, transfer, assign, encumber, mortgage, pledge, hypothecate, allow to lapse, forfeit, surrender or in any way dispose of its interest in the properties.  Should Tahera sell, transfer, assign the properties, we would then be required to re-negotiate access with the new holder of the properties.  We undertook exploration at our sole risk.  Subject to Tahera’s rights, we had the right to exploit opportunities for gold, silver or base metals on the properties.  In return, Golden River Resources had granted Tahera a 2% net smelter return royalty on any mineral deposit discoveries that Golden River Resources may have identified.

The Company entered into access agreements with Tahera for the 2004 and 2006 exploration programs.  No field exploration was undertaken during 2007, 2008, 2009 or 2010 and therefore we did not enter into access agreements for these years.

On January 16, 2008, Tahera Diamond Corporation obtained an order from the Ontario Superior Court granting it protection pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”)

In June 2008, the Company agreed on terms with Tahera Diamond Corporation to obtain full control of the Tahera CO08, CO20 and CO44 IOL mining properties through the issuance of 3,000,000 shares of common stock and the payment of CDN$86,000. The original agreement was rescinded when this final agreement was executed as at April 30, 2010. The agreement, was subject to the Supreme Court of Canada approval and since has been validated.  Through this agreement Golden River Resources has unfettered ownership of the properties; however, Tahera retains title to any diamond resources identified within the properties.

Each of the properties has minimum annual exploration expenditure commitments required to be met to maintain the rights to the property.  The minimum annual commitments can be met either by actual exploration expenditures or by making a cash payment in lieu of exploration expenditure.

Exploration work undertaken by Golden River Resources is subject to the Mining Land Use Regulations of the Indian and Northern Affairs Canada Mining Act.  This Act requires Golden River Resources to obtain permits prior to performing significant exploration programs and sets standards that must be met for development and reclamation.

On April 1, 1999, the Nunavut Land Claims Agreement, dated May 28, 1993, between the Inuit of Canada’s eastern arctic region and Her Majesty the Queen in right of Canada, came into force.  Under this agreement, the Inuit were granted ownership of approximately 360,000 square kilometres of land in an area referred to as the Nunavut Settlement Area, including ownership of subsurface rights in approximately 37,500 square kilometres of those lands.  Third party interests in lands in the Nunavut Settlement Area created on or after April 1, 1999 are granted, in the case of surface rights, by the appropriate regional Inuit association and, in the case of subsurface rights, by Nunavut Tunngavik Incorporated (“NTI”) which will hold subsurface title to Inuit owned lands and will be additionally responsible, in consultation with the appropriate regional Inuit associations, for the administration and management of those subsurface rights.  The Golden River Resources Inuit Owned Lands properties CO20-002, CO08-001 and CO44-00-01 are all administered by the NTI.  All non-IOL mineral properties are administered by the Federal Government of Canada.

Exploration interest is currently focused on the Hood (CO20-002) IOL and Contwoyto (CO08-001) IOL concessions; however, the gold-bearing potential of the Rockinghorse (CO44-00-01) IOL will be evaluated during 2011.

The properties are maintained in good standing by applying an annual work commitment or a payment in lieu of work.  Previously, payment of fees and exploration expenditures associated with the maintenance of Tahera Corporation’s ground covered under the Slave Craton Agreement with Golden River Resources were the responsibility of Tahera.  As of the consummation of the 2010 agreement, they become the responsibility of Golden River Resources.

Location

All mineral properties that fall under the Slave Agreement are located within the Slave Craton of the central arctic area of Nunavut, Canada.  The Slave Craton is a relatively small Archean Craton, dominated by greenstone belts and turbidite sequences, underlain by older gneisses and granitoid bodies.  The Slave Craton or Slave Structural Province encompasses an elliptical area approximately 500 kilometres wide by 750 kilometres long, located between Great Slave Lake to the south and Coronation Gulf to the north (Figure 1).  The company has negotiated three IOL agreements to cover three non-contiguous IOL areas within the Slave Craton (Figure 2); the Hood, Contwoyto and Rockinghorse IOLs.

Hood River IOL Concession (CO20-002)

The Hood River Inuit Owned Land Concession is in the High Lake Volcanic Belt located in the northwest section of the Slave Structural Province in Nunavut.  The land holdings originally included 4 mining properties totalling 10,330 acres; however, all of these have subsequently lapsed as only the CO20-002 IOL concession is within the greenstone component of the High Lake Volcanic Belt and therefore of exploration interest to us.  The original Hood River CO-20 IOL concessions have been subsequently consolidated and reduced to the current Hood River CO20-002 IOL Concession which encompasses an area of 20,623.3 acres (8,346 hectares).  The approximate centre of the Hood Concession is about 45 kilometres north of the Arctic Circle, and 530 kilometres north-northeast of Yellowknife.  Historically the IOL concessions were held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera); however, currently Golden River Resources has 100% interest in the consolidated property.  There are no known encumbrances on the concession.

Figure 1.	Location of the Slave Project Area within Nunavut and the Slave Structural Province (Slave Craton).

Figure 2.
Location of the Properties Covered By the Current GBR/NTI Agreement. Note that many of the marked Tahera held areas shown on this map are outdated as they have been reduced as claims have been allowed to expire.  In Figure 2, lakes and rivers are shown in blue.  (Modified: August 17, 2010.)

Contwoyto IOL Concession (CO08-001)

The original C0-08 Concession Agreement totalled 65,250 acres but has been subsequently reduced to the current 9,706.3 acres (3,928 hectares).  The approximate centre of the C0-08 Concession is 100 kilometres south of the Arctic Circle, 100 kilometres north-northwest of Lac de Gras, and 380 kilometres north-northeast of Yellowknife.  Again, historically the C0-08 Concession Agreement was held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both of which are wholly owned by Tahera); however, under the new 2010 agreement, the concession is now currently 100% held by Golden River Resources.  There are no known encumbrances on the concession.

Rockinghorse IOL Concession (CO44-00-01)

As a result of the 2010 Tahera / Golden River Resources agreement, the concession is now currently 100% held by Golden River Resources with Tahera retaining the rights to any diamond mineralization identified on the property.  The property covers 5174.4 acres (2094 hectares) in two non-contiguous subareas.  The more southerly block of the Rockinghorse Concession (CO44-00-01A) lies on the Arctic circle and is situated approximately 475 kilometres north-northeast of Yellowknife.  The northern block (CO-44-00-01B) lies approximately five kilometres north of the southern block.  The IOL was originally acquired by Kennecott on December 31, 2000.  There are no known encumbrances on the concession.

Access, Infrastructure, Local Resources

Access to all the areas within the Slave Craton is by aircraft.  In summer months, float equipped aircraft may land on local lakes of appropriate size including Contwoyto Lake, Napatulik (Rockinghorse) Lake, Penthouse Lake, and Carat Lake.  In addition, airstrips are available for fixed wing aircraft equipped with tundra tires at the Lupin mine site, the ULU Mine Site and Tahera’s Carat Camp (Jericho).  Helicopter support is required to mobilize personnel from camp sites to the property work areas.  A winter road which links Yellowknife to the Lupin Mine Site on Contwoyto Lake has historically been used for economical transportation of supplies during the winter months.  This temporary ice road has been extended northward to Tahera’s Carat Camp (and on to the ULU camp) in past winters; however, it has not re-established since the winter of 2007.

The Golden River Resources properties are located in the treeless Arctic, within the zone of permafrost.  The weather in the property areas is typical of the continental barren lands which experience cool summers and extremely cold winters.  Winter temperatures can reach -45 degrees.  Summer temperatures are generally in the 5 to 10 degree Celsius range but can reach the high 20 degrees Celsius range.  Average annual snowfall rarely exceeds 1 metre, most of which falls during autumn and spring storms.  Small lakes are clear of ice usually by the third week in June and start freezing over again in mid to late September.

The topography of the area consists of low rolling hills with areas of low-lying swampy muskeg. Local relief is subdued, rarely exceeding 150 metres.

The closest community with regularly scheduled air service is Kugluktuk (formerly known as Coppermine) which is located 145 kilometres northwest of the Rockinghorse (CO-44) Concession and 200 kilometres northwest of the Hood River (CO-20) Concession.  First Air has daily scheduled flights from Yellowknife to Kugluktuk.  The main centre for transportation to the properties is through Yellowknife, 530 kilometres southwest of the Hood River Concession, and 410 kilometres southwest of the Contwoyto Concession.  Fixed wing and helicopter charter services are available in Yellowknife, as are all supplies (groceries, lumber, fuel, etc.) and expediting services.  Although currently inactive, additional existing infrastructure to potentially assist servicing the company’s land holdings includes the Tahera Jericho Mine Site and the Lupin and ULU Mine Sites which belong to China MinMetals Corp. (formerly Wolfden/Zinifex/Oz Minerals); however, all are currently on care and maintenance.  There is no infrastructure on the Hood, Contwoyto or Rockinghorse IOL Concessions.

Exploration History

There are currently no known gold, silver or base metal mineral reserves identified on the Hood, Contwoyto or Rockinghorse IOL concessions.  All work undertaken in the past has been strictly exploratory in nature.

All previous work reported by companies is quoted from open file government assessment reports.  For the Slave Craton land holdings non diamond-related exploration activities are emphasized as these relate to our interest.  Specifically, previous exploration work on the Hood River/High Lake and Contwoyto Lake land holdings are detailed as these are deemed to be most prospective for gold mineralization.  It appears that in the past, the Rockinghorse property has only been evaluated for its diamond-bearing potential.

Hood River/ High Lake Belt

Exploration around and directly within the Hood River properties began in 1965 and over the years has included sampling, mapping, trenching, and limited drilling programs, as well as ground and airborne geophysical surveys.

In 1989 the ULU Gold Deposit was discovered.  It is located immediately adjacent, and abuts onto, the western border of Company’s Hood River CO-20-002 IOL.  Previous exploration efforts undertaken within the Hood River CO-20-002 IOL have outlined several key areas of anomalous gold mineralization which include the Penthouse North and South Zones, the Blackridge Zone, the Crown Zone and the North Fold Nose Zone.

In 1999 when the Nunavut Land Claims Agreement came into effect the Inuit were granted surface ownership of approximately 360,000 square kilometres of land, of which they have the subsurface rights for approximately 37,500 square kilometres.  Nunavut Tunngavik Incorporated (NTI) is the entity through which these subsurface rights are administered.  The Hood River Area around the ULU Deposit in which Golden River Resources has an exploration interest (this being the former CROWN, DEN, FIDO and ULU claims) was ultimately incorporated into NTI lands.  The sole exception to this inclusion was the original ULU Claim currently being evaluated by China MinMetals Corp. (formerly Wolfden/Zinifex/Oz Minerals).  It was brought to lease and is regulated by the federal government.

In March, 2003, Strongbow Resources Inc. and Nunavut Tunngavik Incorporated announced an agreement whereby Strongbow could explore a large parcel of land which covered all the south half of the High Lake Greenstone Belt and bordered Golden River Resources Hood IOL concession on the east, south, and west.  After a initial period of evaluation, much of this ground has since been returned to NTI.

Contwoyto Lake Area

Following the discovery of the Lupin Mine in 1960 (a gold-bearing banded iron formation deposit) located on the western shore of Contwoyto Lake, exploration for additional Lupin-style banded iron formation hosted gold deposits commenced throughout the Contwoyto Formation.  This resulted in the discovery of a number of prospects many of which occur on Golden River Resources’ Contwoyto properties.

Significant results that substantiate the potential of the region to host gold mineralization have been reported on several key areas which include the R43-R45, the R44-R47 and the 5-5 prospects.

Diamond exploration began in the area in 1993.  Discovery of several kimberlite bodies prompted Tahera to undertake a helicopter-borne EM and magnetic survey over 110 square kilometres in the Contwoyto Lake area.  As part of the Tahera data set, this survey has delineated a number of prospective iron formations.

Rockinghorse Lake Area

No previous gold exploration work has been documented to have been undertaken within the Rockinghorse IOL.  The Rockinghorse property has only been evaluated for its diamond-bearing potential during a past exploration program undertaken by Tahera.

Geological Setting

The Slave Structural Province encompasses an elliptical area approximately 500 kilometres wide by 750 kilometres long, located between Great Slave Lake to the south and Coronation Gulf to the north (Figure 1).

The Yellowknife Supergroup, an important host for ore deposits, occurs as twenty-six linear volcanic belts surrounded by granitic batholiths. These belts are typically isoclinally folded and generally range in age from 2715-2671 million years.  The belts have been divided in the literature into either mafic volcanic-dominated (Yellowknife-Type) or felsic volcanic-dominated (Hackett River-Type). Yellowknife-Type volcanic belts are dominated by massive to pillowed basalt flows with lesser amounts of felsic volcanic, volcaniclastic rocks, clastic sedimentary rocks and occasionally synvolcanic conglomerate and carbonate units.  The Hackett River-Type belts are defined by the abundance of calc-alkaline felsic and intermediate volcanic rocks generally intercalated with turbidite sedimentary sequences.

At least five episodes of Proterozoic diabase dike “swarms” (dated between 2400 million years and 600 million years) have been recorded in the Slave Structural Province.  These dike sets form local positive relief where they intrude easily eroded lithologies such as the meta-turbidites and negative relief in areas where they are juxtaposed with granites and gneisses.

No known gold, silver or base metal mineral reserves are known on our mineral properties.  All previous programs undertaken by Golden River Resources have been exploratory in nature.

Prospects

The Slave Craton is a well mineralized area with huge potential for discovering mineral deposits.  To date, within the craton, diamond, gold, copper, lead and zinc deposits have been identified.

Hood River IOL Concession (CO20-002)

High grade gold showings have been identified within a 9 by 7 kilometre block in the west-central portion of the High Lake Greenstone Belt within the CO20-002 IOL (Figure 3).  To date, four main mineralized areas are known to occur; the North Fold Nose Zone, Penthouse Zones, Crown Zones and Blackridge Zone.  The mineral prospects on the property occur in rocks of the same age and nature as mineralization at the adjacent ULU Gold Deposit where gold occurs in brecciated basaltic wall rock clasts which are replaced by acicular arsenopyrite + quartz + potassium feldspar.

There is a spatial relationship between the gold-bearing zones of the ULU Deposit and the axial trace of the ULU Anticline.  The North Fold Nose Area within the CO20-002 IOL covers the northern-most two kilometres of this important fold axis.  Several gold-bearing zones have been previously identified in this area.  In one area along the axis of the anticline, a one metre wide quartz vein outcrops for over 40 metres.  Grab samples of this vein material contain arsenopyrite, pyrite, pyrrhotite, chalcopyrite, and native copper mineralization.  Highly anomalous silver and bismuth geochemical values were also returned from these samples.

Additional mineralized zones were discovered in the central fold of the North Fold Nose.  A highly anomalous gold value was produced within the prospect area from narrow quartz-pyrite vein rubble.

Previous exploration by Aber (1985), BHP-Utah (1988, 1989 and 1992) and Golden River (2004, 2006) has outlined five zones of gold mineralization on the Crown Prospect (now largely lying within the existing CO20-002 IOL).  At the “Main Zone” several highly anomalous gold values were returned from samples taken within an 800 metre long, silicified, basalt/biotite schist contact zone.  Seven trenches have been dug into the Main Zone Area.  Silicified zones up to 6 metres wide containing disseminated arsenopyrite were noted.  The “B Zone” is parallel to, and 80 metres east of, the Main Zone.  The structural setting and mineralogy of this zone is similar to that at the Main Zone.  Elevated gold values have been identified over a distance of 450 metres and the zone is reported to be open to the north.  Elevated gold values were also reported from grab samples, obtained from the “Western Zone” and also from the folded stratigraphy of the “Eastern” and “Fold” Zones, of silicified basalt and sediment which contained disseminated arsenopyrite mineralization.

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

Figure 3.	Mineralized Areas Within the CO20-002 IOL. (Modified: August 19, 2010.)

Contwoyto IOL Concession (CO08-001)

More than 100 iron formation-hosted gold occurrences occur in the Point Lake - Contwoyto Lake meta-sedimentary sequence.  The most notable gold-bearing iron formation is on the west side of Contwoyto Lake, in the vicinity of the formerly producing, Lupin Gold Mine.  Mineralization on the east side of Contwoyto Lake, specific to the Golden River Resources CO08 IOL Property includes a number of significant iron formation hosted gold prospects including the R43-R45, the R44-R47, the Area 4-5 and the Area 5-5 Prospects (Figure 4).

The poorly exposed R43-R45 Prospect is reported to be hosted by a “Z”-shaped, folded iron formation up to 10 metres wide and traceable intermittently for over 1.3 kilometres. Initial, minor, “grab” sampling of the banded iron formation in the area by Golden River Resources crews has, so far, failed to reproduce the sampling results reported by previous workers.  Significantly more detailed sampling and geologic mapping of this area is required.  The geology, mineralization, alteration and structure are reported to be extremely similar to the Lupin Gold Mine (located across the lake, 28 kilometres to the west) where gold mineralization occurred in a “Z” folded iron formation and was associated with pyrrhotite and arsenopyrite mineralization.  The reported R43-R45 “Z” fold would be of the same magnitude as that at the Lupin Mine.  No previous drilling has ever been reported to have been undertaken from the R43-R45 Area.

The R44-R47 Prospect is hosted by an iron formation up to 5 metres wide and traceable on surface for 1.9 kilometres.  Again, significant historical gold values have been returned from surface sampling but have yet to be reproduced by initial Company sampling.  Significantly more detailed sampling and geologic mapping of this area is also required.  No drilling in this area has been reported.

On the Area 5-5 Prospect, several east-west trending, 300 to 2,700 metres long EM conductors have been outlined.  A total of six iron formations have been identified, four of which are coincident with the EM conductors.  Sulphide-rich boulders of iron formation located at the southwest section of Area 5-5 have yielded gold values.  The “Fox A” Prospect is also within the Area 5-5 zone.  Here the iron formation is 33 metres wide and 220 metres long and has returned gold values.  Drilling undertaken in 1987 on the Area 5-5 Prospect included 8 holes totalling 942 metres.  All eight holes intersected iron formation and returned gold from a section containing pyrite, arsenopyrite and pyrrhotite mineralization.  Four short drill holes on the Area 5-5 zone in 1988 tested a folded iron formation as outlined by an IP survey.  DDH 88-4, drilled 225 metres west of an earlier high grade intercept, intercepted a further significant gold intersection in pyrite-rich, siliceous iron formation.  A further high grade surface prospect containing arsenopyrite and quartz-rich iron formation boulders was apparently not drilled.  The other drill holes intersected siliceous +/- sulphidic iron formation ranging from 5.7 to 15.0 metres thick.

Figure 4.	Mineralized Areas Within the CO08-001 IOL. (Modified: August 18, 2010.)

Rockinghorse IOL Concession (CO44-00-01).

No previous gold exploration work has been documented to have been undertaken within the Rockinghorse (CO44-00-01) IOL.  The Rockinghorse property has only been evaluated for its diamond-bearing potential during a past exploration program undertaken by Tahera.  To date, no mineralized prospects have been identified within the Rockinghorse IOL (Figure 5).

Figure 5.	The Rockinghorse (CO44-00-01) IOL. (Modified: August 18, 2010.)

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

Hood River IOL Concession (CO20-002).

Golden River Resources has spent CDN$104,446 on exploration on the Hood River IOL Concession. Four key areas warrant further investigation.

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

The Penthouse Prospects are underlain by a geologically and structurally complex package of mafic volcanic and meta-sedimentary rocks.  The meta-sediments are thought to have formed the conduit for mineralizing fluids.  Gabbroic sills occur within the mafic volcanic and sedimentary package and form marker horizons which outline the structural complexity of the area.

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

Anomalous geochemical results were returned from grab samples of siliceous meta-volcanics and meta-sediments with the highest gold values being returned from trenches cut into the gabbro – meta-volcanic/meta-sediment contact zone.  The company has obtained a total of 68 samples from this prospect.  Elevated gold and copper values were noted.  During the 2004 program, a total of 39 samples were taken in the Blackridge Area; 14 of these or 36 percent of the samples taken from this area yielded gold values of >500ppb Au and 13 of these samples or 33 percent of all the samples taken on this prospect during 2004 yielded gold values of >1000ppb Au.  During 2006, a total of 29 samples were taken in the Blackridge Area; 12 of these or 41 percent of the samples taken from this area yielded gold values of >500ppb Au and 9 of these samples or 31 percent of all the samples taken on this prospect during 2006 yielded gold values of >1000ppb Au.  Generally, the 2004 and 2006 results were an improvement over the reported historical results.

Contwoyto IOL Concession (CO08-001)

We spent CDN$109,057 on exploration on the Contwoyto IOL Concession.  Some key areas that warrant further investigation include:

Area 5-5 - Field work revealed the area to be underlain by a package of amphibole-rich, silicate facies iron formation.  This area produced the best gold results in the Contwoyto concession.  Previous geophysical surveys over the area indicated the zone trends west, off shore, into the East Arm of Contwoyto Lake, proximal to the Area 5-5 Zone.  Initial rock chip sampling from this and the contained “Fox A” Area by the company returned significant geochemical results.  Significantly more detailed geologic mapping, ground geophysical surveys, trenching and sampling of this area is required before final testing by a diamond drill program.

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

Rockinghorse IOL Concession (CO44-00-01)

To date, no work has been undertaken by the company on the Rockinghorse (CO44-00-01) IOL.

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

Further Exploration – Slave Craton

After the initial Tahera (and subsequent Golden River) evaluation the Contwoyto IOL concession of the Contwoyto Lake Area, the original size of the concession was dramatically reduced from 65,250.8 acres to the current 9,706.3 acres.  The Company believes that all prospective ground was retained.  The area reduction was done in conjunction with Tahera Diamond Corp. and it served to greatly reduce the amount of exploration assessment requirements for this area.

To maintain the Contwoyto IOL into 2012, a work commitment or a cash payment in lieu of assessment work estimated in the amount of CDN$157,000.00 due on December 31, 2011 will be required.  To maintain the Hood IOL into 2012 a work commitment or a cash payment in lieu of assessment work estimated to be in the amount of CDN$334,000.00 also due on January 01, 2012 will be required.  To maintain the younger Rockinghorse IOL into 2012, a work commitment or a cash payment in lieu of assessment work estimated in the amount of CDN$63,000 due on December 31, 2011 will be required.  The 2009 and 2010 in lieu of assessment payment for all areas has been waived by NTI due to the fact that the Company couldn’t access the ground as a result of the current Tahera restructuring.

As a result of the a compilation of the historical exploration results previously undertaken in the area and the results of the company’s 2004 field season, several areas quickly emerged as having a strong potential to host gold mineralization, based on geological, mineralogical and structural criteria and as such would require further examination.

In late July 2006, Golden River Resources mobilized equipment and personnel to further prospect, assess and evaluate the Contwoyto Lake and Hood River Areas.  The work program was to follow up Golden River Resources’ highly successful 2004 examination with a focus on highlighting key areas on which to develop a future (2011) drilling program.

During the 2006 summer field program, 901 samples were taken throughout the Contwoyto and Hood IOL concession and several areas were soon targeted as key regions for future work based on current geological modeling, the re-assessment of historical work and sample results from the 2004 program.  All 2006 rock samples were sent for preparation and analysis by Acme Analytical Laboratories Ltd. in Vancouver.  Samples were analyzed with a 36 element geochemical procedure and gold Fire Assays was subsequently conducted where warranted.

The 2006 field program and sampling was under the direct supervision of Bruce Goad, P. Geo., a Qualified Person under the applicable Canadian disclosure regulations for mineral exploration companies.  No exploration programs were undertaken during either 2007, 2008, 2009 or 2010.  A follow-up exploration program is currently being planned for both concession areas, to be undertaken during 2011.

Hood River IOL Concession (CO20-002).

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

The results to date strongly suggest the need for follow up drill investigation.  These surface results will be combined with proposed geophysical survey data to form the basis for new drill targets to be explored during 2011.

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

The mineralization in the Blackridge, Crown, Penthouse and North Fold Nose Areas of the property all require additional mapping and drill testing during a proposed 2011 exploration program.

Contwoyto IOL Concession (CO08-001)

With the use of recent airborne geophysical surveys and new structural data, Golden River Resources has outlined numerous zones of banded iron formations with strike lengths of over several kilometres on the Contwoyto concession.  A total of 381 samples were collected from the Contwoyto concession.  To date the scope of work has been limited to a more regional nature in this area.  The majority of the best values (between 600 and 14,000 ppb gold) come from folded and faulted deformation zones within several of the iron formation horizons.  The size and nature of at least three areas appear similar to the nearby Lupin Mine.  Further detailed work is required over the principle areas of the Contwoyto concession including proposed ground geophysical surveying and geological mapping.

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

Rockinghorse IOL Concession (CO44-00-01)

An initial program to evaluate the gold-bearing potential of the Rockinghorse IOL will be undertaken during 2011.  Depending upon initial results, the exploration program will either become focused or if results are negative, the property will be allowed to lapse.

The Committee Bay Greenstone Belt Properties

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

Figure 6.	Location of Committee Bay Area Project.

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

Southwest of the Central Tonalite, a conspicuous large oval intrusion, in the area of the company’s Pickle Property, several prospecting permits were granted to the Committee Bay Joint Venture (CBJV) in 1993.  Sampling by CBJV returned gold values in sheared, banded iron formation which hosted pyrite +/- arsenopyrite mineralization.  Although CBJV’s Pickle 1 Claim was staked in 1995, no follow-up work was reported.  The airborne magnetic expression of the iron formation at this site is 70–100 metres thick and traceable intermittently on surface for 1.35 kilometres.

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

Numerous other prospective gold targets within the Committee Bay Greenstone Belt (West Plains, Four Hills, Coyote, etc) are the subject of ongoing investigation by North Country Gold Corp. (“NCG” - formerly Committee Bay Resources Limited (“CBR”)).  For the most part, the mineral properties of Golden River Resources either border on, or are along strike of, an adjacent NCG (formerly: CBR) Prospect.

Figure 7.          Location of the Company’s Committee Bay Greenstone Belt Mineral Claims.

Geologic Setting

The Prince Albert Group (“PAG”) incorporates a series of Archean-aged greenstone belts that stretch approximately 600 kilometres northeast from the Aylmer Shear Zone in the south to the eastern tip of Melville Peninsula in the north.  A 300 kilometres long section southwest of Committee Bay is referred to as the Committee Bay Greenstone Belt.

The stratigraphy of the Committee Bay Greenstone Belt includes banded iron formation up to 50 metres thick, komatiite volcanic flows, basalts, intermediate to felsic tuffs, and quartz-cobble conglomerates.  Deformation is recorded by major shear zones, second order faults, complex folding, and felsic intrusions.  Numerous gold prospects are spread out over a 260 x 40 kilometre area including NCG’s (formerly: CBR) Inuk Zone in northeast Committee Bay and their Three Bluffs and Antler Zones in the Hayes River Area.

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

Examples of iron formation-hosted gold mineralization include the company’s Wrench Property where government sampling in 2001 returned gold values from samples of sulphide-bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide banded iron formation.  This section of anomalous, gold-bearing iron formation is over 6.5 kilometres long and includes not only the NCG (formerly Committee Bay Resources) Three Bluff and Antler occurrences but also the Golden River Resources’ adjacent Wrench Claim Block.

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

An example of shear-hosted, gold mineralization in the Committee Bay Greenstone Belt is NCG’s (formerly: CBR) Coyote Prospect where high-grade gold values were returned from an intensely sheared gabbro with quartz veins, pyrite + pyrrhotite + chalcopyrite + visible gold.  The hosting structure is a splay off the east-west Walker Lake Shear Zone and is a classic setting for shear-hosted gold mineralization.  Through Golden Bull Resources, Golden River Resources holds title to a claim immediately adjacent to either side of the Coyote Claim Prospect.  Rock exposure on these two claims is extremely limited.

Komatiite-hosted (Kambalda-style) nickel potential exists on the company’s EE Property (EE 1-3 Claims).  These properties cover anomalous nickel values spread over 930 metres along a contact between a thick ultramafic body and sediments.  Elevated copper values were also reported in samples.  A second ultramafic/sediment contact on the western edge of the western EE Claim also has anomalous nickel over a similar strike length.  The folded stratigraphy in the centre of the EE Property is also appears to have the potential to host gold mineralization but exposure is somewhat limited in this area.

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

A total of 1,476 rock samples were removed and analyzed from the company’s 22 existing mineral claims.  In addition, a small soil grid was established on the Wrench Property and 658 soil samples were collected.  Anomalous gold values were returned from sampling on several of the claim areas.  Of particular note were the results from the company’s Wrench Property which cover an area adjacent to the NCG’s (formerly: CBR) Three Bluffs Deposit and Antler Showing.  This property was found to exhibit identical structures and lithologies as to those NCG (formerly: CBR) has identified on their adjacent Three Bluffs Property.  Sampling along exposed banded iron formation produced high gold values within the 1.5 kilometre strike length of the targeted iron formation horizon.

Geophysical Surveys

The entire Committee Bay Greenstone Belt Area has been covered by government funded, 400 metre flight-line spacing airborne magnetic surveys to produce map coverage at a scale of 1:100,000.  These surveys identity areas where linear magnetic anomalies exist: generally linear magnetic anomalies reflect underlying magnetic banded iron formation.  This was undertaken as part of the government TGI initiative.  To date the company’s Wrench Property is the only Golden River Resource area that has been subjected to ground geophysical surveys.

Wrench Property

An eighty six-line picket grid was established over the Wrench Claims by Aurora Geosciences Ltd. of Yellowknife, NWT.  Grid point control was accomplished using GPS technology.  Lines were spaced every one hundred metres and in total the grid was comprised of 176.46 line kilometres.  Subsequently, two geophysical surveys were undertaken.  Total field magnetic surveying was carried out with readings obtained at 6.25 metre stations.  Horizontal loop electromagnetic (HLEM) surveying was also undertaken.  Readings for this survey were spaced at twenty five metre intervals.

The Wrench Claim Group comprises five contiguous properties covering approximately 4,900 hectares.  A government aeromagnetic survey confirms that the Wrench iron formation is directly connected with, and along strike from NCG’s (formerly: CBR) Three Bluffs and Antler iron formation-hosted gold deposit.

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

Proposed Work

We did not conduct any exploration activities on our Committee Bay prospects during fiscal 2008, 2009 or 2010.

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

Four areas already present themselves as obvious drill targets:

i)	the Wrench Prospect which is along strike from NCG’s (formerly: CBR) Three Bluffs Deposit and recently identified Antler mineralized zone
ii)	the Pickle Property iron formation which has the thickest intervals of sheared banded iron formation
iii)	the West Claim/Property which is adjacent to, and on strike with, the geophysical anomalies currently identified by NCG (formerly: CBR) on their West Plains Property

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

Government Requirements for Maintenance of Claims

The regulations governing the requirements for the maintenance of claims is dependent upon whether the claims are within a federal jurisdiction of if they are located on ground that is controlled by the NTI under the Nunavut Land Claims Agreement.

Within The Slave Craton

Golden River Resources controlled IOL properties within the Slave Craton fall under the jurisdiction of both the Federal government and the Nunavut Land Claims Agreement.  Fees and exploration expenditures associated with the maintenance of company’s ground covered under the Agreement among Golden River Resources, Tahera Corp. and NTI are the responsibility of Golden River Resources Corporation.

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

During 2004, the Company spent a total of CDN$1,566,962 of on its Committee Bay Area Properties.  All assessment work was filed and the excess of CDN$1,369,164 was used to offset the expenditure (assessment) requirement due in following years.  As a result, the Company has already met its assessment expenditure commitments until 2012 for most properties.

Employees

We use temporary employees in our field exploration program. The services of our Chief Executive Officer, Joseph Gutnick and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement dated November 25, 1988 (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”). AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne, Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

Other than this, we rely primarily upon consultants to accomplish our exploration activities. We are not subject to a union labour contract or collective bargaining agreement.

Acadian has six Directors (including its Chief Executive Officer, who was appointed on June 24, 2010). Peter Lee acted as acting Chief Executive Officer from February 2010 to June 24, 2010, following the resignation of the previous Chairman of the Board, President and Chief Executive Officer. The Board of Acadian is currently represented by two persons acting on behalf of the Company, three Directors independent of Golden River and the Chief Executive Officer. Acadian also have its own exploration, financial and administrative employees, which total 19 in number.

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

We Have No Known Gold Reserves And We Cannot Assure You That We Will Find Such Reserves. If We Develop A Gold Reserve, There Is No Guarantee That Production Will Be Profitable.

We have not identified any gold reserves on the properties covered by our mineral claims and we cannot guarantee we will ever find any.  Also, to the extent that commercial mineral reserves have been identified by other companies on properties that are adjacent to or within the same geographic region as our exploration properties, this does not mean that we will be successful in identifying commercial mineral reserves on our properties. Even if we find a gold reserve, there is no assurance that we will be able to mine them. Even if we develop a mine, there is no assurance that we will make a profit. If we do not find gold reserves, you could lose part or all of your investment.

We Will Need Additional Financing To Determine If There Is Gold Or Other Commercial Minerals And To Maintain The Mineral Claims.

Our success will depend on our ability to raise additional capital. . Commencing in fiscal 2011, we will be required to undertake field exploration programs on both the Slave and Committee Bay properties in order to maintain the leases. The Company will be required to make payments of approximately $234,000 prior to the end of 2010 and incur expenditure or make payments in lieu of expenditure of $397,000 prior to the end of 2011. Further, Acadian has an obligation to spend amounts on its mineral properties in order to maintain the leases and is required to spend $1,400,000 on gold exploration properties and $350,000 on base metal exploration properties during fiscal 2011. However, at this time, we have not found a  commercially viable gold deposit and further exploration is required.  There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make these investments. If funds are not available in the amounts required to maintain an interest, we will be unable to proceed further on the Committee Bay Properties, Slave Properties and Acadian Properties and our operations would be severely limited, and we would be unable to reach our objective. This could cause the loss of all or part of your investment.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2010 and for the years ended June 30, 2010 and 2009 and for the period July 1, 2002 (inception of exploration stage) through June 30, 2010 includes an explanatory paragraph questioning our ability to continue as a going concern.  This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of CDN$24,372,000 which could raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If Our Officers And Directors Stopped Working For Us, We Would Be Adversely Impacted.

None of our executive officers or directors works for us on a full-time basis other than Mr. Grant Ewing who is employed on a full time basis as the president of Acadian. There are no proposals or definitive arrangements to compensate our officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. They each have a conflict of interest in that they are officers and directors of other companies. You must rely on their skills and experience in order for us to reach our objective. We have no employment agreements or key man life insurance policy on any of them.  The loss of some or all of these officers and directors could adversely affect our ability to carry on business and could cause you to lose part or all of your investment.

We Could Encounter Delays Due To Regulatory And Permitting Delays.

We could face delays in obtaining mining permits and environmental permits. Such delays could jeopardize financing, if any, in which case we would have to delay or abandon work on the properties.

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

There Are Uncertainties Inherent In The Estimation Of Gold Or Other Mineral Reserves.

Based upon our preliminary study of the properties we believe that the potential for discovering gold reserves exists, but we have not identified such gold reserves and we are not able to estimate the probability of finding recoverable gold ore. Such estimates cannot be calculated from the current available information. Reserve estimates, including the economic recovery of gold ore, will require us to make assumptions about recovery costs and gold market prices. Reserve estimation is, by its nature, an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. The economic feasibility of the properties will be based upon our estimates of the size and grade of ore reserves, metallurgical recoveries, production rates, capital and operating costs, and the future price of gold. If such estimates are incorrect or vary substantially it could affect our ability to develop an economical mine and would reduce the value of your investment.

If We Define An Economic Ore Reserve And Achieve Production, It Will Decline In The Future. An Ore Reserve Is A Wasting Asset.

Our future ore reserve and production, if any, will decline as a result of the exhaustion of reserves and possible closure of any mine that might be developed.  Eventually, at some unknown time in the future, all of the economically extractable ore will be removed from the properties, and there will be no ore remaining. This is called depletion of reserves. Ultimately, we must acquire or operate other properties in order to continue as an ongoing business. Our success in continuing to develop reserves, if any, will affect the value of your investment.

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

We Are Substantially Dependent Upon AXIS To Carry Out Our Activities

We are substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal and other corporate headquarters functions.  For example, each of our officers is employed by AXIS and, as such, is required by AXIS to devote substantial amounts of time to the business and affairs of the other stockholders of AXIS.

Pursuant to a services agreement, AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services.  No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has charged us a service fee of 15% for this fiscal year. This service agreement may be terminated by us or AXIS on 60 days’ notice.  See “Item 13 - Certain Relationships and Related Party Transactions.”

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time.  There are presently 237,810,943 outstanding shares of our common stock held by stockholders which are deemed “restricted securities” as defined by Rule 144 under the Securities Act.  Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144.  In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports.  A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144.  In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

Item 1B            Unresolved Staff Comments

Not applicable

Item 2               Properties

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See “Item 1- Business- Employees” and “Item 13 - Certain Relationships and Related Transactions”.  The Company believes that its administrative space is adequate for its current needs.

In addition, we have an office in North America at Suite 1801, 1 Yonge Street, Toronto ON Canada.  The office receives mail, couriers and facsimiles on our behalf and forwards any documents received to us.  The lease is for six months and can be renewed on a month to month basis.  We pay a fee of CDN$30 per month.  This is a temporary arrangement whilst we determine whether to open a permanent office. Acadian occupies office facilities at its Gays River mine site, approximately 70 kilometers outside of Halifax in Nova Scotia, Canada.

Item 3               Legal Proceedings

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 4               Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5               Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded in the over-the-counter market and quoted on the OTCBB under the symbol “GORV”.  The trading for the common stock has been sporadic and the market for the common stock cannot be classified as an established trading market.

The following table sets out the high and low bid information for the common stock as reported by the OTCBB for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2008
First Quarter	0.10	0.06
Second Quarter	0.40	0.05
Third Quarter	0.09	0.04
Fourth Quarter	0.01	0.00

2009
First Quarter	0.09	0.01
Second Quarter	0.15	0.07
Third Quarter	0.165	0.03
Fourth Quarter	0.20	0.06

2010
First Quarter	0.27	0.10
Second Quarter	0.25	0.145

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of September 28, 2010, there were 243,593,440 shares of common stock issued and outstanding. We have 20,000,000 warrants outstanding which expire on April 30, 2011, each of which is exercisable to purchase one share of common stock for a purchase price of A$0.20 (US$0.1542). The warrants contain a cashless exercise provision whereby the holder, at its option, may exercise the warrants by surrender and cancellation of a portion of the shares of our common stock issuable upon the exercise of the warrants based on the then current market price of our common stock. If the holder of the warrants elected to exercise the warrants pursuant to this provision, we would not receive any proceeds from the exercise of the warrants.

For information concerning shares issuable upon exercise of outstanding stock options see Notes 7 and 8 of the Notes to the Consolidated Financial Statements.

To date we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of September 28, 2010, the Company had approximately 92 shareholders of record.

Dividend Policy

It is the present policy of the Board of Directors to retain earnings, when incurred, for use in our business.  We have not declared any cash dividends to the holders of its Common Stock and do not intend to declare such dividends in the foreseeable future.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer and Trust Company.

Item 6.              Selected Financial Data

Our selected consolidated financial data presented below for each of the years in the two-year period ended June 30, 2010, and the balance sheet data at June 30, 2010 and 2009 have been derived from consolidated financial statements, which have been audited by PKF LLP (formerly PKF, Certified Public Accountants, a Professional Corporation). The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended June 30, 2010, and Notes thereto, which are included elsewhere in this Annual Report.

(Consolidated Statement of Operations Data)
(in thousands, except per share data)

	Year ended June 30
	2009 CDN$000s	2010 CDN$000s	2010 Conv. Transl US$000s

Revenues	-	-	-

Costs and expenses	878	6,485	6,188

Loss from operations	(878)	(6,485)	(6,188)

Other income (loss)	6	1	1
Adjustment to fair value on stepped acquisition	-	7,433	7,093
Gain on bargain purchase	-	10,305	9,833
Other non-operational gains and costs	(39)	(1,227)	(1,171)
Provision for income taxes	-	-	-
Equity in profits (losses) of unconsolidated entity	(260)	234	223

Net profit (loss)	(1,171)	10,261	9,791

Net profit attributable to non-controlling interests	-	1,404	1,340

Net profit (loss) attributable to Golden River Resources shareholders	(1,171)	11,665	11,131

	CDN$	CDN$	$US

Basic net profit (loss) per share	(0.01)	0.06	0.06

Weighted average number of shares outstanding (000s)	92,605	180,515	180,515

Balance Sheet Data
	CDN$000s	CDN$000s	US$000s
Total assets	771	52,648	50,237
Total liabilities	(1,254)	(11,445)	(10,921)

Total equity (deficit)	(483)	41,203	39,316

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We are an exploration stage mining company.  Our objective is to exploit our interest in the mineral claims in Nova Scotia and Nunavut, Canada.  Our principal exploration target is for gold and we are seeking to determine whether adequate gold reserves are present on the property covered by our claims to develop an operating mine.  We are in the initial stages of our exploration program and we have not yet identified any ore reserves.  We have not generated any revenues from operations.

Foreign Currency Translation

As a result of the purchase of a controlling interest in Acadian, our accounts are reported in Canadian dollars. The income and expenses of its foreign operations are translated into Canadian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Canadian dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian and US dollar compared with the Canadian dollar during the periods indicated.

Year ended
June 30
2009	CDN$1.00	=	A$1.0758
	CDN$1.00	=	US$0.8655
2010	CDN$1.00	=	A$1.1142
	CDN$1.00	=	US$0.9542

The exchange rate between the CDN$ and US$ has moved by 10.2% between June 30, 2009 and 2010.  Accordingly, a direct comparison of costs between fiscal 2010 and 2009 is not necessarily a true comparison.

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company determined that its fiscal 2010 revenue and expenses were going to be primarily denominated in Canadian dollars (CDN$). ASC Topic 830 “Foreign Currency Matters” states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

Results of Operations

Year ended June 30, 2010 versus Year ended June 30, 2009

As a result of the acquisition of Acadian, commencing the end of March 2009, there is a lack of comparability between the Company’s results for the fiscal year ended June 30, 2010 as compared to the fiscal year ended June 30, 2009. Total costs and expenses have increased from CDN$878,000 for the year ended June 30, 2009 to CDN$6,485,000 (US$6,188,000) for the year ended June 30, 2010.  The increase was a net result of:

i)
An increase in exploration expenditure written off from CDN$151,000 in fiscal 2009 to CDN$3,277,000 (US$3,128,000) in fiscal 2010. In fiscal 2010, no field exploration was undertaken on the Slave or Committee Bay Properties. The costs incurred relate to consultants providing exploration advice and maintenance costs of the Slave and Committee Bay Properties and the issue of 3,000,000 shares of common stock (CDN$625,717) to Tahera Diamond Corporation to acquire the mining properties that were listed in the Tahera/Golden River Resources exploration agreements. The Committee Bay and Slave Properties are in Nunavut in an isolated area and exploration can only be undertaken between June and August each year due to ground conditions. Included within exploration expenditure for fiscal 2010 is work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance and CDN$1,000,000 increase in provisions for site remediation.

ii)
An increase in legal, accounting and professional costs from CDN$378,000 in fiscal 2009 to CDN$667,000 (US$636,000) in fiscal 2010. During fiscal 2009, we incurred professional expenses  of CDN$225,000 associated with the Company’s SEC compliance obligations and due diligence costs incurred in relation to the investment in Acadian; legal expenses of CDN$18,000 for general legal work; audit fees of CDN$106,000 for professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual report on Form 10-K; and CDN$28,000 from our stock transfer agent for management of the share register. During fiscal 2010, we incurred legal expenses of CDN$65,000 (US$62,000) for general legal work; audit fees of CDN$188,000 (US$179,000) for professional services in relation to financial statements, the quarterly reports on Form 10-Q and annual report on Form 10-K; taxation compliance service CDN$89,000 (US$85,000); CDN$10,000 (US$9,000) from our stock transfer agent for management of the share register; and CDN$297,000 (US$283,000) relating to Acadian which includes expenses relating to legal work for the completion of the reorganization proceedings for its subsidiary, secretarial services and financing reporting reviews.

iii)
An increase in administrative costs from CDN$172,000 in fiscal 2009 to CDN$1,867,000 (US$1,781,000) in fiscal 2010. During fiscal 2009, AXIS charged us CDN$128,000 for management and service fees; Director’s fees and salaries incurred on behalf of the Company including fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; CDN$13,000 for lodgement of Company filings with the SEC and CDN$30,000 for overseas travel. During fiscal 2010, AXIS charged us CDN$135,000 (US$141,000) for management and service fees; Director’s fees and salaries incurred on behalf of the Company including fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; we incurred CDN$13,000 (US$12,000) for lodgement of Company filings with the SEC and CDN$1,719,000 (US$1,665,000) for Acadian which includes CDN$922,000 (US$880,000) for salaries; CDN$102,000 (US$97,000) for office rent; CDN$323,000 (US$332,000) in office costs; CDN$129,000 (US$123,000) for travel; CDN$126,000 (US$120,000) in insurance premiums; CDN$75,000 (US$72,000) for lodgement of Company filings with Canadian authorities; and CDN$42,000 (US$40,000) for investor relations and information.

iv)	A decrease in stock based compensation from CDN$176,000 for fiscal 2009 to CDN$39,000 (US$37,000) for fiscal 2010 as a result of the amortization in full of previously issued options.

v)
An increase in depreciation and amortization expense from CDN$nil in fiscal 2009 to CDN$488,000 (US$466,000) in fiscal 2010. The depreciation and amortization expenses for fiscal 2010 relates to the activities of Acadian which is amortizing the mine and mill (which is on care and maintenance) and equipment.

vi)
An increase in interest expense from CDN$1,000 in fiscal 2009 to CDN$147,000 (US$140,000) in fiscal 2010. The interest expenses for fiscal 2010 relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place.

As a result of the foregoing, the loss from operations increased from CDN$878,000 for the year ended June 30, 2009 to CDN$6,485,000 (US$6,188,000) for the year ended June 30, 2010.

The Company recorded a foreign currency exchange gain of CDN$42,000 (US$40,000) for the year ended June 30, 2010 compared to a foreign currency exchange loss of CDN$39,000 for the year ended June 30, 2009.

The Company recorded a decrease in interest income from CDN$6,000 for the year ended June 30, 2009 to CDN$1,000 (US$1,000) for the year ended June 30, 2010.

The Company also recorded a profit on sale of equity investment of CDN$1,355,000 (US$1,293,000) relating to the sale by Acadian of its equity investment in Royal Roads Corp for which there was no comparable sale in the year ended June 30, 2009.

On March 17, 2009, the Company announced that it had reached agreement with Acadian to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Throughout July 2009, further closings for an aggregate of CDN$4 million occurred and at July 31, 2009, the Company held a 52.764% interest in Acadian. In accordance with accounting principles generally accepted in the United States of America, the Company calculated the difference between the fair market value and the carrying amount of the Company’s 19.9% interest in Acadian at the acquisition date of July 31, 2009 and recorded an adjustment to fair value on stepped acquisition of CDN$7,433,000 (US$7,093,000).

The Company has recorded a gain on bargain purchase of CDN$10,305,000 (US$9,833,000) which is disclosed separately on the consolidated statement of operations. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid. Subsequent to acquiring a majority interest in Acadian, the Company acquired an additional 16% interest for CDN$5,000,000 which resulted in the Company’s ownership interest in Acadian being increased from 52.764% to 68.765%. As a result of this additional investment, the Company recorded a credit to additional paid-in capital of CDN$1,994,000. The Company entered into the a fixed price agreement with Acadian in early 2009 to subscribe CDN$10 million for a 68.765% interest in Acadian, at a time when the world stock markets were at a low point given the world economic crisis at that time. The transaction contemplated several closings and was subject to several pre-conditions including approval by TSX and due diligence. Between the time of entering into the agreement and the acquisition date, world economic conditions have improved, gold and base metal prices have increased significantly and world stock markets have rallied. This resulted in significantly higher fair values for the assets of Acadian compared to the values at the time the agreement was entered into. Furthermore, Acadian was in a distressed state at the time the agreement was entered into.

During the fourth quarter of fiscal 2010, the Company completed the accounting for the acquisition of Acadian and as a result, adjustments were made to the preliminary fair value accounting at the date of acquisition. The following table discloses the preliminary fair value estimates and the final fair value amounts of the assets and liabilities of Acadian at acquisition date.

The aggregate effect of these changes to the fair value of the assets acquired and liabilities assumed represents a material retrospective adjustment to provisional amounts previously recorded by the Company which were reflected in fiscal 2010 interim financial statements filed by the Company.

	Preliminary Fair Value Amounts CDN$000’s	Final Fair Value Amounts CDN$000’s
Cash and cash equivalents	1,414	1,414
Receivables	45	45
Property, plant & equipment (net)	10,033	7,089
Prepayments	71	71
Investment in Royal Roads Corp	855	855
Cash held for remediation	925	925
Mineral rights (i)	86,798	43,790

Fair value of assets	100,141	54,189

Accounts payable & accrued expenses	(3,807)	(3,152)
Other current liability	(4,723)	(2,099)
Equipment loans payable	(371)	(371)
Advance from Royal Roads Corp	(2,654)	(2,654)
Accrued site remediation	(1,400)	(2,400)

Fair value of liabilities	(12,955)	(10,676)

Net assets acquired	87,186	43,513
less: Cash consideration of additional 32.875%	(4,000)	(4,000)
less: Fair value of previously held equity interest	(17,430)	(8,655)
less: Fair value of non-controlling interest	(41,130)	(20,553)

Bargain purchase gain	24,626	10,305

(i)
At the date of acquisition, management estimated the provisional fair value of the mineral rights using known information at the time. Subsequently, the Company retained an investment banking firm to provide a formal valuation which has been used in the final fair value calculations.

 The profit before income taxes and equity in profits/(losses) of non-consolidated entities for the year ended June 30, 2010 was CDN$12,651,000 (US$12,072,000) compared to a loss for the year ended June 30, 2009 of CDN$911,000.

The Company has recorded a provision for tax of CDN$2,624,000 (US$2,504,000) for the year ended June 30, 2010  compared to a provision for tax of CDN$nil for the year ended June 30, 2009, as a result of the acquisition of majority interest in Acadian.

As noted above, the Company held a 19.9% interest in Acadian at June 30, 2009 which increased to 52.764% at July 31, 2009. The Company accounted for its 19.9% interest in Acadian for the month of July 2009 using the equity method of accounting. Further, the Company via Acadian, held a 29.18% interest in Royal Roads Corp which is also accounted for using the equity method of accounting and its share of the profits of the non-consolidated entities for the year ended June 30, 2010 was CDN$234,000 (US$223,000) (2009: loss CDN$260,000).

The net profit was CDN$10,261,000 (US$9,791,000) for the year ended June 30, 2010 compared to a net loss of CDN$1,171,000 for the year ended June 30, 2009.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$1,404,000 (US$1,340,000), for which there was no comparable amount in 2009.

The net profit attributable to Golden River Resources stockholders amounted to CDN$11,665,000 (US$11,131,000) for the year ended June 30, 2010 compared to a net loss of CDN$1,171,000 for the year ended June 30, 2009.

Liquidity and Capital Resources

During the fiscal year 2010, net cash used in operating activities was CDN$5,543,000 (US$5,289,000), reflecting the Company’s acquisition of 68.765% of Acadian and comprised of the net profit of CDN$10,261,000 (US$9,791,000) adjusted for major non-cash items of (i) bargain purchase of controlled entities of CDN$10,305,000 (US$9,833,000); (ii) adjustment to fair value on stepped acquisition of CDN$7,433,000 (US$7,093,000); (iii) provision for deferred income tax of CDN$2,624,000 (US$2,504,000); (iv) gain on sale of equity securities of CDN$1,355,000 (US$1,293,000); and (v) net change in accounts payable and accrued expenses of CDN$479,000 (US$458,000). During fiscal 2010, net cash used in investing activities was CDN$5,777,000 (US$5,513,000) consisting of CDN$7,585,000 (US$7,238,000) being the cost of the additional investment in Acadian to increase our interest to 68.765%, CDN$1,963,000 (US$1,873,000)  being the net proceeds from the sale by Acadian of the equity investment in Royal Roads Corp and CDN$155,000 (US$148,000) for the purchase of property and equipment. During fiscal 2010, net cash from financing activities was CDN$12,258,000 (US$11,697,000) being the funds from sale of common stock of CDN$10,764,000 (US$10,271,000); borrowings from affiliates of CDN$5,378,000 (US$5,132,000); repayments to affiliates of CDN$3,166,000 (US$3,021,000); repurchase of warrants of CDN$579,000 (US$552,000); and repayment of borrowing of CDN$139,000 (US$133,000).

As at June 30, 2010, the Company had short-term obligations of CDN$4,392,000 (US$4,191,000) comprising accounts payable and accrued expenses of CDN$2,090,000 (US$1,994,000); other current liability of CDN$2,099,000 (US$2,003,000) and advance from parent company of CDN$203,000 (US$194,000).

We have CDN$957,000 (US$913,000) in cash at June 30, 2010.

Since June 30, 2009, the Company has raised in a private placement transactions with Northern Capital Resources Corp (“NCRC”), CDN$10,763,986 (US$9,960,351) through the sale of 99,603,510 shares of common stock at an issue price of US$0.10 per share. The proceeds have been utilized to fund the closing of several further tranches of the acquisition of shares in Acadian, repay the CDN$604,201 (A$650,000) short term advance from Wilzed Pty Ltd, settle the repurchase of the CDN$578,000 (US$500,000) warrants from RAB and for working capital purposes.

Since fiscal 2004, we have undertaken field exploration programs on our Committee Bay and Slave properties. In relation to the Committee Bay properties, this was more than the minimum required expenditure and as a result, we have not had a legal obligation to undertake further exploration on these properties. However, our properties are prospective for gold and other minerals and commencing in fiscal 2011, we will be required to undertake field exploration programs on both the Slave and Committee Bay properties in order to maintain the leases. The company will be required to make payments of approximately $234,000 prior to the end of 2010 and incur expenditure or make payments in lieu of expenditure of $397,000 prior to the end of 2011. Further, Acadian has an obligation to spend amounts on its mineral properties in order to maintain the leases and is required to spend $1,400,000 on gold exploration properties and $350,000 on base metal exploration properties during fiscal 2011. Our budget for general and administration costs for fiscal 2011 is $500,000 and Acadian’s budget for the general and administration costs for fiscal 2011 is $1,300,000. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

Cautionary “Safe Harbour” Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), which became law in December 1995. In order to obtain the benefits of the “safe harbor” provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-K contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of gold and copper prices and movements in foreign exchange rates.

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

At June 30, 2010, the Company had outstanding borrowings of CDN$900,000. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be approximately CDN$9,000 annually.

Item 8.              Financial Statements and Supplementary Data

                          See F Pages

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)	Previous Independent Accountants

In June 2010, our subsidiary, Acadian. dismissed Wasserman Ramsay, Chartered Accountants (“Wasserman”), as Acadian’s independent registered public accounting firm. The decision to change accountants was approved by the Board of Directors of Acadian.

The former accountant’s report on Acadian’s financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to any uncertainty.

During the period to December 31, 2009, there  were no (1) disagreements  with Wasserman on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements, if not resolved to the  satisfaction  of Wasserman, would have caused them to make reference to the subject matter of the  disagreement in connection with their report on the  financial  statements for such period or (2) reportable events of the kind described in Item 304(a)(1)(v) of Regulation S-K.

(b)	New Independent Accountants

Effective as of June 2010, Acadian engaged Smythe Ratcliffe, Chartered Accountants, a member of the PKF International Limited network of legally independent firms as Acadian’s new independent registered public accounting firm to audit Acadian’s financial statements. The decision to change accountants was approved by the Stockholders of Acadian on June 24, 2010.

During the period prior to June 2010, Acadian has not consulted Smythe regarding either (a) the application of accounting principles to any completed or contemplated transaction, or the type of audit opinion that might be rendered on Acadian’s financial statements; or (b) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended June 30, 2010.

Item 9A              Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting was effective as of June 30, 2010.

(c)	Attestation report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(d)	Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(e)	Other

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 9B                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held
Joseph Gutnick	58	Chairman of the Board, President, Chief Executive Officer and Director

David Tyrwhitt	72	Director

Peter Lee	53	Director, Secretary, Chief Financial Officer and Principal Accounting Officer

Mordechai Gutnick	33	Director

Grant Ewing	49	President and Chief Executive Officer of Acadian

Joseph Gutnick

Mr Gutnick is a leading mining industry entrepreneur and has been Chairman of the Board, President and Chief Executive Officer since March 1988. He is currently President and Chief Executive Officer of numerous public listed companies in Australia and North America including Legend International Holdings, Inc., ProIndia International, Inc. and Aurum, Inc., US corporations listed on the OTC market, President and Chief Executive Officer of Northern Capital Resources Corp and Yahalom International Resources Corp, US corporations and Executive Chairman and Managing Director of North Australian Diamonds Limited, Top End Uranium Ltd and Quantum Resources Limited. Mr Gutnick has been responsible for overseeing the discovery of the Plutonic gold deposit and the discovery, development and operation of the world class Bronzewing and Jundee gold mines in Australia. He was awarded the Diggers award at the 1997 Diggers and Dealers Industry Awards and is a former Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in November 1996. He is a geologist, holding a Bachelor of Science and PhD degrees and has 50 years experience in mineral exploration and management development and operation of gold mines in Australia. Since 1996, Mr Tyrwhitt has served as a consulting geologist through David S. Tyrwhitt & Associates (June 2002 to present) and Auminex Sdn. Bhd. (1996 to June 2002). Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources Limited and Quantum Resources Limited listed on the Australian Securities Exchange, Legend International Holdings, Inc., a US corporation listed on the OTC market and Northern Capital Resources Corp.

Peter Lee

Mr Lee has been Chief Financial Officer and Principal Accounting Officer since August 1989 and was appointed a Director in February 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently Chief Financial Officer and Company Secretary of North Australian Diamonds Limited, Top End Uranium Ltd and Quantum Resources Limited, listed public companies in Australia and Chief Financial Officer and Secretary of Legend International Holdings, Inc., ProIndia International, Inc. and Aurum, Inc., US corporations listed on the OTC market and Northern Capital Resources Corp and Yahalom International Resources Corp, US corporations and a Director of Acadian Mining Corporation, a corporation listed on Toronto Stock Exchange.

Mordechai Gutnick

On September 14, 2005, Mr Gutnick was elected a non-executive Director. He is a businessman and long-term investor in the mining industry.  From April 2001 to June 2002, Mr Gutnick served as a project advisor for AXIS, which provides services to the Company; from July 2002 to April 2003, Mr Gutnick was a private investor; and since May 2003, Mr Gutnick has served as a non-executive director of Quantum Resources Limited.  Mr Gutnick has been appointed to the Audit and Remuneration Committee’s, effective September 14, 2005.  Mr Mordechai Gutnick is the son of Mr Joseph Gutnick.

Grant Ewing

Mr. Grant Ewing has been President and Chief Executive Officer of Acadian since June 24, 2010.  Mr. Ewing is a seasoned mining executive with extensive experience in all aspects of mineral exploration and development.  Prior to joining Acadian Mining, Mr. Ewing was employed as President and Chief Executive Officer of Staccato Gold Resources Ltd. from November 2007 to June 2010 where he was responsible for the overall management of the company’s affairs.  Before this he served as President and Chief Operating Officer of Linear Metals Corp, a junior mining company in 2007 and prior to that, he was Executive Vice President for Tahera Diamond Corporation where he supervised the corporate development, investor relations, and exploration divisions.

All Directors have been appointed for a one-year term which expires in November 2010.

Mr. Gutnick was formerly the Chairman of the Board, Dr Tyrwhitt was formerly an independent Director and Mr. Lee was formerly Company Secretary of Centaur Mining & Exploration Ltd., an Australian corporation, which commenced an insolvency proceeding in Australia in March 2001.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of four members, of whom two have been, and continue to be, independent under applicable regulations. During fiscal 2010, our Board of Directors met once. The Board of Directors also use resolutions in writing to deal with certain matters, and during fiscal 2010, six resolutions in writing were signed by all Directors.

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

Audit Committee

Dr David Tyrwhitt and Mr Mordechai Gutnick constitute our Audit Committee. It is the opinion of the Board of Directors that each of them is an independent director as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Mr Tyrwhitt would meet the director independence requirements of the Nasdaq Stock Market if we were listed on such Market, but that Mr Mordechai Gutnick would not meet such Nasdaq independence requirements in light of his family relationship with Mr Joseph Gutnick who is our Chief Executive Officer. Our Audit Committee does not include a "financial expert" as defined in Item 401 (e) of Regulation S-K. The Company only has two independent Directors and neither of these independent Directors has a finance background. The Chair of the Audit Committee met with the external auditors on four occasions during fiscal 2010 in respect to annual and quarterly reports prior to the reports being filed.

Remuneration Committee

The Board has a Remuneration Committee comprised of two independent directors. During fiscal 2010, the Remuneration Committee did not meet.

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

Mr Joseph Gutnick
Golden River Resources Corporation
PO Box 6315 St. Kilda Road Central
Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2010 all such filing requirements were complied with in a timely manner by all Directors, executive officers and greater than 10% stockholders, except that NCRC filed two Form 4’s and Mr. Gutnick filed one Form 4 after the due dates for such forms.

Item 11.                      Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended June 30, 2010 and 2009.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)(2)(3)(4)(5)	2010 2009	A$16,771 A$17,437	- -	- -	- -	- -	- -	A$1,503 A$2,325	A$18,274 A$19,762
Peter Lee, Acting President and CEO - Acadian	2010	-	-	-	-	-	-	-	-
Will Felderhof, President and CEO – Acadian (6)	2010	CDN$92,454	-	-	-	-	-	CDN$330,000	CDN$424,454

1.	The amounts listed were paid by us to AXIS, which provides the services of Mr J I Gutnick.
2.
Excludes options granted to Kerisridge Pty Ltd and Fast Knight Nominees Pty Ltd of which Mr J I Gutnick is a Director and Shareholder (see Item 13 – Certain Relationships and Related Party Transactions)

3.	Includes amounts paid by AXIS to an accumulation superannuation plan on behalf of Mr J I Gutnick.
4.	Includes 2,500,000 options that have vested.
5.	The amounts included in the table for option awards has been calculated in accordance with ASC 718.
6.
Mr Felderhof resigned as President and CEO of Acadian on February 19, 2010. Amounts included within All Other Compensation include CDN$300,000 termination payments under Mr Felderhof’s historical employment agreement.

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

Outstanding Equity Awards at Fiscal Year-End

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Gutnick, Chairman of the Board, President and CEO	- -	- -	50,000 200,000	US$1.00 US$0.3084	10/15/14 10/19/11	- -	- -	- -	- -

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

Subject to earlier termination by the Board, the 2004 Plan has an indefinite term except that no Incentive Stock Options (“ISO”) may be granted following the tenth anniversary of the date the 2004 Plan is approved by stockholders.

None of the proposed recipients have received any stock options or other equity based forms of compensation from us for at least the last three years.

Other than the issue of these Options, there are no other current plans or arrangements to grant any options under the 2004 Plan.

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans.

Compensation to Directors

Name	Fees Earned or Paid in Cash (CDN$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (CDN$)
David Tyrwhitt	19,483	-	-	-	-	1,753	21,236
Peter Lee	9,548	-	-	-	-	860	10,408
Mordechai Gutnick	19,483	-	-	-	-	1,753	21,236

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.  Commencing January 2005, non-management Directors are paid Directors fees of A$20,000 per annum, plus statutory superannuation of 9% in accordance with Australian law.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2010, information regarding options under our 2004 stock option plan, our only active plan.  The 2004 stock option plan has been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average Exercise price of outstanding options (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,850,000	US$0.4224	2,821,413(1)

Equity compensation plans not approved by security holders	-	-	-

Total	4,850,000(1)	US$0.4224	2,821,413(1)

(1)	The maximum number of shares available for issuance under the 2004 stock option plan is equal to 10% of the issued and outstanding shares (on a fully diluted basis) of common stock, at any time.

Principal Officers Contracts

The principal officers do not have any employment contracts.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of September 28, 2010.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner		Percentage of class (1)
Shares of common stock	Joseph and Stera Gutnick	257,310,943	(2)(3)(4)(5)(6)	96.7
Shares of common stock	Northern Capital Resources Corp	244,153,869	(4)	92.6
Shares of common stock	David Stuart Tyrwhitt	50,000	(2)(9)	**
Shares of common stock	Mordechai Zev Gutnick	750,000	(2)(8)	**
Shares of common stock	Peter James Lee	1,250,000	(2)(7)	**
	All officers and Directors as a group	259,360,943	(10)	96.7
*	Unless otherwise indicated, the address of each person is c/o Golden River Resources Corporation, Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia
**	less than 1%

Notes:

(1)	Based on 243,593,440 shares outstanding as of September 28, 2010.

(2)	Does not include 2,500 shares of Common Stock beneficially owned by us.

(3)
Includes 5,394,590 shares of Common Stock owned by Edensor Nominees Pty Ltd., 1,753,984 shares of Common Stock owned by Kerisridge Pty Ltd., 1,500,000 shares of Common Stock owned by Surfer Holdings Pty Ltd, 2,000,000 shares of Common Stock owned by Kalycorp Pty Ltd and 8,500 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(4)
Includes 229,878,069 shares of Common Stock owned by Northern Capital Resources Corp (“NCRC”) (including 20,000,000 shares issuable upon exercise of warrants at an exercise price of US$0.1542 per share).  Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 45.67% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr. Gutnick is the Chairman and Chief Executive Officer, owns 24.92% of NCRC.

(5)	Joseph Gutnick and Stera Gutnick are husband and wife.

(6)	Includes 2,500,000 shares issuable upon exercise of stock options.

(7)	Includes 1,250,000 shares issuable upon exercise of stock options.

(8)	Includes 750,000 shares issuable upon exercise of stock options.

(9)	Includes 50,000 shares issuable upon exercise of stock options.

(10)	Includes 4,550,000 shares that are issuable upon exercise of stock options.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We are one of ten affiliated companies. Each of the companies have some common Directors, officers and shareholders.  In addition, some of the companies owns equity in and is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  The Company owns 9.09% of the outstanding shares of AXIS.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each.   Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

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

 During fiscal 2010 and 2009, AXIS provided services in accordance with the service agreement of CDN$135,291 and CDN$149,083 respectively. During fiscal 2010 and 2009, AXIS advanced Golden River Resources CDN$465,832 and CDN$364,845 respectively. The amounts owed to AXIS at June 30, 2010 and 2009 were CDN$1,128,768 and CDN$527,645 respectively. During fiscal 2010 and 2009, no interest was charged by AXIS. During fiscal 2009, AXIS forgave a debt of CDN$587,984 and this forgiveness was reported in the 2009 financial statements as an increase in additional paid-in capital.

During fiscal 2009, Joseph Gutnick advanced Golden River Resources CDN$1,179. In November 2009, the Company repaid the amount in full.

During the fiscal year ended June 30, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 85 million shares at an issue price of US$0.10 per share to raise US$8.5 million. During September 2009, pursuant to the subscription agreement, the Company (i) issued 50,566,710 shares of common stock at an issue price of US$0.10 per share raising CDN$5,056,071, (ii) on March 31, 2010, issued a further 49,036,800 shares of common stock at a purchase price of US$0.10 per share for aggregate proceeds of CDN$5,181,196, and (iii) on July 14, 2010, issued 14,275,800 shares of common stock to NCRC at an issue price of US$0.10 per share, raising CDN$1,475,261. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 45.67% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr. Gutnick is the Chairman and Chief Executive Officer, owns 26.08% of NCRC. NCRC currently holds approximately 92.02% of the outstanding common stock of the Company. The amount owed to NCRC at June 30, 2010 under current liabilities – advances from affiliates was CDN$203,456.

Acadian shared office facilities with Royal Roads Corp and Buchans River Ltd (non-consolidated entities of Acadian). During fiscal 2010, Acadian charged CDN$45,000 in common costs to these companies. The amount charged is estimated to be the fair value of the costs. The amount was offset against interest owing to Royal Roads on intercompany advances.

On November 24, 2009, CDN$2,583,459 was repaid to Royal Roads Corp by Acadian on behalf of ScoZinc Ltd, a 100% owned subsidiary of Acadian. Royal Roads Corp charged interest at 10% per annum, payable quarterly.  Acadian guaranteed the full amount of the debt and, as security, granted security over all of its assets, including the shares of Royal Roads Corp. that Acadian owns.

During the fiscal year 2010, Acadian paid CDN$15,000 in consulting fees to a director of Acadian.

Acadian acquired the remaining 50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due July 2010 and a 1% net smelter royalty payable to Mr. Will Felderhof, the former President and CEO of Acadian, and members of his family. Amounts due are reflected in non-current liabilities – note payable at June 30, 2010. Acadian also paid an amount due to Mr. Felderhof of CDN$9,610. On July 8, 2010, the Company extended the terms of the CDN$1.0 million note for a further 12 months and paid a CDN$100,000 principal payment.

During the 2009 fiscal year, Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities. Interests associated with Mr. Gutnick hold a substantial interest in the Company on a fully diluted basis and accordingly Wilzed and the Company may be deemed to be under common control. During the 2009 fiscal year, Wilzed loaned CDN$604,202 and no interest was charged. In December 2008, we agreed to issue to Fast Knight Nominees 10 million shares of common stock at a price of US$0.05 for aggregate proceeds of CDN$701,803 (US$500,000).

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

Item 14.                      Principal Accounting Fees and Services

The following table shows the audit fees we were billed by PKF for fiscal 2010 and 2009.

	2010	2009
Audit fees	CDN$197,307	CDN$126,375
Audit related fees	-	40,225
Tax fees	93,054	-
Total	CDN$290,361	CDN$166,600

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

Tax fees relate to the preparation of the fiscal years 2004 through 2009 tax returns and the estimated fees related to the fiscal 2010 tax returns and various other tax planning and compliance related filings.

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

The Consolidated Financial Statements and Notes thereto listed on the Index at page 81 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 81 of this Annual Report.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

Consolidated Financial Statements

June 30, 2010 and 2009

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Golden River Resources Corporation

We have audited the accompanying consolidated balance sheets of Golden River Resources Corporation and Subsidiaries (An Exploration Stage Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2010 and 2009 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden River Resources Corporation and Subsidiaries at June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at June 30, 2010 the Company had not yet commenced revenue producing operations and had a retained deficit of CDN$24,372,000 (US$23,256,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

PKF LLP

New York, NY
September 28, 2010

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2010 and 2009

	June 30, 2010	June 30, 2009	Convenience Translation 2010
	CDN$000’s	CDN$000’s	US$000’s
ASSETS

Current Assets
Cash	957	19	913
Receivables	78	7	74
Prepaid expenses and deposits	141	-	135

Total Current Assets	1,176	26	1,122

Non Current Assets
Cash held for site remediation (note 12)	925	-	883
Property, plant and equipment (note 13)	6,757	-	6,448
Investment in non-consolidated entity (note 14)	-	745	-
Mineral rights (note 11)	43,790	-	41,784

Total Non Current Assets	51,472	745	49,115

Total Assets	52,648	771	50,237

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	2,090	116	1,994
Other current liability (note 16)	2,099	-	2,003
Advances from affiliates (note 6)	203	1,138	194

Total Current Liabilities	4,392	1,254	4,191

Non Current Liabilities

Accrued site remediation (note 15)	2,400	-	2,290
Note payable (note 6)	900	-	859
Advances from affiliates (note 6)	1,129	-	1,077
Deferred tax liability (note 17)	2,624	-	2,504

Total Non Current Liabilities	7,053	-	6,730

Total Liabilities	11,445	1,254	10,921

Commitments and Contingencies (Notes 10 and 16)

Stockholders’ Equity (Deficit):
Common Stock: $.0001 par value
400,000,000 shares authorized (200,000,000 at June 30, 2009)
229,317,640 and 126,714,130 issued and outstanding	27	16	26
Additional paid-in-capital	48,785	35,951	46,551
Less treasury stock at cost, 2,500 shares	(19)	(19)	(18)
Accumulated other comprehensive (loss)	(372)	(394)	(355)
Retained profit (deficit) during exploration stage	376	(11,289)	359
Retained (deficit) prior to exploration stage	(24,748)	(24,748)	(23,615)

Golden River Resources Stockholder’s Equity	24,049	(483)	22,948
Non-controlling Interests (note 11)	17,154	-	16,368

Total Equity (Deficit)	41,203	(483)	39,316

Total Liabilities and Equity	52,648	771	50,237

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
for the years ended June 30, 2010 and 2009
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2010

	June 30, 2010 CDN$000’s	June 30, 2009 CDN$000’s	Convenience Translation 2010 US$000’s	July 1, 2002 to June 30, 2010 CDN$000’s

Revenues	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	39	176	37	2,760
Exploration expenditure	3,277	151	3,128	6,588
Depreciation and amortization	488	-	466	488
Interest expense, net	147	1	140	544
Legal, accounting and professional	667	378	636	1,736
Administration expenses	1,867	172	1,781	5,254

Total costs and expenses	6,485	878	6,188	17,370

(Loss) from operations	(6,485)	(878)	(6,188)	(17,370)

Foreign currency exchange gain (loss)	42	(39)	40	(117)
Adjustment to fair value on stepped acquisition (note 11)	7,433	-	7,093	7,433
Gain on bargain purchase (note 11)	10,305	-	9,833	10,305
Other income:
Profit from sale of equity investment (note 14)	1,355	-	1,293	1,355
Interest – net, related entity	-	-	-	5
– other	1	6	1	11

Profit/(loss) before income taxes and equity in profits/(losses) of unconsolidated entities	12,651	(911)	12,072	1,622

Provision for income taxes (note 17)	(2,624)	-	(2,504)	(2,624)

Profit/(loss) before equity in profit/(losses) of unconsolidated entities	10,027	(911)	9,568	(1,002)

Equity in profits/(losses) of unconsolidated entities	234	(260)	223	(26)

Net profit/(loss)	10,261	(1,171)	9,791	(1,028)

Net loss attributable to non-controlling interests	1,404	-	1,340	1,404

Net profit/(loss) attributable to Golden River Resources stockholders	11,665	(1,171)	11,131	376

Basic and diluted net profit/(loss) per common equivalent shares	0.06	(0.01)	0.06	0.01

Weighted average number of common equivalent shares used in per share calculation	180,515	92,605	180,515	45,883

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2009 and 2010
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2010

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) (during the Exploration stage)	Retained (Deficit) (prior to Exploration stage)	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Balance June 30, 2002	6,347	$1	$(19)	$24,060	-	$(24,748)	-	$(461)	-	$(1,167)
Net loss	-	-	-	-	$(639)	-	-	-	-	(639)
Balance June 30, 2003	6,347	$1	$(19)	$24,060	$(639)	$(24,748)	-	$(461)	-	$(1,806)
Issuance of 1,753,984 shares and warrants in lieu of debt repayment	1,754	-	-	$2,331	-	-	-	-	-	$2,331
Sale of 1,670,000 shares and warrants	1,670	-	-	$2,221	-	-	-	-	-	$2,221
Issuance of 6,943,057 shares on cashless exercise of options	6,943	$1	-	$(1)	-	-	-	-	-	$0
Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	$(317)	-	$(317)
Net (loss)	-	-	-	-	$(1,616)	-	-	-	-	$(1,616)
Balance June 30, 2004	16,714	$2	$(19)	$28,611	$(2,255)	$(24,748)	-	$(778)	-	$813
Issuance of 1,400,000 options under 2004 stock option plan	-	-	-	$1,646	-	-	$(1,646)	-	-	$0
Amortization of 1,400,000 options under 2004 stock option plan	-	-	-	-	-	-	$1,095	-	-	$1,095
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$(17)	-	$(17)
Net/(loss)	-	-	-	-	$(3,156)	-	-	-	-	$(3,156)
Balance June 30, 2005	16,714	$2	$(19)	$30,257	$(5,411)	$(24,748)	$(551)	$(795)	-	$(1,265)
To eliminate deferred compensation against Additional Paid-In Capital	-	-	-	$(551)	-	-	$551	-	-	$0
Issuance of 10,000,000 shares and 20,000,000 options in lieu of debt repayment	10,000	$1	-	$3,320	-	-	-	-	-	$3,321
Capital gain on shares and options issued in lieu of debt repayment	-	-	-	$(1,610)	-	-	-	-	-	$(1,610)
Sale of 20,000,000 normal warrants	-	-	-	$827	-	-	-	-	-	$827
Sale of 10,000,000 special warrants	-	-	-	$887	-	-	-	-	-	$887
Amortization of 1,400,000 options under 2004 stock option plan	-	-	-	532	-	-	-	-	-	532
Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	$369	-	$369
Net (loss)	-	-	-	-	$(1,588)	-	-	-	-	$(1,588)
Balance June 30, 2006	26,714	$3	$(19)	$33,662	$(6,999)	$(24,748)	$-	$(426)	-	$1,473

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2009 and 2010
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2010
(Continued)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) (during the Exploration stage)	Retained (Deficit) (prior to Exploration stage)	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	-	$(3)
Amortization of 1,400,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	-	$19
Amortization of 4,650,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	-	$510
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$48	-	$48
Net (loss)	-	-	-	-	$(1,965)	-	-	-	-	$(1,965)
Balance June 30, 2007	26,714	$3	$(19)	$34,188	$(8,964)	$(24,748)	$-	$(378)	-	$82
Amortization of 4,650,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	-	333
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$27	-	$27
Net (loss)	-	-	-	-	$(1,073)	-	-	-	-	$(1,073)
Balance June 30, 2008	26,714	$3	$(19)	$34,521	$(10,037)	$(24,748)	$-	$(351)	-	$(631)
Amortization of 4,650,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	-	173
Sale of 100,000,000 shares	100,000	$13	-	$669	-	-	-	-	-	682
Net unrealised loss on foreign exchange	-	-	-	-	-	-	-	$(43)	-	$(43)
Forgiveness of advances from affiliate (Note 5)	-	-	-	$588	-	-	-	-	-	588
Net (loss)	-	-	-	-	$(1,252)	-	-	-	-	$(1,252)
Balance June 30, 2009	126,714	$16	$(19)	$35,951	$(11,289)	$(24,748)	$-	$(394)	-	$(483)
Amortization of 4,650,000 options under 2006 stock option plan	-	-	-	$39	-	-	-	-		$39
Sale of 99,603,510 shares	99,604	$10	-	$10,754	-	-	-	-	-	$10,764
Issuance of 3,000,000 shares as part purchase price of mining properties	3,000	$1	-	$626	-	-	-	-	-	$627
Re-purchase of warrants	-	-	-	$(579)	-	-	-	-	-	$(579)
Net unrealised gain on foreign exchange	-	-	-	-	-	-	-	$22		$22
Net profit	-	-	-	-	$10,261	-	-	-	-	$10,261
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,994	-	-	-	-	$(1,994)	-
Fair value of non-controlling interest	-	-	-	-	-	-	-	-	$20,552	$20,552
Net loss attributable to non-controlling shareholders	-	-	-	-	$1,404	-	-	-	$(1,404)	$0
Balance June 30, 2010	229,318	$27	$(19)	$48,785	$376	$(24,748)	$-	$(372)	$17,154	$41,203

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
for the Years Ended June 30, 2009 and 2010
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2010

	2010 CDN$000’s	2009 CDN$000’s	Convenience Translation 2010 USD$000’s	July 1, 2002 to June 30, 2010 CDN$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(loss)	10,261	(1,171)	9,791	(1,028)

Adjustments to reconcile net profit (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/ loss	(42)	39	(40)	117
Depreciation/amortization of plant and equipment	488	-	466	488
Stock based compensation	39	176	37	2,760
Provision for deferred income tax	2,624	-	2,504	2,624
Equity in profits/(losses) of non-consolidated entities	(234)	260	(223)	26
Adjustment to fair value on stepped acquisition	(7,433)	-	(7,093)	(7,433)
Bargain purchase of controlled entities	(10,305)	-	(9,833)	(10,305)
Gain on sale of equity investments	(1,355)	-	(1,293)	(1,355)
Accrued interest added to principal	147	-	140	320
Net change net of acquisition in:
Receivables	(71)	22	(68)	(77)
Staking deposit	-	-	-	22
Prepaid expenses and deposits	(141)	-	(135)	(141)
Accounts payable and accrued expenses	479	7	458	604

Net Cash (Used) in Operating Activities	(5,543)	(667)	(5,289)	(13,378)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash acquired	(7,585)	(998)	(7,238)	(8,585)
Proceeds of sale of equity investment	1,963	-	1,873	1,963
Purchase of plant and equipment	(155)	-	(148)	(180)

Net Cash (Used) in Investing Activities	(5,777)	(998)	(5,513)	(6,802)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	5,378	-	5,132	6,344
Repayments to affiliates	(3,166)	-	(3,021)	(3,166)
Proceeds from issuance of stock	10,764	-	10,271	10,764
Repayment of borrowings	(139)	-	(133)	(139)
Sale of warrants (net)	-	643	-	4,749
Re-purchase of warrants	(579)	-	(552)	(579)
Proceeds from loan payable	-	1,034	-	3,261

Net Cash Provided by Financing Activities	12,258	1,677	11,697	21,234

Effects of Exchange Rate on Cash	-	-	-	(97)

Net Increase in Cash	938	12	895	957
Cash at Beginning of Period	19	7	18	-

Cash at End of Period	957	19	913	957
Supplemental Disclosures
Interest Paid	139	-	133	479

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	-	5,771
Stock options recorded as deferred compensation	-	-	-	1,258
Extinguishment of related party debt Acquisition of subsidiary (note 11)	-	593	-	593
Stock issued for acquisition of properties	626	-	597	626

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

(1)	ORGANIZATION AND BUSINESS

Golden River Resources Corporation (“Golden River Resources”), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with the President of Golden River Resources and his spouse. These companies owned 96.51% of Golden River Resources as of June 30, 2010.

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

Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches giving Golden River a 68.7% holding of Acadian.

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

 Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company’s interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.7%. On July 8, 2010, Golden River Resources subscribed for a further 49,233,866 common shares at a price of CDN$0.03 per share for an aggregate CDN$1,477,016. Golden River Resources currently holds 387,345,200 common shares in Acadian for a 71.5% interest.

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Golden River Resources and its other subsidiaries (collectively “the Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s ability to continue operations through fiscal 2011 is dependent upon future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles, (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates (“ASU”) that will be included in the Codification. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this ASC for its quarter ended September 30, 2009. The adoption did not have any effect on our financial condition or results of operations. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

In December 2007, the FASB issued amended ASC Topic 805, Business Combinations.  ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  The provisions of ASC 805 are effective for the Company’s fiscal year beginning July 1, 2009 which applies prospectively to all business combinations entered into on or after such date. Golden River’s acquisition of Acadian (see note 11) was, and any other future acquisitions will be, impacted by application of this statement.

In April 2008, the FASB issued amended ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under former SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. ASC 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 has had no impact on the Company’s financial position, results of operations, or cash flows.

In April 2009, the FASB issued ASC Topic 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65”). ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ASC 320-10-65 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, ASC 320-10-65 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10-65 has had no impact on the Company’s financial position, results of operations or cash flows.

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

In August 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 supplements and amends the existing definition of fair value while reintroducing the concept of entry value (amount an entity would receive to enter into an identical liability) into the definition. Additionally, ASU 2009-05 clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after August 2009. The provisions of ASU 2009-05 do not have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after June 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

(a)            Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and the entities it controlled at the end of the financial period and the results of the Company and the entities it controlled during the year.  Where entities are not controlled throughout the entire financial year, the consolidated results include the results of those entities for that part of the period during which control exists. The effect of all transactions between entities in the group and the inter-entity balances are eliminated in full in preparing the consolidated financial statements.

(b)           Functional and Reporting Currency

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company’s fiscal 2010 revenue and expenses were going to be primarily denominated in Canadian dollars (CDN$). ASC Topic 830 “Foreign Currency Matters” states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

(c)           Business Combinations

In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interests in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

In April 2009, the guidance was updated to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This update is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company’s acquisition of the 68.765% interest in Acadian Mining Corporation, completed on August 6, 2009, was accounted for using this guidance.

(d)           Noncontrolling Interests

In December 2007, the ASC guidance for noncontrolling interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interests”), (ii) the amount of net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires noncontrolling interests to be classified as a separate component of equity. Noncontrolling interests reflect third parties ownership interest in entities that are consolidated as less than 100% owned.

(e)           Fair Value of Financial Instruments

FASB issued ASC Topic 825 “Financial Instruments” which requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments consist primarily of cash, receivables, accounts payable and accrued expenses, and advances from affiliates. The carrying amounts of cash receivables, accounts payable and accrued expenses approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

(f)            Mineral Property Acquisition, Exploration Costs and Amortization of Mineral Rights

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date, the Company has not  established any proven or  probable  reserves on its mineral properties. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

(g)           Reclamation and Remediation Obligations (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the exploration activity and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance will occur. The Company reviews, on at least an annual basis, the asset retirement obligation at each exploration site.

Future remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred. Such cost estimates include, where applicable, plugging of drill holes, removal of consumables and ripping of drill pads and tracks. Changes in estimates are reflected in earnings in the period an estimate is revised.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each exploration operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

(h)           Comprehensive Income (Loss)

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive profit/(loss) and its components in a full set of financial statements. Comprehensive profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains or (losses) during fiscal 2010 and 2009 amounted to CDN$22,000 and CDN$(43,000), respectively.  Accordingly, comprehensive income (loss) for the years ended June 30, 2010 and 2009 amounted to CDN$11,687,000 and CDN($1,214,000) respectively.

(i)            Property and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided for on office assets using the declining balance method at the following annual rates (in the year of acquisition one-half of the calculated depreciation is recognized):

Automotive equipment	30%
Building	5%
Office fixtures and computer equipment	20%
Equipment	20%

Mine site assets are depreciated on a straight line balance method over the expected life of the mine at thirteen and one half years; assets under capital lease are depreciated on a straight line basis over the four year term of the lease.

All other assets are depreciated over a period covering their estimated useful lives.

(j)            Cash Equivalents

Golden River Resources considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

(k)           Federal Income Tax

ASC Topic 740 prescribes how a company should recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require disclosure or recognition in the financial statements.

The Company follows the asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the period presented, there was no taxable income. There are deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. The Company, at this time, is not aware of any net operating losses which are expected to be realised, therefore a valuation allowance was established.

(l)            Net Profit/Loss per Share

The Company follows the FASB ASC Topic 260 “Earnings per Share” provisions which require the reporting of both basic and diluted profit/(loss) per share. Basic profit/(loss) per share is computed by dividing net profit/(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net profit/(loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects on net profit/(loss) per share are excluded.

(m)          Lease Liability

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

(n)           Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets, including property, plant and equipment and mineral rights, by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, the impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

(o)           Stock Options

For the issuances of stock options, the Company follows the fair value provisions of FASB issued guidance now codification ASC Topic 718, “Compensation-Stock Compensation”. Topic 718 requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value.  The cost will be recognised over the period during which an employee is required to provide service in exchange for the award – usually the vesting period.  In the case where there is no required service period, the fair value of the equity instruments is expensed immediately.

(p)           Pension Plans

The Company does not have any pension or profit sharing plans.  The Company’s staff employed in Canada are subject to Canadian requirements for contributions to pension plans.  Contributions to employee benefit or health plans during the years ended June 30, 2010 and 2009 were CDN$34,469 and CDN$nil respectively.

(q)           Concentrations of credit risk

The Company monitors its position with, and the credit quality of, the financial institution it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

(r)           Convenience Translation to US$

The consolidated financial statements as of and for the year ended June 30, 2010 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2010 (CDN$1.00=US$0.9542). The translation was made solely for the convenience of readers in the United States.

(s)           Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(t)           Comparative Figures

Where necessary, comparative figures have been restated to be consistent with current year presentation.

(4)	CONCENTRATION OF RISKS

Cash Balances

Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short term nature of these investments, the carrying amounts approximate their fair value.

The Company held in interest bearing cash accounts at June 30, 2010, CDN$948,587 (US$905,142) in Canadian banking institutions, CDN$4,698 (US$4,483) in Australian banking institutions and CDN$4,445 (US$4,241) in US banking institutions.

Mineral Rights and Foreign Operations

The Company has mineral rights in Canada.

(5)	INVESTMENT SECURITIES

The Company has several small historical cost based investments that it has provided a full valuation for diminution and carries at a $nil value at June 30, 2010 and 2009.

(6)	AFFILIATE TRANSACTIONS

Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

During fiscal 2010 and 2009, AXIS provided services in accordance with the service agreement of CDN$135,291 and CDN$149,083 respectively. During fiscal 2010 and 2009, AXIS advanced Golden River Resources CDN$465,832 and CDN$364,845 respectively. The amounts owed to AXIS at June 30, 2010 and 2009 were CDN$1,128,768 and CDN$527,645 respectively. During fiscal 2010 and 2009, no interest was charged by AXIS. During fiscal 2009, AXIS forgave a debt of CDN$587,984 and this forgiveness was reported in the 2009 financial statements as an increase in additional paid-in capital.

During fiscal 2009, Joseph Gutnick advanced Golden River Resources CDN$1,179. In November 2009, the Company repaid the amount in full.

During the fiscal year ended June 30, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 85 million shares at an issue price of US$0.10 per share to raise US$8.5 million. During September 2009, pursuant to the subscription agreement, the Company has (i) issued 50,566,710 shares of common stock at an issue price of US$0.10 per share raising CDN$5,056,071, (ii) on March 31, 2010, the Company issued 49,036,800 shares of common stock at a purchase price of US$0.10 per share for aggregate proceeds of CDN$5,181,196, and (iii) on July 14, 2010, the Company issued 14,275,800 shares at an issue price of US$0.10 per share, raising CDN$1,475,261. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is associated own approximately 43.67% of the outstanding common stock of NCRC. NCRC currently holds approximately 92.02% of the outstanding common stock of the Company. The amount owed to NCRC at June 30, 2010 under current liabilities – advances from affiliates was CDN$203,456.

Acadian shared office facilities with Royal Roads Corp and Buchans River Ltd (non-consolidated entities of Acadian). During fiscal 2010, Acadian charged CDN$45,000 in common costs to these companies. The amount charged is estimated to be the fair value of the costs. The amount was offset against interest owing to Royal Roads on intercompany advances.

On November 24, 2009, CDN$2,583,459 was repaid to Royal Roads Corp by Acadian on behalf of ScoZinc Ltd, a 100% owned subsidiary of Acadian. Royal Roads Corp charged interest at 10% per annum, payable quarterly.  Acadian guaranteed the full amount of the debt and, as security, granted security over all of its assets, including the shares of Royal Roads Corp. that Acadian owns.

During fiscal 2010, Acadian paid CDN$15,000 in consulting fees to a director of Acadian.

Acadian acquired the remaining 50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due July 2010 and a 1% net smelter royalty payable to Mr Will Felderhof, the former President and CEO of Acadian, and members of his family. Amounts due are reflected in current and non-current liabilities – note payable at June 30, 2010. Acadian also paid an amount due to Mr Felderhof of CDN$9,610. On July 8, 2010, the Company extended the terms of the CDN$1.0 million note for a further 12 months and paid a CDN$100,000 principal payment.

During the 2009 fiscal year, Wilzed Pty Ltd, a company associated with the President of the Company, Joseph Gutnick, has provided loan funds to enable the Company to meet its liabilities. Interests associated with Mr Gutnick hold a substantial interest in the Company on a fully diluted basis and accordingly Wilzed and the Company may be deemed to be under common control. During the 2009 fiscal year, Wilzed loaned CDN$604,202 and no interest was charged. In December 2008, we agreed to issue to Fast Knight Nominees 10 million shares of common stock at a price of US$0.05 for aggregate proceeds of CDN$701,803 (US$500,000).

(7)	STOCKHOLDERS’ EQUITY

In February and March 2004, holders of options to acquire 8,000,000 shares of the common stock informed the Company of their intentions to exercise the cashless exercise feature of their option agreement.  As a result the Company issued 6,943,057 shares of its common stock.

In March 2004, the Company raised US$1,670,000 (CDN$2,221,000) through a private placement by issuing 1,670,000 shares of common stock and warrants to purchase 1,670,000 shares of common stock at US$1.30 per share. The warrants expired two years from the date of issuance as they were not exercised.

In March 2004, the Company received a loan from an affiliated entity in the amount of CDN$2,241,000 (US$1,754,000) which was used to repay other outstanding amounts due to affiliated entities.  This loan was later satisfied through the issuance of 1,753,984 shares of common stock and warrants to purchase 1,753,984 shares of common stock at US$1.30 per share.  The warrants expired two years from the date of issuance as they were not exercised.

At June 30, 2005 the Company had warrants outstanding to purchase 3,423,984 shares of common stock at US$1.30 per share.  All of the warrants expired in 2006.

In May 2006, the Company issued 10,000,000 shares of common stock at an issue price of CDN$0.17 (US$0.1542) and 20,000,000 warrants with an exercise price of CDN$0.17 (US$0.1542) and a latest exercise date of April 30, 2011 as repayment of a debt of CDN$1,700,000 (A$2,000,000) to an affiliated entity.

In June 2006, the Company raised US$1,542,000 (CDN$2,527,000) from RAB Special Situations (Master) Fund Limited (“RAB”) through a private placement of 20,000,000 normal warrants and 10,000,000 special warrants. The normal warrants have an expiry date of April 30, 2011 and an exercise price of US$0.1542 (CDN$0.16).

Effective December 9, 2008, the Company completed a private placement offering in which the Company sold an aggregate of 100,000,000 shares of common stock at a purchase price of US$0.005 per share for aggregate proceeds of US$500,000. The Private Placement was made to Fast Knight Nominees Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of Golden River Resources Corporation.

During early July 2009, the Company entered into a warrant purchase agreement with RAB whereby the Company agreed to repurchase the following Warrants to purchase shares of Common Stock in the Company that had been issued to RAB in 2006:  (i) Special Warrant to purchase 10,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016, and (ii) Warrant to purchase 20,000,000 shares of Common Stock in the Company at an exercise price of US$0.1542 per share expiring on April 30, 2011, for an aggregate purchase price of US$500,000 (CDN$524,000). Settlement of the purchase occurred on July 1, 2009. Following settlement of the purchase, the Company cancelled the Special Warrant to purchase 10,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016, and the Warrant to purchase 20,000,000 shares of Common Stock in the Company at an exercise price of US$0.1542 per share expiring on April 30, 2011.

During fiscal 2010, the Company completed a series of private placements to Northern Capital Resources Corp (“NCRC” for an aggregate of 99,603,510 shares of common stock at a purchase price of US$0.10 per share for aggregate proceeds of CDN$10,764,000 (US$9,960,351).

Effective May 10, 2010, the Company closed a transaction to purchase mineral properties in the Slave Craton of Northern Canada with Tahera Diamond Corporation and part of the purchase consideration was the issue of 3,000,000 shares of common stock in the Company which were valued at CDN$626,000 (US$598,000).

(8)	ISSUE OF OPTIONS UNDER STOCK OPTION PLAN

The Company follows the provisions of ASC Topic 718 Compensation-Stock Compensation (“ASC 718”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.

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

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 1,400,000 options to acquire shares of common stock in the Company, at an exercise price of US$1.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. All such options were vested by July 2006. The exercise price of US$1.00 was derived from the issue price of common stock from the placement of shares on September 30, 2004 and is considered by the Company’s Directors to be the fair value of the common stock.  The options expire on October 15, 2014. Outstanding options under the Plan that are forfeited or cancelled will be available for future grants.

The Company calculated the fair value of the 1,400,000 options issued in 2004 using the Black Scholes valuation method, resulting in a fair value of US31.85 cents per option. The total value of the options equates to CDN$1,645,780 (US$1,352,820) and such amount was amortized over the vesting period. At June 30, 2010, the options were fully vested.

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

Since the issue of the options in 2004, 600,000 options have lapsed following the termination of participants to the issue. Outstanding options under the Plan that are forfeited or cancelled will be available for future grants.

A summary of the options outstanding and exercisable at June 30, 2010 are as follows:

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

The Company, through an unrelated third party consultant, has calculated the fair value of the 4,650,000 options using the binomial option pricing model, resulting in a fair value of the options equal to CDN$1,207,860 (US$1,060,200) and such amount was amortised over the vesting period. For fiscal 2010, the amortization amounted to CDN$39,000 (US$37,000) and no options were forfeited. At June 30, 2010, the options were fully vested.

A summary of the options outstanding and exercisable at June 30, 2010 are as follows:

	Outstanding	Exercisable
Number of options	4,050,000	4,050,000
Exercise price	US$0.308	US$0.308
Expiration date	October 19, 2016	October 19, 2016

(9)	PROFIT(LOSS) PER SHARE

Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period. In prior periods the Company had on issue 10,000,000 special warrants which were exercisable at any time until expiration and for no consideration. On July 1, 2009 the Company re-purchased the warrants and immediately cancelled the options.

Profit/(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, “Earnings per Share”.

The following table reconciles the weighted average shares outstanding used for the computation:

	Year ended June 30
Weighted average shares	2010 ‘000s	2009 ‘000s
Outstanding - basic	180,515	82,605
- Warrants	-	10,000
Weighted average shares outstanding	180,515	92,605

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Year ended June 30
Diluted weighted average shares	2010 ‘000s	2009 ‘000s
Basic	180,515	82,605
Effect of employee stock based awards	-	10,000
Diluted weighted average shares outstanding	180,515	92,605

 Options to acquire 4,850,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(10)	COMMITMENTS

The Company is committed to minimum annual lease payments of CDN$103,607 on its office  premises until October 2013.

The Company has an obligation to spend CDN$2,381,000 on its exploration properties during fiscal 2011 to maintain its properties.

Total rent expense incurred by the Company amounted to CDN$107,676 and CDN$360 in fiscal 2010 and 2009, respectively

(11)	ACQUISITIONS

Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches giving Golden River a 68.7% holding of Acadian.

The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Upon completion of closing of the initial tranche, the Company was entitled to nominate one member to the board of directors of Acadian and nominated Mr Menachem Vorchheimer. The Company held a 19.9% equity interest in Acadian at June 30, 2009.

Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% controlling interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.765%.

The transaction was accounted for using the acquisition method required by ASC Topic 805, Business Combinations. On the acquisition date of July 31, 2009, the fair value of the non-controlling interest was CDN$20,553,000. The fair value of non-controlling interest was based on an estimate of the fair value of Acadian’s net assets. The following table summarises the aggregate purchase price allocation and fair value of the non-controlling interest in Acadian as of July 31, 2009:

	CDN$000’s	Fair Value Hierarchy
Cash and cash equivalents	1,414	Level 1
Receivables	45	Level 3
Property, plant & equipment (net)	7,089	Level 3
Prepayments	71	Level 3
Investment in Royal Roads Corp	855	Level 3
Cash held for remediation	925	Level 3
Mineral rights	43,790	Level 3

Fair value of assets	54,189	Level 3

Accounts payable & accrued expenses	(3,152)	Level 3
Other current liability	(2,099)	Level 3
Equipment loans payable	(371)	Level 3
Advance from Royal Roads Corp	(2,654)	Level 3
Accrued site remediation	(2,400)	Level 3

Fair value of liabilities	(10,676)

Net assets acquired	43,513
less: Cash consideration of additional 32.875%	(4,000)
less: Fair value of previously held equity interest	(8,655)	Level 1
less: Fair value of non-controlling interest	(20,553)	Level 1

Bargain purchase gain	10,305

The aggregate value of (a) the purchase price paid for the acquisition of the Acadian shares, (b) the fair value of non-controlling interest in Acadian and (c) the fair value of our previously held equity interest in Acadian before the additional share acquisition was less than the fair value of the net assets acquired, which resulted in a bargain purchase gain, which has been recognised in the Company’s consolidated statement of operations.

As a result of the Company attaining control over Acadian, the Company’s previously held 19.9% interest was remeasured to fair value.

The fair-value of the mineral rights acquired in the acquisition was prepared by an investment banking firm with substantial experience in merger and acquisition transactions including provision of fairness opinions and valuations.  Accordingly, the Company has attributed a fair value of CDN$43,790,000 to mineral rights and the inputs categorised as Level 3 inputs under the accounting guidance for fair value measurements.

The fair value of the non-controlling interest was based on the report and inputs categorised as Level 1 inputs under the accounting guidance for fair value measurement.

The fair value of the assets acquired includes receivable which are fair valued using the income approach and inputs categorised as Level 3 inputs under the accounting guidance for fair value measurements. The fair value of property, plant and equipment was based on the value assigned in the investment banker’s report; and for cash held for site remediation is as agreed with the relevant authorities in Canada.

The fair value of the liabilities includes accounts payable and accrued expenses, equipment loans payable, advance from equity accounted associate which were valued based on underlying terms and maturity dates; non-interest bearing liability was valued based on information available. The fair value of accrued site remediation is as agreed with the relevant authorities in Canada and from information provided.

The acquisition of Acadian was achieved in stages. The acquisition date fair value of the equity interest in Acadian immediately before the acquisition date was CDN$8,655,000 (US$8,259,000) and the amount of the gain recognized as a result of remeasuring to fair value the equity interest in Acadian before the business combination amounted to CDN$7,433,000 (US$7,093,000) and has been recognized in the consolidated statement of operations as “Adjustment to fair value on stepped acquisition”.

The gain on the identifiable net assets of Acadian caused a difference in the carrying value of the Company’s Acadian investment between financial reporting and income taxes and resulted in  a deferred tax liability (see note 17).

The transaction contemplated several closings and was subject to several pre-conditions including approval by TSX and due diligence. Between the time of entering into the agreement and the acquisition date, world economic conditions had improved, metal prices have increased significantly and world stock markets have rallied. This resulted in significantly higher fair values for the assets of Acadian compared to the values at the time the agreement was entered into. Furthermore, Acadian was in a distressed state at the time the agreement was entered into.

During the fourth quarter of fiscal 2010, the Company completed the accounting for the acquisition of Acadian and as a result, adjustments were made to the preliminary fair value accounting at the date of acquisition. The following table discloses the preliminary fair value estimates and the final fair value amounts of the assets and liabilities of Acadian at acquisition date.

The aggregate effect of these changes to the fair value of the assets acquired and liabilities assumed represents a material retrospective adjustment to provisional amounts previously recorded by the Company which were reflected in fiscal 2010 interim financial statements filed by the Company.

	Preliminary Fair Value Amounts CDN$000’s	Final Fair Value Amounts CDN$000’s
Cash and cash equivalents	1,414	1,414
Receivables	45	45
Property, plant & equipment (net)	10,033	7,089
Prepayments	71	71
Investment in Royal Roads Corp	855	855
Cash held for remediation	925	925
Mineral rights (i)	86,798	43,790

Fair value of assets	100,141	54,189

Accounts payable & accrued expenses	(3,807)	(3,152)
Other current liability	(4,723)	(2,099)
Equipment loans payable	(371)	(371)
Advance from Royal Roads Corp	(2,654)	(2,654)
Accrued site remediation	(1,400)	(2,400)

Fair value of liabilities	(12,955)	(10,676)

Net assets acquired	87,186	43,513
less: Cash consideration of additional 32.875%	(4,000)	(4,000)
less: Fair value of previously held equity interest	(17,430)	(8,655)
less: Fair value of non-controlling interest	(41,130)	(20,553)

Bargain purchase gain	24,626	10,305

(ii)
At the date of acquisition, management estimated the provisional fair value of the mineral rights using known information at the time. Subsequently, the Company retained an investment banking firm to provide a formal valuation which has been used in the final fair value calculations.

The amount of revenue of Acadian since the acquisition date included in the consolidated statement of operations for the reporting period is CDN$nil and the amount of loss from operations is CDN$4,155,970.

The consolidated statement of operations of the Company includes the operations since July 31, 2009, which is the acquisition date. The following unaudited pro-forma information presents the results of operations for the fiscal years ended June 30, 2010 and 2009, as if the acquisition of Acadian had occurred on July 1, 2008.

	2010 CDN$000’s	2009 CDN$000’s
Revenue	-	-
Net profit(loss)	(4,031)	(24,418)
Basic and diluted profit(loss) per share	(0.02)	(0.26)

During the quarter ended December 31, 2008, Acadian recorded an impairment charge write off of CDN$19,791,000 based at that time on the review by management of the carrying value of mining assets and investments.

During July 2009, Acadian recorded a gain on settlement of liabilities under Companies’ Creditors Arrangement Act of CDN$2,793,094.

(12)	CASH HELD FOR SITE REMEDIATION

Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and /or mining operations at the sites. Currently the Company has CDN$925,000 on deposit with the relevant authorities in Canada to cover the cost of this remediation work.

(13)	PROPERTY, PLANT AND EQUIPMENT

Property and equipment is stated at cost.  The Company records depreciation and amortization, when appropriate, using straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.   Additions, major renewals and replacements that increase the property's useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income (loss).

	Cost CDN$	Accumulated Depreciation CDN$	Net CDN$
Office
Building	260,119	7,184	252,935
Automotive equipment	63,015	20,214	42,801
Office fixtures and computer equipment	257,702	53,230	204,472
Land	405,617	-	405,617
	986,453	80,628	905,825

Mine Site
Land	566,950	-	566,950
Building	1,842,204	142,437	1,699,767
Automotive equipment	212,684	38,992	173,692
Equipment	3,636,602	226,238	3,410,364
	6,258,440	407,667	5,850,773
Other	6,589	6,589	-
Balance June 30, 2010	7,251,482	494,884	6,756,598

The fair value of assets acquired on acquisition of a subsidiary was CDN$7,088,692. The depreciation expense for the year ended June 30, 2010 amounted to CDN$488,295 (US$465,931).

(14)	INVESTMENT IN NON-CONSOLIDATED ENTITY

On April 23, 2010, Acadian completed the sale of the investment in Royal Roads Corp. for CDN$1,962,838. The Company recorded a CDN$1,355,302 profit on sale of equity investment.

(15)	ACCRUED SITE REMEDIATION

Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and/or mining operations at the sites. The estimated cost of this remediation work is CDN$2,400,000

(16)	OTHER CURRENT LIABILITY

ScoZinc (a subsidiary of Acadian) entered into lease agreements for heavy equipment with Komatsu Finance ("Komatsu") which transferred substantially all the benefits and risks of ownership to ScoZinc. ScoZinc's obligations under the leases were guaranteed by the Company.

 ScoZinc suspended payments under the lease obligations to Komatsu in December 2008 prior to seeking protection under the Companies' Creditor Arrangement Act. In April 2009 ScoZinc returned the leased fleet, to Komatsu once the slope rehabilitation project was completed.

Acadian has guaranteed the equipment leases with Komatsu. The estimated amounts owing under the guarantee have been fully accrued in the consolidated financial statements although the final amounts that will be payable have not yet been determined.

(17)	INCOME TAXES

The Company has adopted the provisions of ASC Topic 740 "Income Taxes". ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is subject to taxation in both the USA and Canada.

At June 30, 2010 and 2009, deferred taxes consisted of the following:

	USA 2010 CDN$000s	Canada 2010 CDN$000s	Total 2010 CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,869	3,207	5,076
Exploration expenditure	716	-	716
	2,585	3,207	5,792
Less valuation allowance	(2,585)	(3,207)	(5,792)
	-	-	-
Deferred tax liability
Investment in subsidiary	(2,624)	-	(2,624)
Net deferred taxes	(2,624)	-	(2,624)

	USA 2009 CDN$000s	Canada 2009 CDN$000s	Total 2009 CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,702	2,771	4,473
Exploration expenditure	442	-	442
	2,144	2,771	4,915
Less valuation allowance	(2,144)	(2,771)	(4,915)
Net deferred taxes	-	-	-

Under ASC 740-10 tax benefits are recognised only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

The Company will need to file tax returns for 2004 to 2010 to establish the tax benefits of the net operating loss carry forwards in Canada for those years. Carry-forward net operating losses will be available to offset future taxable income.  Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$5,300,000 at June 30, 2010 expire in years 2022 through 2029. Net operating loss carryforwards in Canada do not have a definite expiration date.

Included in accounts payable and accruals is an amount of CDN$351,164 being an estimated liability to the IRS in relation to late filing of prior year tax returns. The Company has estimated the potential maximum liability and is making representations to the IRS in relation to the quantum of this liability.

(18)	SUBSEQUENT EVENTS

The Company has evaluated significant events subsequent to the balance sheet date and, through the date these financial statements were issued, has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

On July 8, 2010, Golden River Resources subscribed for a further 49,233,866 common shares in Acadian at a price of CDN$0.03 per share for an aggregate CDN$1,477,016. At September 28, 2010, Golden River Resources holds 387,345,200 common shares in Acadian for a 71.5% interest.

The Company had made a principal payment of CDN$100,000 in relation to the acquisition of the 15 Mile Stream property, which allows it to defer settlement until July 2011 (note 6)

On July 14, 2010, the Company issued 14,275,800 shares of common stock at an issue price of US$0.10 per share, raising CDN$1,475,261, pursuant to the subscription agreement dated July 14, 2010 between the Company and NCRC.

On September 2, 2010, the Board of Directors of the Company  and the holder of a majority of the outstanding shares of Common Stock approved a reverse stock split of the Common Stock of 10:1 and approved the mailing of an Information Statement to stockholders in relation to the reverse stock split. The Information Memorandum will be mailed to stockholders on or about September 30, 2010 and is effective 21 days after mailing.

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

Appendix B
Slave Craton Mining Claims

					Next
Tag#	Claim	NTS	Acres	Registered	Anniversary	Type of Property
Jericho Mining Claims
ML3793	DJB 19	076-L-04	344.0	09-Jun-99	09-Jun-20	Lease
ML3794	JD 94	076-L-04	2524.0	09-Jun-99	09-Jun-20	Lease
ML3795	JD 313	076-L-04	2515.0	09-Jun-99	09-Jun-20	Lease
ML3796	OD 44	076-L-04	422.0	09-Jun-99	09-Jun-20	Lease
ML3797	OD 45	076-L-04	325.0	09-Jun-99	09-Jun-20	Lease
ML3798	OD 61	076-L-04	508.0	09-Jun-99	09-Jun-20	Lease
			6,638.0
Jericho Group
F31092	JD 92	076-L-04	2,272.60	26-Jan-93	26-Jan-04	Lease Applied For
F31093	JD 93	076-L-04	2,569.60	26-Jan-93	26-Jan-04	Lease Applied For
F31095	JD 95	076-L-04	2,363.10	26-Jan-93	26-Jan-04	Lease Applied For
F31096	JD 96	076-L-04	2,582.50	26-Jan-93	26-Jan-04	Lease Applied For
F31310	JD 310	076-L-03	632.70	26-Jan-93	26-Jan-04	Lease Applied For
F31311	JD 311	076-L-03	890.90	26-Jan-93	26-Jan-04	Lease Applied For
F31312	JD 312	076-L-03	1,144.00	26-Jan-93	26-Jan-04	Lease Applied For
F31314	JD 314	076-L-03	2,118.10	26-Jan-93	26-Jan-04	Lease Applied For
F31315	JD 315	076-L-03	2,117.60	26-Jan-93	26-Jan-04	Lease Applied For
			16,691.10

F35015	OD 25	076-E-13	2,255.50	18-Jun-93	05-Sep-24	Lease Applied For
F35016	OD 26	076-E-13	2,255.50	18-Jun-93	05-Sep-24	Lease Applied For
F35017	OD 27	076-E-13	2,165.40	18-Jun-93	05-Sep-24	Lease Applied For
F35018	OD 28	076-E-13	375.10	18-Jun-93	05-Sep-24	Lease Applied For
F35019	OD 29	076-E-13	444.20	18-Jun-93	05-Sep-24	Lease Applied For
F35020	OD 30	076-E-13	2,509.60	18-Jun-93	05-Sep-24	Lease Applied For
F35021	OD 31	076-E-13	2,548.70	18-Jun-93	05-Sep-24	Lease Applied For
F35022	OD 32	076-E-13	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35031	OD 41	076-E-13	2,435.90	18-Jun-93	05-Sep-24	Lease Applied For
F35032	OD 42	076-E-13	2,435.90	18-Jun-93	05-Sep-24	Lease Applied For
F35033	OD 43	076-E-13	2,420.80	18-Jun-93	05-Sep-24	Lease Applied For
F35036	OD 46	076-E-13	2,066.00	18-Jun-93	05-Sep-24	Lease Applied For
F35037	OD 47	076-E-13	2,029.90	18-Jun-93	05-Sep-24	Lease Applied For
F35038	OD 48	076-E-13	2,029.90	18-Jun-93	05-Sep-24	Lease Applied For
F35048	OD 58	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35049	OD 59	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35050	OD 60	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35052	OD 62	076-E-14	508.60	18-Jun-93	05-Sep-24	Lease Applied For
F35053	OD 63	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35055	OD 65	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35065	OD 75	076-E-14	2,582.50	18-Jun-93	22-Nov-25	Lease Applied For
			44,558.50

F45947	DJB 17	076-L-03	160.10	06-Jul-94	06-Jul-04	Lease Applied For

CONTWOYTO INUIT OWNED LANDS
					Next
Tag#	Claim	NTS	Acres	Registered	Anniversary	Type of Property

CO-08-00-01		076-E-15	3819.01	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-02		076-E-15	3263.82	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-03		076-E-15	2708.66	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-05		076-E-15	1269.60	31-Dec-99	31-Dec-08	Mineral Claim
			11061.10

HOOD RIVER CLAIMS
CO 20 - 00 – 03R		76-L-15	15,453.81	01-Jan-97	01-Jan-09	IOL - Mineral Claim

ICE CLAIMS
F22432	ICE032	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22433	ICE033	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22464	ICE064	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22534	ICE334	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22535	ICE335	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22537	ICE337	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
ML3464	ICE336	76-E-06	2665.0	14-Feb-96	21-Apr-15	Mining Lease
			18,160.0

ROCKINGHORSE CLAIMS
F74771	NAP 4	86-I-10	2582.5	11-Jun-02	13-Mar-12	Mineral Claim
F74772	NAP 5	86-I-10	2582.5	11-Jun-02	13-Mar-10	Mineral Claim
F74773	NAP 6	86-I-10	2582.5	11-Jun-02	13-Mar-12	Mineral Claim
F74776	NAP 9	86-I-10	2582.5	11-Jun-02	13-Mar-10	Mineral Claim
			10,330.00

CO44 -00-01		86-I-11	414.0	01-Jan-97	01-Jan-09	IOL - Mineral Claim

F38623	OK 123	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38627	OK 127	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38628	OK 128	86-I-11	2582.5	18-Jun-93	29-Apr-24	KCEI Lease
F38629	OK 129	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38648	OK 148	86-I-11	2169.3	18-Jun-93	05-Sep-24	Applied for Lease
F38649	OK 149	86-I-11	2169.3	18-Jun-93	05-Sep-24	Applied for Lease
F38652	OK 152	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38653	OK 153	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38654	OK 154	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38665	OK 165	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
			24,998.60

Committee Bay Greenstone Belt Claims

The following is a list of our claims in the Committee Bay Greenstone Belt:

Claim name	Claim No.	NTS Sheet	Recording Date	Anniversary Date

Pick 1	F54799	56K/03	16-Oct-02	16-Oct-12
Pick 2	F54798	56K/03	16-Oct-02	16-Oct-12
Pick 3	F54760	56K/03	16-Oct-02	16-Oct-12
EE 1	F54757	56K/06	16-Oct-02	16-Oct-11
EE 2	F54756	56K/06	16-Oct-02	16-Oct-11
EE 3	F54758	56K/06	16-Oct-02	16-Oct-12
K 1	F60304	56K/11	16-Oct-02	16-Oct-10
K 2	F60305	56K/11	16-Oct-02	16-Oct-10
CAY 1	F60252	56K/09	16-Oct-02	16-Oct-12
CAY 3	F60254	56K/09	16-Oct-02	16-Oct-12
AA 1	F60249	56J/13	16-Oct-02	16-Oct-10
AA 2	F60250	56J/13	16-Oct-02	16-Oct-10
NN 1	F60307	56K/16	16-Oct-02	16-Oct-12
NN 2	F60251	56O/04	16-Oct-02	16-Oct-12
WREN 1	F60231	56J/11	16-Oct-02	16-Oct-12
WREN 2	F60232	56J/14	16-Oct-02	16-Oct-12
WREN 3	F60233	56J/14	16-Oct-02	16-Oct-12
WREN 4	F60234	56J/14	16-Oct-02	16-Oct-12
WREN 5	F60235	56J/14	16-Oct-02	16-Oct-12
WEST	F60212	56K/03	16-Oct-02	16-Oct-12
HOST 3	F85351	56K/03	16-Oct-02	16-Oct-12
GB-1	F85352	56K/03	13-Sep-04	13-Sep-12

•	as confirmed by the mining recorder

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

GOLDEN RIVER RESOURCES CORPORATION.

(Registrant)

By:
Peter J Lee
Director, Secretary,
Chief Financial Officer
and Principal Financial
and Accounting Officer

Dated: September 28, 2010

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.		Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer), and Director.	September 28, 2010

2.		Director.	September 28, 2010
David Tyrwhitt

3.		Director, Secretary,
	Peter Lee	Chief Financial Officer and
Principal Financial and
		Accounting Officer.	September 28, 2010

4.		Director	September 28, 2010
Mordechai Gutnick

EXHIBIT INDEX

Incorporated by

Incorporated by		Exhibit
Reference to:		No	Exhibit

(1)	Exhibit 3.1	3.1	Certificates of Incorporation of the Registrant
(1)	Exhibit 3.2	3.2	By-laws of the Registrant
(2)	Exhibit A	3.3	Amendment to Certificate of Incorporation dated July 17, 1999
(3)		3.4	Amendment to Certificate of Incorporation dated October 17, 2000
		3.5	Amendment to Certificate of Incorporation dated April 6, 2005
(6)	Exhibit 3.1	3.6	Amendment to Certificate of Incorporation dated March 10, 2007
	*	3.7	Amendment to Certificate of Incorporation dated December 14, 2009
(4)	Exhibit 10.5	10.1	Service Agreement dated November 25, 1988, by and between the Registrant and AWI Administration Services Pty Limited
(5)	Exhibit 10.6	10.2	Agreement with Tahera Corporation
(7)	Exhibit 99.4	10.3	Warrant to purchase 20 million shares of common stock
(8)	10.1	10.4	Subscription Agreement with Acadian Mining Corporation
(9)	99.1	10.5	Form of Subscription Agreement with Northern Capital Resources Corporation
(10)	99.2	10.6	Property Purchase and Sale Agreement with Tahera Corporation
	*	21	List of Subsidiaries as at June 30, 2009.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
*Filed herewith

Financial Statements for the years ended June 30, 2009 and 2010.

Golden River Resources Corporation and its Subsidiaries

Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2009 and Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2010.

(1)           Registrant’s Registration Statement on Form S-1 (File No. 33-14784).

(2)           Registrant’s Definitive Information Statement dated August 11, 1999.

(3)	Registrant’s Definitive Information Statement dated October 17, 2000.

(4)	Registrant’s Annual report on Form 10-K for the fiscal year ended June 27, 1989.

(5)           Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(6)           Registrant’s Quarterly Report on Form 10-OSB for the quarter ended March 31, 2007.

(7)           Registrant’s Current Report on Form 8-K filed on June 15, 2007.

(8)           Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

(9)           Registrant’s Current Report on Form 8-K filed on September 8, 2009

(10)         Registrant’s Current Report on Form 8-K filed on May 18, 2010