Form 10-Q
period 2010-09-30
GOLDEN RIVER RESOURCES CORP.
filed 2010-11-15
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————
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
———————
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 24,359,344 outstanding shares of Common Stock as of November 12, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐	Yes	☐	No

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Golden River Resources Corporation (“Golden River Resources” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2010, the results of its consolidated operations for the three month periods ended September 30, 2010 and September 30, 2009 and for the cumulative period July 1, 2002 (inception of exploration activities) through September 30, 2010, and the changes in its consolidated cash flows for the three month periods ended September 30, 2010 and September 30, 2009 and for the cumulative period July 1, 2002 (inception of exploration activities) through September 30, 2010, have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company’s fiscal 2010 revenue and expenses were primarily denominated in Canadian dollars (CDN$). ASC Topic 830 “Foreign Currency Matters” states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

Restatement of Financial Statements

The financial statements for the three months ended September 30, 2009 have been restated to revise the fair value amounts related to the assets and liabilities of Acadian Mining Corporation (Acadian).

During the fourth quarter of fiscal 2010, the Company completed the accounting for the acquisition of Acadian and as a result, adjustments were made to the preliminary fair value accounting at the date of acquisition. The preliminary fair value estimates and the final fair value amounts of the assets and liabilities of Acadian at acquisition date are disclosed in note 2.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	September 30, 2010	June 30, 2010
	CDN$000’s	CDN$000’s
	(Unaudited)
ASSETS

Current Assets
Cash	1,351	957
Receivables	125	78
Prepaid expenses and deposits	172	141

Total Current Assets	1,648	1,176

Non Current Assets
Cash held for site remediation (note 13)	925	925
Property, plant and equipment (note 14)	6,644	6,757
Mineral rights (note 12)	43,790	43,790

Total Non Current Assets	51,359	51,472

Total Assets	53,007	52,648

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	2,182	2,090
Note payable (note 4)	900	-
Other current liability (note 16)	2,099	2,099
Advances from affiliates (note 4)	205	203

Total Current Liabilities	5,386	4,392

Non Current Liabilities
Accrued site remediation (note 15)	2,800	2,400
Note payable (note 4)	-	900
Advances from affiliates (note 4)	1,413	1,129
Deferred tax liability (note 17)	2,729	2,624

Total Non Current Liabilities	6,942	7,053

Total Liabilities	12,328	11,445

Commitments and Contingencies (notes 8 and 16)

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
24,359,344 and 22,931,764 issued and outstanding	2	2
Additional paid-in-capital	51,797	48,810
Less treasury stock at cost, 250 shares	(19)	(19)
Accumulated other comprehensive loss	(372)	(372)
Retained profit (deficit) during exploration stage	(1,175)	376
Retained (deficit) prior to exploration activities	(24,748)	(24,748)

Golden River Resources Stockholder’s Equity	25,485	24,049
Non Controlling Interests (note 11)	15,194	17,154

Total Equity	40,679	41,203

Total Liabilities and Equity	53,007	52,648

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
Three  Months Ended September 30, 2010 and 2009 and for the cumulative period
July 1, 2002 (inception of exploration activities) to September 30, 2010
(Unaudited)

	Three Months Ended September 30, 2010 CDN$000’s	Three Months Ended September 30, 2009 CDN$000’s	July 1, 2002 to September 30, 2010 CDN$000’s

Revenues	$-	$-	$-

Costs and expenses:

Stock based compensation	-	33	2,760
Exploration expenditure	829	699	7,417
Depreciation and amortization	125	88	613
Interest expense, net	42	99	586
Legal, accounting and professional	236	120	1,972
Administration expenses	571	209	5,825

Total costs and expenses	1,803	1,248	19,173

(Loss) from operations	(1,803)	(1,248)	(19,173)

Foreign currency exchange (loss)	(126)	(5)	(243)
Adjustment to fair value on stepped acquisition	-	7,433	7,433
Gain on bargain purchase	-	10,305	10,305
Other income:
Profit from sale of equity investment	-	-	1,355
Interest– net, related entity– net, related entity	-	-	5
– Other	35	-	46

Profit/(loss) before income taxes and equity in profits/(losses) of unconsolidated entities	(1,894)	16,485	(272)

Provision for income taxes (note 17)	(105)	(2,715)	(2,729)

Profit/(loss) before equity in profits/(losses) of unconsolidated entities	(1,999)	13,770	(3,001)

Equity in profits/(losses) of unconsolidated entities	-	396	(26)

Net profit/(loss)	(1,999)	14,166	(3,027)

Net loss attributable to non-controlling interests	448	553	1,852

Net profit/(loss) attributable to Golden River Resources stockholders	(1,551)	14,719	(1,175)

Basic and diluted net profit/(loss) per common equivalent shares	$(0.06)	$1.06	$(0.23)

Weighted average number of common equivalent shares	24,158	13,938	5,186

The accompanying notes are integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Three Months Ended September 30, 2010 and 2009 and for the cumulative period
July 1, 2002 (inception of exploration activities) to September 30, 2010
(Unaudited)

	Three Months Ended September 30, 2010 CDN$000’s	Three Months Ended September 30, 2009 CDN$000’s	July 1, 2002 to September 30, 2010 CDN$000’s
CASH FLOW FROM OPERATING ACTIVITIES

Net profit/(loss)	(1,999)	14,166	(3,027)

Adjustments to reconcile net profit (loss) to net cash provided by (used) in operating activities
Foreign currency exchange (gain)/ loss	126	5	243
Depreciation /amortization of property, plant and equipment	125	88	613
Stock based compensation	-	33	2,760
Site remediation	400	1,000	400
Provision for deferred income tax	105	2,715	2,729
Equity in profits(losses) of unconsolidated entities	-	(396)	26
Adjustment to fair value on stepped acquisition	-	(7,433)	(7,433)
Gain on bargain purchase of controlled entities	-	(10,305)	(10,305)
Profit from sale of equity investment	-	-	(1,355)
Accrued interest added to principal	-	-	320
Net change (net of acquisition) in:
Receivables	(47)	(2)	(124)
Staking deposit	-	-	22
Prepaid expenses and deposits	(27)	(82)	(168)
Accounts payable and accrued expenses	1,726	437	2,330

Net Cash Provided by (Used in) Operating Activities	409	226	(12,969)

CASH FLOW FROM INVESTING ACTIVITIES

Investment in Consolidated Entity	(1,477)	(3,585)	(10,062)
Proceeds of sale of equity investment	-	-	1,963
Purchase of plant and equipment	(13)	-	(193)

Net Cash (Used) in Investing Activities	(1,490)	(3,585)	(8,292)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	-	-	6,344
Repayments to affiliates	-	(650)	(3,166)
Proceeds from issuance of stock	1,475	5,568	12,239
Repayment of borrowings	-	(99)	(139)
Sale of warrants (net)	-	-	4,749
Re-purchase of warrants	-	(579)	(579)
Proceeds from loan payable	-	-	3,261

Net Cash Provided by Financing Activities	1,475	4,240	22,914

Effects of Exchange Rate on Cash	-	-	(97)

Net Increase in Cash	394	881	1,351
Cash at Beginning of Period	957	19	-

Cash at End of Period	1,351	900	1,351
Supplemental Disclosures
Interest Paid	42	99	521

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt	-	-	593
Stock issued for acquisition of properties	-		627

The accompanying notes are integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
September 30, 2010
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2010
(Unaudited)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Balance June 30, 2002	635	-	$(19)	$24,061	-	$(24,748)	-	$(461)	-	$(1,167)

Net loss	-	-	-	-	$(639)	-	-	-	-	(639)

Balance June 30, 2003	635	-	$(19)	$24,061	$(639)	$(24,748)	-	$(461)	-	$(1,806)

Issuance of 175,398 shares and warrants in lieu of debt repayment	175	-	-	$2,331	-	-	-	-	-	$2,331

Sale of 167,000 shares and warrants	167	-	-	$2,221	-	-	-	-	-	$2,221

Issuance of 694,306 shares on cashless exercise of options	694	-	-	-	-	-	-	-	-	$0

Net unrealized (loss) on foreign exchange	-	-	-	-	-	-	-	$(317)	-	$(317)

Net (loss)	-	-	-	-	$(1,616)	-	-	-	-	$(1,616)

Balance June 30, 2004	1,671	-	$(19)	$28,613	$(2,255)	$(24,748)	-	$(778)	-	$813

Issuance of 140,000 options under 2004 stock option plan	-	-	-	$1,646	-	-	$(1,646)	-	-	$0

Amortization of 140,000 options under 2004 stock option plan	-	-	-	-	-	-	$1,095	-	-	$1,095

Net unrealized (loss) on foreign exchange	-	-	-	-	-	-	-	$(17)	-	$(17)

Net/(loss)	-	-	-	-	$(3,156)	-	-	-	-	$(3,156)

Balance June 30, 2005	1,671	-	$(19)	$30,259	$(5,411)	$(24,748)	$(551)	$(795)	-	$(1,265)

To eliminate deferred compensation against Additional Paid-In Capital	-	-	-	$(551)	-	-	$551	-	-	$0

Issuance of 1,000,000 shares and 2,000,000 options in lieu of debt repayment	1,000	-	-	$3,321	-	-	-	-	-	$3,321

Capital gain on shares and options issued in lieu of debt repayment	-	-	-	$(1,610)	-	-	-	-	-	$(1,610)

Sale of 2,000,000 normal warrants	-	-	-	$827	-	-	-	-	-	$827

Sale of 1,000,000 special warrants	-	-	-	$887	-	-	-	-	-	$887

Amortization of 140,000 options under 2004 stock option plan	-	-	-	532	-	-	-	-	-	532

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$369	-	$369

Net (loss)	-	-	-	-	$(1,588)	-	-	-	-	$(1,588)

Balance June 30, 2006	2,671	-	$(19)	$33,665	$(6,999)	$(24,748)	$-	$(426)	-	$1,473

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
September 30, 2010
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2010
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total

	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	-	$(3)

Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	-	$19

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	-	$510

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$48	-	$48

Net (loss)	-	-	-	-	$(1,965)	-	-	-	-	$(1,965)

Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,964)	$(24,748)	$-	$(378)	-	$82

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	-	333

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$27	-	$27

Net (loss)	-	-	-	-	$(1,073)	-	-	-	-	$(1,073)

Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(10,037)	$(24,748)	$-	$(351)	-	$(631)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	-	173

Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	-	682

Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	$(43)	-	$(43)

Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	-	588

Net (loss)	-	-	-	-	$(1,252)	-	-	-	-	$(1,252)

Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,289)	$(24,748)	$-	$(394)	-	$(483)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$39	-	-	-	-		$39

Sale of 9,960,351 shares	9,960	$1	-	$10,763	-	-	-	-	-	$10,764

Issuance of 300,000 shares as part purchase price of mining properties	300	-	-	$627	-	-	-	-	-	$627

Re-purchase of warrants	-	-	-	$(579)	-	-	-	-	-	$(579)

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$22	-	$22

Net profit	-	-	-	-	$10,261	-	-	-	-	$10,261

Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,994	-	-	-	-	$(1,994)	-

Fair value of non-controlling interest	-	-	-	-	-	-	-	-	$20,552	$20,552

Net loss attributable to non-controlling interests	-	-	-	-	$1,404	-	-	-	$(1,404)	-

Balance June 30, 2010	22,931	$2	$(19)	$48,810	$376	$(24,748)	$-	$(372)	$17,154	$41,203

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2010
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2010
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compensation	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Issue of 1,427,580 shares	1,428	-	-	$1,475						$1,475

Net (loss)	-	-	-	-	$(1,999)	-	-	-	-	$(1.999)

Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	-	$(1,512)	-

Net loss attributable to non-controlling interests	-	-	-	-	$448	-	-	-	$(448)	-

Balance September 30, 2010	24,359	$2	$(19)	$51,797	$(1,175)	$(24,748)	$-	$(372)	$15,194	$40,679

The accompanying notes are integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

(1)           Organisation

Golden River Resources Corporation (“Golden River Resources” or the “Company”), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with the President of Golden River Resources and his spouse. These companies owned 96.7% of Golden River Resources as of September 30, 2010.

During fiscal 1998, Golden River Resources incorporated a wholly owned subsidiary, Baynex.com Pty Ltd, under the laws of Australia. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd under the laws of Australia. In April 2008, the Company deregistered inactive subsidiaries Baynex.com Pty Ltd and Bay Resources (Asia) Pty Ltd. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada.

Golden River Resources, as part of its business strategy, is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction giving Golden River Resources a 68.67% holding of Acadian. Golden River Resources currently holds 387,345,200 common shares in Acadian for a 71.53% interest.

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Golden River Resources, Acadian and its other subsidiaries (collectively “the Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Golden River Resources is an exploration stage company which has not yet commenced revenue producing operations and has incurred losses since its inception. The Company has historically relied on loans and advances from corporations affiliated with its President and fund raising through the sale of equity instruments. The Company’s ability to continue operations through fiscal 2011 is dependent upon loans from affiliates, future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)           Restatement of Financial Statements

The financial statements for the three month period ended September 30, 2009 have been restated to revise the fair value amounts related to the assets and liabilities of Acadian.

During the fourth quarter of fiscal 2010, the Company completed the accounting for the acquisition of Acadian and as a result, adjustments were made to the preliminary fair value accounting at the date of acquisition. The following table discloses the preliminary fair value estimates and the final fair value amounts of the assets and liabilities of Acadian at acquisition date.

The aggregate effect of these changes to the fair value of the assets acquired and liabilities assumed represents a material retrospective adjustment to provisional amounts previously recorded by the Company which were reflected in the September 30, 2009 interim financial statements filed by the Company.

	Preliminary Fair Value Amounts CDN$000’s	Final Fair Value Amounts CDN$000’s
Cash and cash equivalents	1,414	1,414
Receivables	45	45
Property, plant & equipment (net)	10,033	7,089
Prepayments	71	71
Investment in Royal Roads Corp	855	855
Cash held for remediation	925	925
Mineral rights (i)	86,798	43,790

Fair value of assets	100,141	54,189

Accounts payable & accrued expenses	(3,807)	(3,152)
Other current liability	(4,723)	(2,099)
Equipment loans payable	(371)	(371)
Advance from Royal Roads Corp	(2,654)	(2,654)
Accrued site remediation	(1,400)	(2,400)

Fair value of liabilities	(12,955)	(10,676)

Net assets acquired	87,146	43,513
less: Cash consideration of additional 32.875%	(4,000)	(4,000)
less: Fair value of previously held equity interest	(17,430)	(8,655)
less: Fair value of non-controlling interest	(41,130)	(20,553)

Bargain purchase gain	24,626	10,305

(i)
At the date of acquisition, management estimated the provisional fair value of the mineral rights using known information at the time. Subsequently, the Company retained an investment banking firm to provide a formal valuation which has been used in the final fair value calculations.

The effect (net of tax) of the retrospective adjustment to the provisional amounts previously recorded was a decrease in the amounts related to the gain on bargain purchase and the adjustment to fair value on stepped acquisition in the aggregate amount of CDN$13,067,000 to the amounts that had been previously reported for the three months ended September 30, 2009.

(3)           Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have any impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-13, Share Based Payment Awards Denominated in Certain Currencies. The ASU guidance issued to amend ASC 718, Compensation – Stock Compensation to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. This amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-13 did not have a material impact on our financial position, results of operations or cash flows.

(4)           Affiliate Transactions

Golden River Resources advances to and receives advances from various affiliates.  All advances between consolidated affiliates are eliminated on consolidation.

The Company has entered into an agreement  with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management. The Company is one of ten affiliated companies to which AXIS provides services. Each of the companies  has some common Directors, officers and shareholders. AXIS is owned by these companies (including Golden River Resources which holds a 9.09% interest at a cost of A$1 and which is accounted for under the cost method) and any profits generated by AXIS are returned to its shareholders in the form of dividends.

During the three months ended September 30, 2010 and 2009, AXIS advanced the Company CDN$222,996 and CDN$127,401 respectively and provided services in accordance with the service agreement of CDN$61,413 and CDN$29,189 respectively. The amounts owed to AXIS at September 30, 2010 and 2009 were CDN$1,413,178 and CDN$684,235 respectively and are reflected in non-current liabilities – advances from affiliates. During the three months ended September 30, 2010 and 2009 AXIS did not charge interest. AXIS is affiliated through common management and ownership.

In order to settle the first tranche of the acquisition of Acadian, Wilzed Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of the Company advanced CDN$582,790 (A$650,000) to the Company. The Company repaid the advance on July 24, 2009. Wilzed did not charge interest on the advance.

In September, 2009, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. Pursuant to the subscription agreement, the Company (i) issued 5,056,671 shares of common stock at an issue price of US$1.00 per share raising CDN$5,582,790 during September 2009, (ii) on March 31, 2010, the Company issued 4,903,680 shares of common stock at a purchase price of US$1.00 per share for aggregate proceeds of CDN$5,181,196, and (iii) on July 14, 2010, the Company issued 1,427,580 shares at an issue price of US$1.00 per share, raising CDN$1,475,261. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is associated owned approximately 43.67% of the outstanding common stock of NCRC. NCRC currently holds approximately 92.02% of the outstanding common stock of the Company. The amount owed to NCRC at September 30, 2010 under current liabilities – advances from affiliates was CDN$205,211.

During the period ended September 30, 2009 Acadian shared office facilities with Royal Roads Corp and Buchans River Ltd (non-consolidated entities of Acadian) and Acadian charges common costs to these companies. The amount was offset against interest owing to Royal Roads on intercompany advances. The amount owing to Royal Roads Corp was repaid by Acadian in November 2009 on behalf of ScoZinc Ltd, a 100% owned subsidiary of Acadian. Royal Roads Corp.

In July 2009, Acadian acquired the remaining 50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due July 2010 and a 1% net smelter royalty payable to Mr. Will Felderhof, the former President and CEO of Acadian, and members of his family. On July 8, 2010, the Company extended the terms of the CDN$1.0 million note for a further 12 months and paid a CDN$100,000 principal payment. Amounts due are reflected in current liabilities – note payable at September 30, 2010.

(5)           Stockholders Equity

On September 2, 2010, the Board of Directors of the Company and the holder of a majority of the outstanding shares of Common Stock approved a 1-for-10 reverse stock split of the Common Stock and approved the mailing of an Information Statement to stockholders in relation to the reverse stock split, which became effective on November 1, 2010. The Company has accounted for this reverse stock split and accordingly, all share and per share data has been retroactively restated.

(6)           Issue of Options under Stock Option Plan

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

The Company has accounted for all options issued based upon their fair market value using either the Black Scholes or Binomial option pricing method. Prior to 2006, the Company used the Black Scholes option pricing method to determine the fair market value of options issued. In 2006, the Company changed from using the Black Scholes option pricing method to the Binomial option pricing model. The Binomial option pricing model breaks down the time to expiration into a number of steps or intervals and can therefore be used to value American style options, taking into account the possibility of early exercise and reflect changing inputs over time. The options issued in 2006 have three vesting periods and therefore the Company believed the Binomial option pricing model is a more accurate measure of the fair value of the options.

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 140,000 options to acquire shares of common stock in the Company, at an exercise price of US$10.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. All such options were vested by July 2006. The exercise price of US$10.00 was derived from the issue price of common stock from the placement of shares on September 30, 2004 and is considered by the Company’s Directors to be the fair value of the common stock.  The options expire on October 15, 2014. Outstanding options under the Plan that are forfeited or cancelled will be available for future grants.

The Company calculated the fair value of the 140,000 options using the Black Scholes valuation method using a fair value share price of US$10.00, strike price of US$10.00, maturity period of 5 years 7 ½ months, risk free interest rate of 5.15% and volatility of 20%.  This equates to a value of US$3.185 per option. The total value of the options equates to CDN$1,645,780 (US$1,352,820) and such amount was amortized over the vesting period. At September 30, 2010, the options were fully vested.

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

Since the issue of the options in 2004, 60,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at September 30, 2010 are as follows:

	Outstanding	Exercisable
Number of options	80,000	80,000

Exercise price	US$10.00	US$10.00

Expiration date	October 15, 2014	October 15, 2014

On October 19, 2006, the Directors of the Company agreed to offer a further 465,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US$3.084, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 (“T1”), 1/3 on October 19, 2008 (“T2”) and 1/3 on October 19, 2009 (“T3”).

The Company, through an unrelated third party consultant, has calculated the fair value of the 465,000 options using the Binomial option pricing model using a fair value share price of US$3.00, exercise price of US$3.084, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to CDN$1,207,860 (US$1,060,200) and such amount was amortised over the vesting period. At September 30, 2010, the options were fully vested.

A summary of the options outstanding and exercisable at September 30, 2010 are as follows:

	Outstanding	Exercisable
Number of options	405,000	405,000

Exercise price	US$3.08	US$3.08

Expiration date	October 19, 2016	October 19, 2016

(7)           Profit/(Loss) per share

Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period. In prior periods the Company had on issue 1,000,000 special warrants which are exercisable at any time until expiration and for no consideration. On July 1, 2009 the Company re-purchased the warrants and immediately cancelled the options.

Profit/(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, “Earnings per Share”.

The following table reconciles the weighted average shares outstanding used for the computation:

	Three months ended September 30
Weighted average shares	2010 ‘000s	2009 ‘000s

Outstanding - basic	24,142	13,938
- Warrants	-	-

Weighted average shares outstanding	24,142	13,938

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Three months ended September 30
Diluted weighted average shares	2010 ‘000s	2009 ‘000s

Basic	24,158	13,938
Effect of employee stock based awards	-	-

Diluted weighted average shares outstanding	24,158	13,938

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(8)           Commitments

The Company is committed to minimum annual lease payments of CDN$103,607 on its office premises until October 2013. Effective September 1, 2010 the Company has sublet this office premises.

The Company has an obligation to spend CDN$2,381,000 on its exploration properties during fiscal 2011 to maintain its properties.

Total rent expense incurred by the Company amounted to CDN$27,811 for the three months ending September 30, 2010 and CDN$28,000 for the three months ending September 30, 2009.

(9)           Fair Value Of Financial Instruments

The Company’s financial instruments consist of cash, receivables, prepaid expenses and deposits, accounts payable and accrued expenses, note payable and advances from affiliates. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of those instruments. The fair values of advances from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

(10)           Reclassifications

Certain amounts in the 2009 financial statements are reclassified to conform to the 2010 presentation with no effect on operations.

(11)           Investments/Subsidiaries

At June 30, 2010, the Company’s holding in Acadian was 68.67%. During the three months ended September 30, 2010, the Company purchased an additional 49,233,866 shares, increasing its holding in Acadian to 71.53% at September 30, 2010. The cost to the Company was CDN$1,477,000.

The amount of revenue of Acadian for the three months ended September 30, 2010 included in the Consolidated Statement of Operations for the reporting period is CDN$nil and the amount of loss is CDN$1,599,000.

(12)           Mineral Rights

The fair-value of the mineral rights acquired in the acquisition of Acadian was based upon a valuation report prepared by an investment banking firm with substantial experience in merger and acquisition transactions including provision of fairness opinions and valuations.  Accordingly, the Company has attributed a fair value of CDN$43,790,000 to mineral rights.

(13)           Cash held for Site Remediation

Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and/or mining operations at the sites. Currently the Company has CDN$925,000 on deposit with the relevant authorities in Canada to cover the cost of this remediation work.

(14)           Property, Plant and Equipment

Property, plant and equipment is stated at cost.  The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.   Additions, major renewals and replacements that increase the property's useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income (loss).

	Cost CDN$	Accumulated Depreciation CDN$	Net CDN$
Office
Building	260,119	9,335	250,784
Automotive equipment	63,015	23,030	39,985
Office fixtures and computer equipment	270,536	64,591	205,945
Land	405,617	-	405,617
	999,287	96,956	902,331

	Cost CDN$	Accumulated Depreciation CDN$	Net CDN$
Mine Site
Land	566,950	-	566,950
Building	1,842,204	180,184	1,662,020
Automotive equipment	212,684	47,677	165,007
Equipment	3,636,602	287,939	3,348,663
	6,258,440	515,800	5,742,640
Other	6,589	6,589	-
Balance September 30, 2010	7,264,316	619,345	6,644,971

The depreciation expense for the three months ended September 30, 2010 amounted to CDN$124,461.

(15)           Accrued Site Remediation

Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and/or mining operations at the sites. The estimated cost of this remediation work is CDN$2,800,000.

(16)           Other Current Liability

ScoZinc (a subsidiary of Acadian) entered into lease agreements for heavy equipment with Komatsu Finance ("Komatsu") which transferred substantially all the benefits and risks of ownership to ScoZinc. ScoZinc's obligations under the leases were guaranteed by the Company.

ScoZinc suspended payments under the lease obligations to Komatsu in December 2008 prior to seeking protection under the Companies' Creditor Arrangement Act. In April 2009 ScoZinc returned the leased fleet to Komatsu once the slope rehabilitation project was completed.

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

The Company’s net deferred taxes at September 30, 2010 is summarized as follows:

CDN$000s
Deferred tax assets
Net operating loss carry-forward	1,890
Exploration expenditure	734
2,624
Less valuation allowance	(2,624)

Deferred tax liability
Investment in subsidiary	(2,729)
Net deferred taxes	(2,729)

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$5,400,000 at September 30, 2010 and expire in years 2022 through 2029. Net operating loss carryforwards in Canada do not have a definite expiration date.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

3 months ended September 30, 2009 CDN$1.00 = US$0.91035
3 months ended September 30, 2010 CDN$1.00 = US$0.97190
3 months ended September 30, 2009 CDN$1.00 = A$1.09450
3 months ended September 30, 2010 CDN$1.00 = A$1.00210

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company’s fiscal 2010 revenue and expenses were primarily denominated in Canadian dollars (CDN$). ASC Topic 830 “Foreign Currency Matters” states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

RESULTS OF OPERATION

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009.

The financial statements for the three month period ended September 30, 2009 have been restated to revise the fair value amounts related to the assets and liabilities of Acadian.

During the fourth quarter of fiscal 2010, the Company completed the accounting for the acquisition of Acadian and as a result, adjustments were made to the preliminary fair value accounting at the date of acquisition. The following table discloses the preliminary fair value estimates and the final fair value amounts of the assets and liabilities of Acadian at acquisition date.

The aggregate effect of these changes to the fair value of the assets acquired and liabilities assumed represents a material retrospective adjustment to provisional amounts previously recorded by the Company which were reflected in the September 30, 2009 interim financial statements filed by the Company.

	Preliminary Fair Value Amounts CDN$000’s	Final Fair Value Amounts CDN$000’s
Cash and cash equivalents	1,414	1,414
Receivables	45	45
Property, plant & equipment (net)	10,033	7,089
Prepayments	71	71
Investment in Royal Roads Corp	855	855
Cash held for remediation	925	925
Mineral rights (i)	86,798	43,790

Fair value of assets	100,141	54,189

Accounts payable & accrued expenses	(3,807)	(3,152)
Other current liability	(4,723)	(2,099)
Equipment loans payable	(371)	(371)
Advance from Royal Roads Corp	(2,654)	(2,654)
Accrued site remediation	(1,400)	(2,400)

Fair value of liabilities	(12,955)	(10,676)

Net assets acquired	87,146	43,513
less: Cash consideration of additional 32.875%	(4,000)	(4,000)
less: Fair value of previously held equity interest	(17,430)	(8,655)
less: Fair value of non-controlling interest	(41,130)	(20,553)

Bargain purchase gain	24,626	10,305

(i)
At the date of acquisition, management estimated the provisional fair value of the mineral rights using known information at the time. Subsequently, the Company retained an investment banking firm to provide a formal valuation which has been used in the final fair value calculations.

The effect (net of tax) of the retrospective adjustment to the provisional amounts previously recorded was a decrease in the amounts related to the gain on bargain purchase and the adjustment to fair value on stepped acquisition in the aggregate amount of CDN$13,067,000 to the amounts that had been previously reported for the three months ended September 30, 2009.

Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches, giving Golden River Resources holds 71.53% interest in Acadian.

The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Upon completion of closing of the initial tranche, the Company was entitled to nominate one member to the board of directors of Acadian and nominated Mr Menachem Vorchheimer. The Company held a 19.89% interest in Acadian at June 30, 2009.

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

 Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.765%. During the three months ended September 30, 2010 the Company purchased an additional 49,233,866 shares increasing its holding in Acadian to 71.53% at September 30, 2010.

As a result of the acquisition of Acadian, commencing at the end of March 2009, there is a lack of comparability between the Company’s results for the three months ended September 30, 2009 (as the results of Acadian were only consolidated for two months) and the three months ended September 30, 2010.

Costs and expenses increased from CDN$1,248,000 in the three months ended September 31, 2009 to CDN$1,803,000 in the three months ended September 31, 2010.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from CDN$120,000 for the three months ended September 30, 2009 to CDN$236,000 for the three months ended September 30, 2010, primarily as a result of costs associated with  the Company’s SEC compliance obligations and costs of audit work following the acquisition of Acadian. Included within legal, accounting and professional expense for the three months ended September 30, 2010 is CDN$68,000 for Acadian which relates to general legal work, audit and stock transfer costs compared to CDN$35,000 for the three months ended September 30, 2009.

b)
an increase in administration expenses including salaries from CDN$209,000 in the three months ended September 30, 2009 to CDN$571,000, in the three months ended September 30, 2010. Included within administration expenses for the three months ended September 30, 2009 is CDN$194,000 for Acadian which includes head office salaries, rent, office related costs and travel, compared to CDN$535,000 for the three months ended September 30, 2010.

c)
an increase in the exploration expenditure expense from CDN$699,000 for the three months ended September 30, 2009 to CDN$829,000 for the three months ended September 30, 2010. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the three months ended September 30, 2009 or 2010 by the Company on the Slave and Committee Bay properties. Included within exploration expenditure expense for the three months ended September 30, 2010 is CDN$668,000 for work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance.

d)
a decrease in stock based compensation from CDN$33,000 for the three months ended September 30, 2009 to CDN$nil for the three months ended September 30, 2010 as the options became fully vested in a prior period.

e)
an increase in depreciation and amortization expense from CDN$88,000 for the three months ended September 30, 2009 to CDN$125,000 for the three months ended September 30, 2010. The depreciation and amortization expense relates to the activities of Acadian which is amortizing the mine and mill (which is on care and maintenance), and equipment.

f)
a decrease in interest expense, net from CDN$99,000 for the three months ended September 30, 2009 to CDN$42,000 for the three months ended September 30, 2010. The interest expense relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place.

As a result of the foregoing, the loss from operations increased from CDN$1,248,000 for the three months ended September 30, 2009, to CDN$1,803,000 for the three months ended September 30, 2010.

The Company recorded a foreign currency exchange loss of CDN$126,000 for the three months ended September 30, 2010 compared to a foreign currency exchange loss of CDN$5,000 for the three months ended September 30, 2009, primarily due to revaluation of advances from affiliates.

The Company obtained control of Acadian in July, 2009 and since that date the Company has consolidated the results of Acadian. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquired at acquisition date and the carrying value of its investment in an unconsolidated entity (Acadian) at acquisition date. For the three months ended September 30, 2009, the Company recorded an adjustment to fair value on stepped acquisition of CDN$7,433,000. There was no comparable adjustment in the three months ended September 30, 2010.

The Company has recorded a gain on bargain purchase of CDN$10,305,000 which is disclosed separately on the consolidated statement of operations for the three months ended September 30, 2009. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid, subsequent to acquiring a majority interest in Acadian.

An increase in interest income from CDN$nil for the three months ended September 30, 2009 to CDN$35,000 for the three months ended September 30, 2010.

The net loss before income taxes and equity in profits/(losses) of non-consolidated entities for the three months ended September 30, 2010 was CDN$(1,894,000) compared to a profit of CDN$16,485,000 for the three months ended September 30, 2009.

The Company has recorded a provision for income tax  of CDN$105,000 for the three months ended September 30, 2010 compared to a provision for tax of CDN$2,715,000 for the three months ended September 30, 2009, as a result of the acquisition of majority interest in Acadian.

The share of loss in non-consolidated entities for the three months ended September 30, 2009 amounted to CDN$386,000 for which there was no comparable amount in 2010. As noted above, the Company held a 19.89% interest in Acadian at June 30, 2009 which increased to 52.764% at July 31, 2009. The Company accounted for its 19.89% interest in Acadian for the month of July 2009 using the equity method of accounting and its share of the loss for the July 2009 was CDN$482,000. Further, the Company via Acadian, held a 29.18% interest in Royal Roads Corp which is also accounted for using the equity method of accounting and its share of the profit of the non-consolidated entities for the three months ended September 31, 2009 was CDN$92,000 (2009: $nil). Acadian sold its interest in Royal Roads in April 2010.

The net loss was CDN$1,999,000 for the three months ended September 30, 2010 compared to a profit of CDN$14,166,000 for the three months ended September 30, 2009.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$448,000 for the three months ended September 30, 2010 compared to CDN$553,000 for the three months ended September 30, 2009.

The net loss attributable to Golden River Resources stockholders amounted to CDN$1,551,000 for the three months ended September 30, 2010 compared to CDN$14,719,000 profit for the three months ended September 30, 2009.

Liquidity and Capital Resources

For the three months ended September 30, 2010, net cash provided by operating activities was CDN$409,000 primarily consisting of the net loss of CDN$1,999,000; site remediation CDN$400,000; an increase in accounts payable and accrued expenses of CDN$1,726,000; net cash used in investing activities of CDN$1,490,000 being primarily the net cost of the additional investment in Acadian; and net cash provided by financing activities of approximately CDN$1,475,000 being funds from the sale of common stock.

In July 2010, the Company raised, in a private placement transaction with Northern Capital Resources Corp (“NCRC”), CDN$1,475,261 through the issue of 1,427,580 shares of common stock at an issue price of US$1.00 per share.

As of September 30, 2010, the Company had short-term obligations of CDN$5,386,000 comprising accounts payable and accrued expenses, lease liabilities and a note payable.

We have CDN$1,351,000 in cash at September 30, 2010.

Since fiscal 2004, we have undertaken field exploration programs on our Committee Bay and Slave properties. In relation to the Committee Bay properties, this was more than the minimum required expenditure and as a result, we have not had a legal obligation to undertake further exploration on these properties. However, our properties are prospective for gold and other minerals and commencing in fiscal 2011, we will be required to undertake field exploration programs on both the Slave and Committee Bay properties in order to maintain the leases. The Company will be required to make payments of approximately CDN$234,000 prior to the end of 2010 and incur expenditure or make payments in lieu of expenditure of CDN$397,000 prior to the end of 2011. Further, Acadian has an obligation to spend amounts on its mineral properties in order to maintain the leases and is required to spend CDN$1,400,000 on gold exploration properties and CDN$350,000 on base metal exploration properties during fiscal 2011. Our budget for general and administration costs for fiscal 2011 is CDN$500,000 and Acadian’s budget for the general and administration costs for fiscal 2011 is CDN$1,300,000. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q’s forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the “Act”) which become law in December 1995.  In order to obtain the benefits of the “safe harbor” provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company’s actual results and are in the future likely to affect the Company’s actual results and cause them to differ materially from those expressed in any such forward looking statements.  This Form 10-Q report contains forward looking statements relating to future financial results.  Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, movements in the foreign exchange rate and the availability of additional financing for the Company. Investors are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Additional information which could affect the Company’s financial results is included in the Company’s Form 10-K on file with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2010, the Company had no outstanding loan facilities.

The Company reports in CDN$ and holds cash in Australian dollars. At September 30, 2010, this amounted to A$752. A change in the exchange rate between the A$ and the CDN$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the CDN$ exchange rate will have a CDN$7 effect on the consolidated balance sheet and income statement of operations.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

We have evaluated the design and operations of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission.  This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this report on Form 10-Q.  The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)
We believe that because of its inherent limitations, internal control over financial reporting may not always prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

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

Dated: November 12, 2010

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