Form 10-Q/A
period 2009-09-30
GOLDEN RIVER RESOURCES CORP.
filed 2011-02-11
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
———————
(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 17,728,084 outstanding shares of Common Stock as of November 15, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐	Yes	☐	No

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A (“the Amendment”) amends Golden River Resources Corporation (the “Company”) quarterly report on Form 10-Q for the quarterly period ended September 30, 2009 as filed on November 16, 2009 (the “Form 10-Q”). The Company has filed this Amendment to restate previously issued financial statements and the accompanying notes as of and for the period ended September 30, 2009 contained in Item 1. Financial Statements. The Amendment restates the accounting for the acquisition of Acadian Mining Corporation (“Acadian”). During the fourth quarter of fiscal 2010, the Company completed the accounting for the acquisition of Acadian and as a result, adjustments were made to the preliminary fair value of accounting at the date of acquisition. In addition, during the first quarter of fiscal 2011, the Board of Directors of the Company and the holder of a majority of the outstanding shares of Common Stock approved a 1-for-10 reverse stock split. The Company has accounted for this reverse stock split in this amended filing and accordingly, all share and per share data has been retroactively restated.

The amendment includes corresponding numerical and/or textual changes in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk, and Item 4. Controls and Procedures. The Amendment includes new certifications by our Chairman of the Board, President and Chief Executive Officer and Director, Secretary and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2, and Certification Pursuant to 18 U.S.C. Section 1350 as exhibits 32.1 and 32.2.

Except as expressly set forth above, the  Amendment No.1 does not amend, update  or restate  any other information or disclosures to reflect developments since the original date of filing of the quarterly report on Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original quarterly report on Form 10-Q.

The filing of this amendment shall not be deemed an admission that the original Form 10-Q, when originally filed, included any untrue statement of material fact or knowingly omitted to state a material fact necessary to make statement therein not misleading.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Golden River Resources Corporation (“Golden River Resources” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

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

Foreign Currency Translation

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company’s fiscal 2010 revenue and expenses will be primarily denominated in Canadian dollars (CDN$). ASC Topic 830 “Foreign Currency Matters” states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	September 30, 2009	June 30, 2009
	CDN$000’s (As restated)	CDN$000’s
	(Unaudited)
ASSETS

Current Assets
Cash	900	19
Receivables	9	7
Inventories	17	-
Prepaid expenses and deposits	65	-

Total Current Assets	991	26

Non Current Assets
Cash held for site remediation (note 11)	925	-
Property, plant and equipment (note 12)	7,001	-
Investment in non-consolidated entity (note 13)	769	745
Mineral rights (note 10)	43,790	-

Total Non Current Assets	52,485	745

Total Assets	53,476	771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	3,119	116
Lease liability	2,099	-
Advances from affiliates (note 3)	3,847	1,138

Total Current Liabilities	9,065	1,254

Non Current Liabilities

Accrued site remediation (note 14)	2,400	-
Deferred tax liability (note 15)	2,715	-

Total Non Current Liabilities	5,115	-

Total Liabilities	14,180	1,254

Commitments (Note 9)

Stockholders’ Equity (Deficit):
Common Stock: $.0001 par value
20,000,000 shares authorized,
17,728,084 and 12,671,413 issued and outstanding	2	1
Additional paid-in-capital	41,842	35,966
Less treasury stock at cost, 250 shares	(19)	(19)
Accumulated other comprehensive (loss)	(355)	(394)
Retained profit(deficit) during exploration stage	3,430	(11,289)
Retained (deficit) prior to exploration stage	(24,748)	(24,748)

Golden River Resources Stockholders’ Equity (deficit)	20,152	(483)
Non-controlling interests (note 10)	19,144	-

Total Equity (Deficit)	39,296	(483)

Total Liabilities and Equity	53,476	771

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
Three Months Ended September 30, 2009 and 2008 and for the cumulative period
July 1, 2002 (inception of exploration activities) to September 30, 2009
(Unaudited)

	Three Months Ended Sep 30, 2009 (As restated) CDN$000’s	Three Months Ended Sep 30, 2008 CDN$000’s	July 1, 2002 to Sep 30, 2009 (As restated) CDN$000’s

Revenues	$-	$-	$-

Costs and expenses:

Stock based compensation	33	80	2,754
Exploration expenditure	700	39	4,011
Depreciation and amortization	88	-	88
Interest expense, net	99	-	496
Legal, accounting and professional	119	37	1,188
Administration expenses	209	25	3,596
Total costs and expenses	(1,248)	(181)	(12,133)

(Loss) from operations	(1,248)	(181)	(12,133)

Foreign currency exchange gain (loss)	(5)	(7)	(164)
Adjustment to fair value on stepped acquisition (note 10)	7,433	-	7,433
Gain on bargain purchase (note 10)	10,305	-	10,305
Other Income:
Interest – net, related entity	-	-	5
– other	-	-	10

Profit/(loss) before income taxes and equity in profits of unconsolidated entities	16,485	(188)	5,456
Provision for income taxes (note 15)	(2,715)	-	(2,715)

Profit/(loss) before equity in profit(losses) of unconsolidated entities	13,770	(188)	2,741
Equity in profits of unconsolidated entities	396	-	136

Net profit/(loss)	14,166	(188)	2,877
Net loss attributable to non-controlling interests	553	-	553
Net profit/(loss) attributable to Golden River Resources stockholders	14,719	(188)	3,430
Basic and diluted net profit/(loss) per common equivalent shares	$1.06	$(0.05)	$0.99
Weighted average number of common equivalent shares used in per share calculation	13,938	3,671	3,480

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Three Months Ended September 30, 2009 and 2008 and for the cumulative period
July 1, 2002 (inception of exploration activities) to September 30, 2009
(Unaudited)

	2009 (As restated) CDN$000’s	2008 CDN$000’s	July 1, 2002 to Sep 30, 2009 (As restated) CDN$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(loss)	14,166	(188)	2,877

Adjustments to reconcile net profit (loss) to net cash provided by(used) in operating activities
Foreign currency exchange loss	5	7	144
Depreciation /amortization of plant and equipment	88	-	114
Stock based compensation	33	80	2,754
Provision for deferred income tax	2,715	-	2,715
Equity in profits of non-consolidated entities	(396)	-	(136)
Adjustment to fair value on stepped acquisition	(7,433)	-	(7,433)
Bargain purchase of controlled entities	(10,305)	-	(10,305)
Accrued interest added to principal	-	-	173
Net change net of acquisition in:
Receivables	(2)	15	(8)
Staking deposit	-	-	22
Prepayments and deposits	(82)	-	(82)
Accounts payable and accrued expenses	792	110	911

Net cash provided by(used) in operating activities	(419)	24	(8,254)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash acquired	(3,585)	-	(3,585)
Purchase of plant and equipment	-	-	(25)

Net Cash (Used) in Investing Activities	(3,585)	-	(4,610)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	578	-	1,544
Repayments from affiliates	(583)	-	(583)
Proceeds from issuance of stock	5,568	-	5,568
Repayment of borrowings	(99)	-	(99)
Sale of warrants (net)	-	-	4,749
Re-purchase of warrants	(579)	-	(579)
Proceeds from loan payable	-	-	3,261

Net cash provided by financing activities	4,885	-	13,861

Effects of exchange rate on cash	-	(7)	(97)

Net Increase in cash	881	17	900

Cash at beginning of period	19	7	-

Cash at end of period	900	24	900
Supplemental disclosures
Interest paid	99	-	439

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt Acquisition of subsidiary ( note 10)	-	-	593

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2009
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2009
(Unaudited)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Balance June 30, 2002	635	-	$(19)	$24,061	-	$(24,748)	-	$(461)	-	$(1,167)

Net loss	-	-	-	-	$(639)	-	-	-	-	(639)

Balance June 30, 2003	635	-	$(19)	$24,061	$(639)	$(24,748)	-	$(461)	-	$(1,806)

Issuance of 175,398 shares and warrants in lieu of debt repayment	175	-	-	$2,331	-	-	-	-	-	$2,331

Sale of 167,000 shares and warrants	167	-	-	$2,221	-	-	-	-	-	$2,221

Issuance of 694,306 shares on cashless exercise of options	694	-	-	-	-	-	-	-	-	$0

Net unrealized (loss) on foreign exchange	-	-	-	-	-	-	-	$(317)	-	$(317)

Net (loss)	-	-	-	-	$(1,616)	-	-	-	-	$(1,616)

Balance June 30, 2004	1,671	-	$(19)	$28,613	$(2,255)	$(24,748)	-	$(778)	-	$813

Issuance of 140,000 options under 2004 stock option plan	-	-	-	$1,646	-	-	$(1,646)	-	-	$0

Amortization of 140,000 options under 2004 stock option plan	-	-	-	-	-	-	$1,095	-	-	$1,095

Net unrealized (loss) on foreign exchange	-	-	-	-	-	-	-	$(17)	-	$(17)

Net/(loss)	-	-	-	-	$(3,156)	-	-	-	-	$(3,156)

Balance June 30, 2005	1,671	-	$(19)	$30,259	$(5,411)	$(24,748)	$(551)	$(795)	-	$(1,265)

To eliminate deferred compensation against Additional Paid-In Capital	-	-	-	$(551)	-	-	$551	-	-	$0

Issuance of 1,000,000 shares and 2,000,000 options in lieu of debt repayment	1,000	-	-	$3,321	-	-	-	-	-	$3,321

Capital gain on shares and options issued in lieu of debt repayment	-	-	-	$(1,610)	-	-	-	-	-	$(1,610)

Sale of 2,000,000 normal warrants	-	-	-	$827	-	-	-	-	-	$827

Sale of 1,000,000 special warrants	-	-	-	$887	-	-	-	-	-	$887

Amortization of 140,000 options under 2004 stock option plan	-	-	-	$532	-	-	-	-	-	$532

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$369	-	$369

Net (loss)	-	-	-	-	$(1,588)	-	-	-	-	$(1,588)

Balance June 30, 2006	2,671	-	$(19)	$33,665	$(6,999)	$(24,748)	$-	$(426)	-	$1,473

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2009
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2009
(Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen -sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	-	$(3)

Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	-	$19

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	-	$510

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$48	-	$48

Net (loss)	-	-	-	-	$(1,965)	-	-	-	-	$(1,965)

Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,964)	$(24,748)	$-	$(378)	-	$82

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	-	333

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$27	-	$27

Net (loss)	-	-	-	-	$(1,073)	-	-	-	-	$(1,073)

Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(10,037)	$(24,748)	$-	$(351)	-	$(631)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	-	173

Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	-	682

Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	$(43)	-	$(43)

Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	-	588

Net (loss)	-	-	-	-	$(1,252)	-	-	-	-	$(1,252)

Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,289)	$(24,748)	$-	$(394)	-	$(483)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$33	-	-	-	-		$33

Sale of 5,056,071 shares	5,057	$1	-	$5,567	-	-	-	-	-	$5,568

Re-Purchase of warrants	-	-	-	$(579)	-	-	-	-	-	$(579)

Net unrealised gain on foreign exchange	-	-	-	-	-	-	-	$39	-	$39

Net profit	-	-	-	-	$14,166	-	-	-	-	$14,166

Adjustment for additional investment in consolidated subsidary	-	-	-	$855	-	-	-	-	$(855)	$0

Fair value of non-controlling interest	-	-	-	-	-	-	-	-	$20,552	$20,552

Net loss attributable to non-controlling interests	-	-	-	-	$553	-	-	-	$(553)	$0

Balance September 30, 2009 (restated)	17,7258	$2	$(19)	$41,842	$3,430	$(24,748)	-	$(355)	$19,144	$39,296

The accompanying notes are an integral part of the consolidated financial statements.

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

During fiscal 1998, Golden River Resources incorporated a further subsidiary, Baynex.com Pty Ltd, under the laws of Australia. Baynex.com Pty Ltd has not traded since incorporation. On August 21, 2000, Golden River Resources incorporated a new wholly owned subsidiary, Bay Resources (Asia) Pty Ltd, a corporation incorporated under the laws of Australia. In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada. On March 8, 2006, shareholders approved the change of the Company’s name to Golden River Resources.

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

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company’s fiscal 2010 revenue and expenses will be primarily denominated in Canadian dollars (CDN$). ASC Topic 830 “Foreign Currency Matters” states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

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

The Company’s financial instruments consist primarily of cash, receivables, payables, advances from and payables to affiliates. The Company believes that the fair values of the Company’s financial instruments approximate the carrying values, unless otherwise stated.

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

The Company follows the FASB ASC topic 260 “Earnings per Share” provisions which require the reporting of both basic and diluted earnings (loss) per share. Basic profit/(loss) per share is computed by dividing net profit/(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted profit/(net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects on net profit/(loss) per share are excluded.

(vi)	Impairment of Long-Lived Assets

In accordance with FASB ASC topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication exists, the recoverable amount of the asset, being the higher of the asset’s fair value less costs to sell, is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed to the statement of consolidated operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.

(3)   Affiliate Transactions

Golden River Resources advances to and receives advances from various affiliates.  All advances between consolidated affiliates are eliminated on consolidation.

During the three months ended September 30, 2009 and 2008, AXIS advanced the Company CDN$120,602 and CDN$65,643 respectively and provided services in accordance with the service agreement of CDN$26,791 and CDN$38,683 respectively. The amount owed to AXIS at September 30, 2009 and 2008 under current liabilities – accounts payable and accruals was CDN$684,235 and CDN$610,497 respectively. During the three months ended September 30, 2009 and 2008 AXIS did not charge interest.  AXIS is affiliated through common management and ownership.

In order to settle the first tranche of the acquisition of Acadian, Wilzed Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of the Company advanced C$582,790 (A$650,000) to the Company. The Company repaid the advance on July 24 2009. Wilzed did not charge interest on the advance.

During the three months ended September 30, 2009, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe, by March 31, 2010, for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. During the September 30, 2009 quarter and pursuant to the subscription agreement, the Company has closed in private placement transactions with NCRC, the sale of 5,056,671 shares of common stock at an issue price of US$1.00 per share raising CDN$5,567,587. The proceeds have been utilized to fund the closing of several further tranches of the acquisition of shares in Acadian and for working capital purposes  Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 67% of the outstanding common stock of NCRC.

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

The Company adopted the “Financial Instruments Topic”, ASC 825 on April 1, 2009.  This standard requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

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

Effective July 1, 2009, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The provisions of this topic apply to all financial instruments that are being measured and reported on a fair value basis.  The adoption of ASC 820 has not and is not expected to have a material impact on the Company’s financial position or results of operations.

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

(5)   Comprehensive Income (Loss)

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

The accumulated deficit of the Company from inception through September 30, 2009 amounted to CDN$21,318,000 of which CDN$3,430,000 is accumulated profits from July 2002, the date the Company entered the Exploration Stage, through September 30, 2009

(7)           Issue of Options under Stock Option Plan

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

The Company calculated the fair value of the 140,000 options using the Black Scholes valuation method using a fair value share price of US$1.00, strike price of US$10.00, maturity period of 5 years 7 ½ months, risk free interest rate of 5.15% and volatility of 20%.  This equates to a value of US31.85 cents per option. The total value of the options equates to CDN$1,645,780 (US$1,352,820) and such amount was amortized over the vesting period. At September 30, 2009, the options were fully vested.

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

Since the issue of the options, 60,000 options have lapsed following the termination of participants to the issue.

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

The Company, through an unrelated third party consultant, has calculated the fair value of the 465,000 options using the binomial option pricing model using a fair value share price of US$3.00, exercise price of US$3.084, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to CDN$1,207,860 (US$1,060,200) and is being amortised over the vesting periods. For the three months ended September 30, 2009, the amortization amounted to CDN$32,971 and no options were forfeited. At September 30, 2009, the remaining value of the unamortized deferred compensation of these 405,000 outstanding options amounted to CDN$6,450.

Since the issue of the options, 60,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at September 30, 2009 are as follows:

	Outstanding	Exercisable

Number of options	405,000	275,000

Exercise price	US$3.08	US$3.08

Expiration date	October 19, 2016	October 19, 2016

(8)   Profit(Loss) per share

Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period. In prior periods the Company had on issue 1,000,000 special warrants which are exercisable at any time until expiration and for no consideration. On July 1, 2009 the Company re-purchased the warrants and immediately cancelled the options.

Profit/(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, “Earnings per Share”.

The following table reconciles the weighted average shares outstanding used for the computation:

	Three months ended September 30
Weighted average shares	2009 000’s	2008 000’s

Outstanding - basic	13,938	2,671
- Warrants	-	1,000
Weighted average shares outstanding	13,938	3,671

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Three months ended September 30
Diluted weighted average shares	2009 000’s	2008 000’s

Basic	13,938	3,671
Effect of employee stock based awards	-	-
Diluted weighted average shares outstanding	13,938	3,671

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(9)   Commitments

In June 2008, the Company agreed on terms with Tahera Diamond Corporation to obtain full control of the mining properties that are listed in the Tahera/GRR agreement through the issuance of 300,000 shares of common stock and the payment of CDN$86,000. The CDN$86,000 was paid prior to June 30, 2008. The issuance of 300,000 shares of common stock has not been brought to account in the financial statements as the final agreements have not yet been executed.

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

(10)        Acquisitions

Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches, giving Golden River a 68.7% holding in Acadian.

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

The amount of revenue of Acadian since the acquisition date included in the consolidated statement of operations for the reporting period is CDN$nil and the amount of loss is CDN$1,169,666.

The consolidated statement of operations of the Company includes the operations since July 31, 2009, which is the acquisition date. The following unaudited pro-forma information presents the results of operations for the three months ended September 30, 2009 and 2008, as if the acquisition of Acadian had occurred on July 1, 2008.

	2009 CDN$000’s	2008 CDN$000’s
Revenue	-	-
Net income(loss)	5	(347)
Basic and diluted earnings(loss) per share	0.00	(0.01)

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

(12)         Property, Plant and Equipment

	Cost CDN$	Accumulated Depreciation CDN$	Net CDN$
Office
Building	117,989	984	117,005
Automotive equipment	63,015	3,675	59,340
Office fixtures and computer equipment	243,632	9,090	234,542
Land	405,617	-	405,617
	830,253	13,749	816,504

Mine Site
Land	566,950	-	566,950
Building	1,842,204	25,898	1,816,306
Automotive equipment	212,684	7,089	205,595
Equipment	3,636,602	41,134	3,595,468
	6,258,440	74,121	6,184,319
Other	6,589	6,589	-
Balance September 30, 2009	7,095,282	94,459	7,000,823

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

(14)          Accrued Site Remediation

 Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and /or mining operations at the sites. The estimated cost of this remediation work is CDN$2,400,000.

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

The Company’s net deferred taxes at September 30, 2009 is summarized as follows:

CDN$000s
Deferred tax assets
Net operating loss carry-forward	2,995
Exploration expenditure	474
3,469
Less valuation allowance	(3,469)
-

Deferred tax liability
Investment in subsidiary	(2,715)
Net deferred taxes	(2,715)

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$5,200,000 at September 30, 2007 and expire in years 2022 through 2029. Net operating loss carryforwards in Canada do not have a definite expiration date.

(16)         Restatements of Prior Period Financial Information

The Company has restated its previously issued financial statements and accompanying footnotes as of and for the quarter ended September 30, 2009 to effect the changes to the fair value of the assets acquired and liabilities assumed after the completion during the fourth quarter of fiscal 2010 of the accounting for the acquisition of Acadian (note 10). In addition, as discussed in note 17, the consolidated financial statements have been restated to give effect to a 1:10 stock split.

The effects of the restatement are shown in the following tables:

Consolidated Balance Sheet
September 31, 2009

	CDN$000’s (original)	Company acquisition fair value changes CDN$000’s	CDN$000’s (restated)
ASSETS
Current Assets
Cash	900	-	900
Receivables	9	-	9
Inventories	17	-	17
Prepaid expenses and deposits	65	-	65
Total Current Assets	991	-	991
Non Current Assets
Cash held for site remediation	925	-	925
Property, plant and equipment	8,053	(1,052)	7,001
Investment in Non Consolidated Entity	783	(14)	769
Mineral Rights	86,798	(43,008)	43,790
Total Non Current Assets	96,559	(44,074)	52,485
Total Assets	97,550	(44,074)	53,476
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	3,071	48	3,119
Lease Liability	3,916	(1,817)	2,099
Advances from Affiliates	3,847	-	3,847
Total Current Liabilities	10,834	(1,769)	9,065

Non Current Liabilities
Accrued site remediation	1,400	1000	2,400
Deferred Tax Liability	12,634	(9,919)	2,715
Total Non Current Liabilities	14,034	(8,919)	5,115
Total Liabilities	24,868	(10,688)	14,180

Stockholders’ Equity :
Common Stock: $.0001 par value
20,000,000 shares authorized,
17,728,084 and 12,671,413 issued and outstanding	22	(20)	2
Additional Paid-in-Capital	43,881	(2,039)	41,842
Less Treasury Stock at Cost, 250 shares	(19)	-	(19)
Accumulated Other Comprehensive Loss	(355)	-	(355)
Retained Profit during exploration stage	16,352	(12,922)	3,430
Retained Deficit prior to exploration stage	(24,748)	-	(24,748)
Golden River Resources Stockholders Equity	35,133	(14,981)	20,152
Non Controlling Interests	37,549	(18,403)	19,144
Total Equity	72,682	(33,384)	39,296
Total Liabilities and Equity	97,550	(44,074)	53,476

As a result of restatement of the consolidated balance sheet as of September 30, 2009, total assets decreased from CDN$97,550,000 to CDN$53,476,000. The decrease of total assets was mainly derived from a decrease in mineral rights by CDN$43,008,000. As at date of acquisition, management estimated the provisional fair value of the mineral rights using known information at the time. Subsequently, the Company retained an investment banking firm to provide a formal valuation which has been used in final fair value calculations.

The total liabilities have decreased from CDN$24,868,000 as originally reported to CDN$14,180,000. The decrease in total liabilities was derived mainly from a decrease of CDN$9,919,000 in deferred tax liability.

The total stockholders’ equity was restated from CDN$97,550,000 to CDN$53,476,000. The decrease of total stockholders’ equity was primarily derived from a decrease of CDN$12,922,000 in accumulated other comprehensive losss and a decrease in non-controlling interests of CDN$18,403,000.

The total liabilities and stockholders’ equity was restated from CDN$97,550,000 to CDN$53,477,000.

Consolidated Statement of Operation
Three months ended September 30, 2009

	CDN$000’s (original)	Company Acquisition fair value changes CDN$000s	CDN$000’s (restated)
Revenues	$-	$-	$-
Costs and expenses:
Stock based compensation	33	-	33
Exploration expenditure	260	440	700
Depreciation and amortization	463	(375)	88
Interest expense, net	99	-	99
Legal, accounting and professional	108	11	119
Administration expenses	174	35	209
Total costs and expenses	(1,521)	(1,521)	(1,248)

(Loss) from operations	(1,521)	273	(1,248)
Foreign currency exchange gain (loss)	(5)	-	(5)
Adjustment to fair value on stepped acquisition	16,098	-8,665	7,433
Gain on bargain purchase	24,626	-14,321	10,305
Profit before income tax and equity in profits of unconsolidated entities	39,198	-22,713	16,485
Provision for deferred income tax	(12,634)	9,919	(2,715)
Profit before equity in profit(losses) of unconsolidated entities	26,564	-12,794	13,770
Equity in profits of unconsolidated entities	396	0	396
Net profit	26,960	-12,794	14,166
Net loss attributable to non-controlling interests	681	-128	553
Net profit attributable to Golden River Resources stockholders	27,641	-12,922	14,719
Basic and diluted net profit per common equivalent shares	$0.20		$1.06
Weighted average number of common equivalent shares used in per shares calculation	13,938		13,938

As a result of the restatement of consolidated statement of operations for the three months ended September 30, 2009, total net loss decreased from CDN$27,641,00 as originally reported to CDN$14,719,000.

The decreased profit was mainly composed of a decrease in adjustment to fair value on stepped acquisition of CDN$8,665,000, a decrease in gain on bargain purchase of CDN$14,321,000 and a decrease in provision for income taxes of CDN$9,919,000.

Consolidated Statement of Cash Flows
Three months ended September 30, 2009

	2009 CDN$000s (Original)	Company Acquisition Fair Value changes CDN$000s	2009 CDN$000s (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)	27,641	(13,475)	14,166
Adjustments to reconcile net profit (loss) to net cash provided by(used) in Operating Activities
Foreign Currency Exchange Loss	5	-	5
Depreciation /amortization of Plant and Equipment	463	(375)	88
Stock based compensation	33	-	33
Provision for Deferred Income tax	12,634	(9,919)	2,715
Equity in profits of non-consolidated entities	(396)	-	(396)
Net loss attributable to non controlling interests	(681)	681	-
Adjustment to fair value on stepped acquisition	(16,098)	8,665	(7,433)
Bargain purchase of controlled entities	(24,626)	14,321	(10,305)
Accrued interest added to principal
Net Change net of acquisition in:
Receivables	(2)	-	(2)
Staking Deposit	-	-	-
Prepayments and Deposits	(82)	-	(82)
Accounts Payable and Accrued Expenses	1,335	(543)	792
Net Cash Provided by(Used) in Operating Activities	226	(645)	(419)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of majority owned subsidiary net of cash acquired	(3,585)	-	(3,585)
Net Cash (Used) in Investing Activities	(3,585)	-	-3,585

CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Borrowings from affiliates	-	578	578
Repayments from affiliates	(650)	67	(583)
Proceeds from Issuance of Stock	5,568	-	5,568
Repayment of Borrowings	(99)	-	(99)
Sale of Warrants (net)	-		-
Re-Purchase of Warrants	(579)	-	(579)
Net Cash Provided by Financing Activities	4,240	645	4,885
Effects of Exchange Rates on Cash	-		-
Net Increase in Cash	881	-	881
Cash at Beginning of Period	19	-	19
Cash at End of Period	900	-	900
Supplemental Disclosures
Interest Paid	99	-	99

  As a result of the restatement, net cash provided by (used in) operating activities decreased by CDN$645,000 from CDN$226,000 as reported to CDN$(419,000); net cash provided by financing activities increased from CDN$4,240,000 as reported to CDN$4,885,000.

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

(17)   Subsequent Events

  The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

  In October 2009, Northern Capital Resources Corp (“NCRC”) provided an advance of CDN$4 million to enable the Company to complete the final closing of its acquisition of Acadian, which occurred on October 22, 2009. It is the intention of NCRC and the Company to convert the CDN$4 million into shares of common stock in the Company, following the Company increasing its authorized capital.

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

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Golden River Resources, Acadian and its other subsidiaries (“collectively “the Company”). All intercompany balances and transactions have been eliminated in consolidation.

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company’s fiscal 2010 revenue and expenses will be primarily denominated in Canadian dollars (CDN$). ASC Topic 830 “Foreign Currency Matters” states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008 does not always present a true comparison.

Costs and expenses increased from CDN$181,000 in the three months ended September 30, 2008 to CDN$1,248,000 in the three months ended September 30, 2009.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from CDN$37,000 for the three months ended September 30, 2008 to CDN$119,000 for the three months ended September 30, 2009, primarily as a result of costs associated with the Company’s SEC compliance obligations. Included within legal, accounting and professional expense for the three months ended September 30, 2009 is CDN$35,000 for Acadian which relates to general legal work, audit and stock transfer costs.

b)
an increase in administration costs including salaries from CDN$25,000 in the three months ended September 30, 2008 to CDN$209,000 in the three months ended September 30, 2009. Included within administrative expense for the three months ended September 30, 2009 is CDN$181,000 for Acadian which includes head office salaries, rent, office related costs and travel.

c)
an increase in the exploration expenditure expense from CDN$39,000 for the three months ended September 30, 2008 to CDN$700,000 for the three months ended September 30, 2009. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the quarters ended September 30, 2008 or 2009 by the Company on the Slave and Committee Bay properties. Included within exploration expenditure expense for the three months ended September 30, 2009 is CDN$668,000 for Acadian which undertook field planning activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance.

d)
a decrease in stock based compensation from CDN$80,000 for the three months ended September 30, 2008 to CDN$33,000 for the three months ended September 30, 2009 as a result of a decrease in the number of options outstanding combined with a number of options being fully expensed prior to the current period. See Note 7 concerning the Company’s outstanding stock options.

e)
an increase in depreciation and amortization expense from CDN$nil for the three months ended September 30, 2008 to CDN$88,000 for the three months ended September 30, 2009. The amortization expenses for the three months ended September 30, 2009 relates to the activities of Acadian which is amortizing  the mine and mill (which is on care and maintenance), and equipment.

f)
an increase in interest expense from CDN$nil for the three months ended September 30, 2008 to CDN$99,000 for the three months ended September 30, 2009. The interest expense, net for the three months ended September 30, 2009 relates to the activities of Acadian which was paying interest on capital debt and the cost of having the debtor in possession financing in place.

As a result of the foregoing, the loss from operations increased from CDN$181,000 for the three months ended September 30, 2008 to CDN$1,248,000 for the three months ended September 30, 2009.

The Company recorded a foreign currency exchange loss of CDN$5,000 for the three months ended September 30, 2009 compared to a foreign currency exchange loss of CDN$7,000 for the three months ended September 30, 2008.

On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Throughout July 2009, further closings for an aggregate of CDN$4 million occurred and at July 31, 2009, the Company held a 52.764% interest in Acadian. In accordance with accounting principles generally accepted in the United States of America, the Company calculated the difference between the fair market value and the carrying amount of the Company’s 19.9% interest in Acadian at the acquisition date of July 31, 2009 and recorded an adjustment to fair value on stepped acquisition of CDN$7,433,000, for which there was no comparable amount in 2008.

The Company has recorded a gain on bargain purchase of CDN$10,305,000 which is disclosed separately on the consolidated statement of operations. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid. Subsequent to acquiring a majority interest in Acadian, the Company acquired an additional 4.81% interest for CDN$1 million which resulted in the Company’s ownership interest in Acadian being increased from 52.764% to 57.145%.. As a result of this additional investment, the Company recorded a credit to Additional Paid-In Capital of CDN$855,000. The Company entered into the a fixed price agreement with Acadian in early 2009 to subscribe CDN$10 million for a 68.7% interest in Acadian, at a time when the world stock markets were at a low point given the world economic crisis at that time. The transaction contemplated several closings and was subject to several pre-conditions including approval by TSX and due diligence. Between the time of entering into the agreement and the acquisition date, world economic conditions have improved, metal prices have increased significantly and world stock markets have rallied. This resulted in significantly higher fair values for the assets of Acadian compared to the values at the time the agreement was entered into. Furthermore, Acadian was in a distressed state at the time the agreement was entered into.

The profit before income tax and equity in profits of unconsolidated entities for the three months ended September 30, 2009 was CDN$16,485,000 compared to a loss for the three months ended September 30, 2008 of CDN$188,000.

The Company has recorded a provision for taxes of CDN$2,715,000 for the three months ended September 30, 2009 compared to a provision for tax of CDN$nil for the three months ended September 30, 2008, as a result of the acquisition of majority interest in Acadian.

The profit before equity in profits of unconsolidated entities for the three months ended September 30, 2009 was CDN$13,770,000 compared to a loss for the three months ended September 30, 2008 of CDN$188,000.

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

The net profit was CDN$14,166,000 for the three months ended September 30, 2009 compared to a net loss of CDN$188,000 for the three months ended September 30, 2008.

The share of the loss attributable to the non-controlling interests of Acadian amounted to A$553,000, for which there was no comparable amount in 2008.

The net profit attributable to Golden River Resources stockholders amounted to CDN$14,719,000 for the three months ended September 30, 2009 compared to a net loss of CDN$188,000 for the three months ended September 30, 2008.

Liquidity and Capital Resources

For the three months ended September 30, 2009, net cash used by operating activities was CDN$419,000 primarily consisting of the net profit of CDN$14,166,000; adjustment to fair value on stepped acquisition of CDN$7,433,000; gain on bargain purchase of CDN$10,305,000; provision for deferred tax of CDN$2,715,000; an increase in accounts payable and accrued expenses of CDN$792,000; net cash used in investing activities of CDN$3,585,000 being the net cost of the additional investment in Acadian to 52.764%; and net cash provided by financing activities of CDN$4,885,000 being funds from the sale of common stock of CDN$5,568,000; borrowing from affiliates CDN$578,000; repayment of borrowing from affiliate CDN$583,000; re-purchase of warrants CDN$579,000 and repayment of borrowings CDN$99,000.

As of September 30, 2009, the Company had short-term obligations of CDN$9,065,000 comprising accounts payable and accrued expenses, lease liabilities and advance from related parties/associates.

We have CDN$900,000 in cash at September 30, 2009.

In October 2009, Northern Capital Resources Corp (“NCRC”) provided an advance of CDN$4 million to enable the Company to complete the final closing of its acquisition of Acadian, which occurred on October 22, 2009.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q/A’s forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the “Act”).  In order to obtain the benefits of the “safe harbor” provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company’s actual results and are in the future likely to affect the Company’s actual results and cause them to differ materially from those expressed in any such forward looking statements.  This Form 10-Q/A report contains forward looking statements relating to future financial results.  Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, movements in the foreign exchange rate and the availability of additional financing for the Company. Additional information which could affect the Company’s financial results is included in the Company’s Form 10-K on file with the Securities and Exchange Commission.

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

(b)                       Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Removed and Reserved

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

FORM 10-Q/A

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

Dated: February 11, 2011

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