Form 10-Q/A
period 2009-12-31
GOLDEN RIVER RESOURCES CORP.
filed 2011-02-11
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
———————
(Amendment No.1)

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

		☒ Yes	o	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐
		Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 17,728,084 outstanding shares of Common Stock as of February 15, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐	Yes	☐	No

EXPLANATORY NOTE

This Amendment No.1 on Form10-Q/A (“the Amendment”) amends Golden River Resources Corporation (the “Company”) quarterly report on Form 10-Q for the quarterly period ended December 31, 2009 as filed on February 16, 2010 (the “Form 10-Q”). The Company has filed this Amendment to restate previously issued financial statements and the accompanying notes as of and for the period ended December 31, 2009 contained in Item 1. Financial Statements. The Amendment restates the accounting for the acquisition of Acadian Mining Corporation (“Acadian”). During the fourth quarter of fiscal 2010, the Company completed the accounting for the acquisition of Acadian and as a result, adjustments were made to the preliminary fair value of accounting at the date of acquisition. In addition, during the first quarter of fiscal 2011, the Board of Directors of the Company and the holder of a majority of the outstanding shares of Common Stock approved a 1-for-10 reverse stock split. The Company has accounted for this reverse stock split in this amended filing and accordingly, all share and per share data has been retroactively restated.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	December 31, 2009	June 30, 2009
	CDN$000’s	CDN$000’s
	( As restated) (Unaudited)
ASSETS

Current Assets
Cash	432	19
Receivables	91	7
Prepaid expenses and deposits	168	-

Total Current Assets	691	26

Non Current Assets
Cash held for site remediation (note 11)	925	-
Property, plant and equipment (note 12)	6,869	-
Investment in non-consolidated entity (note 13)	699	745
Mineral rights (note 10)	43,790	-

Total Non Current Assets	52,293	745

Total Assets	52,974	771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	2,411	116
Lease liability	2,099	-
Advances from affiliates (note 3)	5,432	1,138

Total Current Liabilities	9,942	1,254

Non Current Liabilities

Accrued site remediation (note 14)	2,400	-
Deferred tax liability (note 15)	2,624	-

Total Non Current Liabilities	5,024	-

Total Liabilities	14,966	1,254

Commitments (Note 9)

Stockholders’ Equity (Deficit):
Common Stock: $.0001 par value
40,000,000 shares authorized (20,000,000 at June 30, 2009)
17,728,084 and 12,671,413 issued and outstanding	2	1
Additional paid-in-capital	42,988	35,966
Less treasury stock at cost, 250 shares	(19)	(19)
Accumulated other comprehensive loss	(356)	(394)
Retained profit (deficit) during exploration stage	2,555	(11,289)
Retained (deficit) prior to exploration stage	(24,748)	(24,748)

Golden River Resources Stockholder’s Equity (Deficit)	20,422	(483)
Non Controlling Interests (note 10)	17,586	-

Total Equity (Deficit)	38,008	(483)

Total Liabilities and Equity	52,974	771

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
Three and Six Months Ended December 31, 2009 and 2008 and for the cumulative period
July 1, 2002 (inception of exploration activities) to December 31, 2009
(Unaudited)

	Three Months Ended December 31, 2009 (As restated) CDN$000’s	Three Months Ended December 31, 2008 CDN$000’s	Six Months Ended December 31, 2009 (As restated) CDN$000’s	Six Months Ended December 31, 2008 CDN$000’s	July 1, 2002 to December 31, 2009 (As restated) CDN$000’s

Revenues	$-	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	6	37	39	117	2,760
Exploration expenditure	584	33	1,284	72	4,595
Depreciation and amortization	132	-	220	-	220
Interest expense, net	40	-	139	-	536
Legal, accounting and professional	187	22	306	59	1,375
Administrative expenses	377	44	586	69	3,973

Total costs and expenses	(1,326)	(136)	(2,574)	(317)	(13,459)

(Loss) from operations	(1,326)	(136)	(2,574)	(317)	(13,459)

Foreign currency exchange gain (Loss)	10	(15)	5	(22)	(154)
Adjustment to fair value on stepped acquisition (note 10)	-	-	7,433	-	7,433
Gain on bargain purchase (note 10)	-	-	10,305	-	10,305
Other Income:

Interest– net, related entity– net, related entity	-	-	-	-	5
– other	1	5	1	5	11

Profit/(loss) before income tax and equity in profits/(losses) of unconsolidated entities	(1,315)	(146)	15,170	(334)	4,141
Provision for income taxes (note 15)	91	-	(2,624)	-	(2,624)

Profit/(loss) before equity in profits/(losses) of unconsolidated entities	(1,224)	(146)	12,546	(334)	1,517
Equity in profits/(losses) of unconsolidated entities	(70)	-	326	-	66

Net profit/(loss)	(1,294)	(146)	12,872	(334)	1,583

Net loss attributable to non-controlling interests	419	-	972	-	972

Net profit/(loss) attributable to Golden River Resources Stockholders	(875)	(146)	13,844	(334)	2,555

Basic and diluted net profit/(loss) per common equivalent shares	$(0.05)	$(0.04)	$0.87	$(0.09)	$0.72

Weighted average number of common equivalent shares used in per share calculation (000’s)	17,728	3,671	15,833	3,671	3,550

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2009 and 2008 and for the cumulative period
July 1, 2002 (inception of exploration activities) to December 31, 2009
(Unaudited)

	2009 (As restated) CDN$000’s	2008 CDN$000’s	July 1, 2002 to Dec 31, 2009 (As restated) CDN$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(loss)	12,872	(334)	1,583

Adjustments to reconcile net profit (loss) to net cash provided by(used) in operating activities
Foreign currency exchange (gain)/ loss	(5)	22	134
Depreciation /amortization of plant and equipment	220	-	246
Stock based compensation	39	117	2,760
Provision for deferred income tax	2,624	-	2,624
Equity in profits/(losses) of non-consolidated entities	(326)	-	(66)
Adjustment to fair value on stepped acquisition	(7,433)	-	(7,433)
Bargain purchase of controlled entities	(10,305)	-	(10,305)
Accrued interest added to principal	139	-	312
Net change net of acquisition in:
Receivables	(2)	11	(8)
Staking deposit	-	-	22
Prepaid expenses and deposits	(97)	-	(97)
Accounts payable and accrued expenses	4,010	144	4,129

Net Cash Provided by(Used) in Operating Activities	1,736	(40)	(6,099)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash acquired	(7,585)	-	(8,585)
Purchase of plant and equipment	-	-	(25)

Net Cash (Used) in Investing Activities	(7,585)	-	(8,610)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Borrowings from affiliates	4,578	-	5,544
Repayments to affiliates	(3,166)	-	(3,166)
Proceeds from issuance of stock	5,568	-	5,568
Repayment of borrowings	(139)	-	(139)
Sale of warrants (net)	-	637	4,749
Re-purchase of warrants	(579)	-	(579)
Proceeds from loan payable	-	-	3,261

Net Cash Provided by Financing Activities	6,262	637	15,238

Effects of Exchange Rate on Cash	-	(13)	(97)

Net Increase in Cash	413	584	432
Cash at Beginning of Period	19	7	-

Cash at End of Period	432	591	432
Supplemental Disclosures
Interest Paid	139	-	479

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt	-	-	593
Acquisition of subsidiary ( note 10)

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

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2009
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2009
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	-	$(3)

Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	-	$19

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	-	$510

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$48	-	$48

Net (loss)	-	-	-	-	$(1,965)	-	-	-	-	$(1,965)

Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,964)	$(24,748)	$-	$(378)	-	$82

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	-	333

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$27	-	$27

Net (loss)	-	-	-	-	$(1,073)	-	-	-	-	$(1,073)

Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(10,037)	$(24,748)	$-	$(351)	-	$(631)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	-	173

Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	-	682

Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	$(43)	-	$(43)

Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	-	588

Net (loss)	-	-	-	-	$(1,252)	-	-	-	-	$(1,252)

Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,289)	$(24,748)	$-	$(394)	-	$(483)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$39	-	-	-	-		$39

Sale of 5,056,671 shares	5,057	$1	-	$5,567	-	-	-	-	-	$5,568

Re-Purchase of warrants	-	-	-	$(579)	-	-	-	-	-	$(579)

Net unrealised gain on foreign exchange	-	-	-	-	-	-	-	$38	-	$38

Net profit	-	-	-	-	$12,872	-	-	-	-	$24,451

Adjustment for additional investment in consolidated subsidary	-	-	-	$1,994	-	-	-	-	$(1,994)	$0

Fair value of non-controlling interest	-	-	-	-	-	-	-	-	$20,552	$20,552

Net loss attributable to non-controlling interests	-	-	-	-	$972	-	-	-	$(972)	$0

Balance December 31, 2009 (restated)	17,728	$2	$(19)	$42,988	$2,555	$(24,748)	-	$(356)	$17,586	$38,008

The accompanying notes are an integral part of the consolidated financial statements -n eign Currency Losses".

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

The Company’s financial instruments consist primarily of cash, receivables, payables, advances from and payables to affiliates due to the short term maturities of these instruments. The Company believes that the fair values of the Company’s financial instruments approximate the carrying values, unless otherwise stated since the current interest rates approximate market rates.

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

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and mineral rights when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication exists, the recoverable amount of the asset, being the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset compared to the asset’s carrying value. If the asset's carrying value exceeds the recoverable amount, any excess of the asset’s carrying value over its fair value is expensed to the consolidated statement of operations. In assessing fair value, the estimated future cash flows are discounted to their present value using a pre-tax discount rate

(3)   Affiliate Transactions

Golden River Resources advances to and receives advances from various affiliates.  All advances between consolidated affiliates are eliminated on consolidation.

During the six months ended December 31, 2009 and 2008, AXIS advanced the Company CDN$251,091 and CDN$105,862 respectively and provided services in accordance with the service agreement of CDN$74,515 and CDN$65,032 respectively. The amounts owed to AXIS at December 31, 2009 and 2008 was CDN$853,252 and CDN$704,467 respectively and are reflected in current liabilities – advances from affiliates and accounts payable and accruals. During the six months ended December 31, 2009 and 2008 AXIS did not charge interest.  AXIS is affiliated through common management and ownership.

In order to settle the first tranche of the acquisition of Acadian, Wilzed Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of the Company advanced C$582,790 (A$650,000) to the Company. The Company repaid the advance on July 24, 2009. Wilzed did not charge interest on the advance.

During the six months ended December 31, 2009, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe, by March 31, 2010, for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. During September 2009 pursuant to the subscription agreement, the Company has closed in private placement transactions with NCRC, the sale of 5,056,671 shares of common stock at an issue price of US$1.00 per share raising CDN$5,567,587. The proceeds have been utilized to fund the closing of several further tranches of the acquisition of shares in Acadian and for working capital purposes  Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 51.05% of the outstanding common stock of NCRC. The amount owed to NCRC at December 31, 2009 under current liabilities – advances from affiliates was CDN$4,578,600, It is the intention of NCRC and the Company to convert approximately CDN$4 million into shares of common stock in the Company.  NCRC currently holds approximately 90.73% of the outstanding common stock of the Company.

Acadian shares office facilities with Royal Roads Corp and Buchans River Ltd (non-consolidated entities of Acadian).  During the period ended December 31, 2009 Acadian charged CDN$124,844 in common costs to these companies. The amount charged is estimated to be the fair value of the costs.

On November 24, 2009, CDN$2,583,459 was repaid to Royal Roads Corp by Acadian on behalf of ScoZinc Ltd, a 100% owned subsidiary of Acadian. Royal Roads Corp charged interest at 10% per annum, payable quarterly.  Acadian guaranteed the full amount of the debt and, as security, granted security over all of its assets, including the shares of Royal Roads Corp. that Acadian owns. During the period ended December 31, 2009, Acadian paid CDN$103,085 in interest to Royal Roads Corp on behalf of ScoZinc.

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

In December 2007, the FASB issued amended ASC Topic 805, Business Combinations.  ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  The provisions of ASC 805 are effective for the Company’s fiscal year beginning July 1, 2009 which applies prospectively to all business combinations entered into on or after such date. Golden River’s acquisition of Acadian (see note 10) was and any other future acquisitions will be impacted by application of this statement.

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

Effective July 1, 2009, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The provisions of this topic apply to all financial instruments that are being measured and reported on a fair value basis.  The adoption of ASC 820 has had no material impact on the Company’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 supplements and amends the existing definition of fair value while reintroducing the concept of entry value (amount an entity would receive to enter into an identical liability) into the definition. Additionally, ASU 2009-05 clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after August 2009. The provisions of ASU 2009-05 do not have a material impact on our consolidated financial statements..

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

(5)            Comprehensive Profit (Loss)

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

The accumulated deficit of the Company from inception through December 31, 2009 amounted to CDN$22,193,000 of which CDN$2,555,000 is retained profits from July 2002, the date the Company entered the Exploration Stage, through December 31, 2009.

(7)           Issue of Options under Stock Option Plan

The Company follows the provisions of ASC Topic 718 Compensation-Stock Compensation ( “ASC 718”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.

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

On October 19, 2006, the Directors of the Company agreed to offer a further 465,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US$3.084 and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 (“T1”), 1/3 on October 19, 2008 (“T2”) and 1/3 on October 19, 2009 (“T3”). The Company obtained an external valuation on the options from an unrelated third party.

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

Profit/(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, “Earnings per Share”.

The following table reconciles the weighted average shares outstanding used for the computation:

	Six months ended December 31
Weighted average shares	2009 ‘000s	2008 ‘000s

Outstanding - basic	15,833	2,671
- Warrants	-	1,000
Weighted average shares outstanding	15,833	3,671

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Three months ended December 31
Diluted weighted average shares	2009 ‘000	2008 ‘000

Basic	17,728	3,671
Effect of employee stock based awards	-	-
Diluted weighted average shares outstanding	17,728	3,671

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

During the quarter ended December 31, 2008, Acadian recorded impairment charge write off of CDN$19,791,000 based at that time on the review by management of the carrying value of mining assets and investments.

During July, 2009 Acadian recorded a gain on settlement of liabilities under Companies’ Creditors Arrangement Act of CDN$3,104,170 and as at December 31, 2009 Acadian recorded a loss on disposal of leased assets of CDN$311,096.

(11)         Cash held for Site Remediation

Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and /or mining operations at the sites. Currently the Company has CDN$925,000 on deposit with the relevant authorities in Canada to cover the cost of this remediation work.

(12)         Property, Plant and Equipment

	Cost CDN$	Accumulated Depreciation CDN$	Net CDN$
Office
Building	117,989	2,458	115,531
Automotive equipment	63,015	9,188	53,827
Office fixtures and computer equipment	243,632	22,726	220,906
Land	405,617	-	405,617
	830,253	34,372	795,881
Mine Site
Land	566,950	-	566,950
Building	1,842,204	64,744	1,777,460
Automotive equipment	212,684	17,724	194,960
Equipment	3,636,602	102,836	3,533,766
	6,258,440	185,303	6,073,136
Other	6,589	6,589	-
Balance December 31, 2009	7,095,282	226,264	6,869,017

(13)         Investment in Non-Consolidated Entity

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

The Company’s net deferred tax liability at December 31, 2009 is summarized as follows:

CDN$000s
Deferred tax assets
Net operating loss carry-forward	2,985
Exploration expenditure	467
3,452
Less valuation allowance	(3,452)
-
Deferred tax liability
Investment in subsidiary	(2,624)
Net deferred taxes	(2,624)

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$5,200,000 at December 31, 2009 and expire in years 2002 through 2009. Net operating loss carryforwards in Canada do not have definite expiration dates.

(16)         Restatements of Prior Period Financial Information

The Company has restated its previously issued financial statements and accompanying footnotes as of and for the quarter and six months ended December 31, 2009 to effect the changes to the fair value of the assets acquired and liabilities assumed after the completion during the fourth quarter of fiscal 2010 of the accounting for the acquisition of Acadian (note 10). In addition, as discussed in note 17, the consolidated financial statements have been restated to give effect to a 1:10 stock split.

The effects of the restatement are shown in the following tables:

Consolidated Balance Sheet
December 31, 2009

	CDN$000’s (original)	Company acquisition fair value changes CDN$000’s	CDN$000’s (restated)
ASSETS
Current Assets
Cash	432	-	432
Receivables	91	-	91
Prepaid expenses and deposits	168	-	168

Total Current Assets	691	-	691

Non Current Assets
Cash held for site remediation	925	-	925
Property, plant and equipment	7,331	(462)	6,869
Investment in non consolidated entity	711	(12)	699
Mineral rights	86,798	(43,008)	43,790

Total Non Current Assets	95,765	(43,482)	52,283

Total Assets	95,456	(43,482)	52,974
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	2,432	(21)	2,411
Other current liability	2,527	(428)	2,099
Advances from affiliates	5,432	-	5,432

Total Current Liabilities	10,391	(449)	9,942

Non Current Liabilities
Accrued site remediation	2,400	-	2,400
Deferred tax liability	13,486	(10,862)	2,624

Total Non Current Liabilities	15,886	(10,862)	5,024

Total Liabilities	26,277	(11,311)	14,966

Stockholders’ Equity :
Common Stock: $.0001 par value
40,000,000 shares authorized,
17,728,084 and 12,671,413 issued and outstanding	22	(20)	2
Additional Paid-in-Capital	50,177	(7,189)	42,988
Less treasury stock at cost, 250 shares	(19)	-	(19)
Accumulated other comprehensive loss	(356)	-	(356)
Retained profit during exploration stage	14,402	(11,847)	2,555
Retained deficit prior to exploration stage	(24,748)	-	(24,748)

Golden River Resources Stockholders Equity	39,478	(19,056)	20,422
Non controlling interests	30,701	(13,115)	17,586

Total Equity	70,179	(32,171)	38,008

Total Liabilities and Equity	96,456	(43,482)	52,974

As a result of restatement of the consolidated balance sheet as of December 31, 2009, total assets decreased from CDN$96,456,000 to CDN$52,974,000. The decrease of total assets was mainly derived from a decrease in mineral rights by CDN$43,008,000. As at date of acquisition, management estimated the provisional fair value of the mineral rights using known information at the time. Subsequently, the Company retained an investment banking firm to provide a formal valuation which has been used in final fair value calculations.

The total liabilities have decreased from CDN$26,277,000 as originally reported to CDN$14,966,000. The decrease in total liabilities was derived mainly from a decrease of CDN$10,862,000 in deferred tax liability.

The total stockholders’ equity was restated from CDN$70,179,000 to CDN$38,008,000. The decrease of total stockholders’ equity was primarily derived from a decrease of CDN$11,847,000 in retained profit during exploration stage and a decrease in non-controlling interests of CDN$13,115,000.

The total liabilities and stockholders’ equity was restated from CDN$96,456,000 to CDN$52,974,000.

Consolidated Statement of Operation
Three months ended December 31, 2009

	CDN$000’s (original)	Company Acquisition fair value changes CDN$000s	CDN$000’s (restated)
Revenues	$-	$-	$-

Costs and Expenses:

Stock based compensation	6	-	6
Exploration expenditure	741	(157)	584
Depreciation and amortization	269	(137)	132
Loss/(profit) on disposal of equipment	(125)	125	-
Interest expense, net	40	-	40
Legal, accounting and professional	186	1	187
Administration expenses	481	(104)	377

Total costs and expenses	1,598	(272)	1,326

(Loss) from operations	(1,598)	(272)	(1,326)
Foreign currency exchange gain (Loss)	10	-	10
Other Income:
Interest – other	1	-	1

Profit/(Loss) before income tax and equity in profits of unconsolidated entities	(1,587)	272	(1,315)
Provision for deferred income tax	(852)	943	91

Profit/(loss) before equity in profit(losses) of unconsolidated entities	(2,439)	1,215	(1,224)
Equity in (losses) of unconsolidated entities	(70)	-	(70)

Net Profit/(Loss)	(2,509)	1,215	(1,294)
Net Loss attributable to non-controlling interests	559	140	419

Net Profit (Loss) attributable to Golden River Resources stockholders	(1,950)	1,075	(875)

Basic and diluted net profit/(loss) per common equivalent shares	(0.01)		(0.05)

Weighted average number of common equivalent shares used per share calculation (000’s)	17,728		17,728

As a result of the restatement of consolidated statement of operations for the three months ended December 31, 2009, total net loss decreased from CDN$2,509,000 as originally reported to CDN$1,294,000.

The decreased loss was mainly composed of a decrease in provision for income taxes of CDN$943,000.

Consolidated Statement of Operation
Six months ended December 31, 2009

	CDN$000’s (original)	Company Acquisition fair value changes CDN$000s	CDN$000’s (restated)
Revenues	$-	$-	$-

Costs and Expenses:

Stock based compensation	39	-	39
Exploration expenditure	1,001	283	1,284
Depreciation and amortization	732	(512)	220
Loss on disposal of equipment	259	(259)	-
Interest expense, net	139	-	139
Legal, accounting and professional	294	12	306
Administration expenses	655	(69)	586

Total Costs and Expenses	3,119	(545)	2,574

(Loss) from Operations	(3,119)	545	(2,574)
Foreign Currency Exchange Gain	5	-	5
Adjustment to fair value on stepped acquisition	16,098	(8,665)	7,433
Gain on bargain purchase	24,626	(14,321)	10,305
Other Income:
Interest – other	1	-	1

Profit before income tax and equity in profits of unconsolidated entities	37,611	(22,441)	15,170
Provision for deferred income tax	(13,486)	10,862	(2,624)
Profit before equity in profit of unconsolidated entities	24,125	(11,579)	12,546
Equity in (losses) of unconsolidated entities	326	-	326

Net Profit	24,451	(11,579)	(12,872)

Net Loss attributable to non-controlling interests	1,240	(268)	972

Net Profit attributable to Golden River Resources stockholders	25,691	(11,847)	13,844

Basic and diluted net profit per common equivalent shares	1.62		0.87

Weighted average number of common equivalent shares used in per share calculation	15,833		15,833

As a result of the restatement of consolidated statement of operations for the six months ended December 31, 2009, total net profit decreased from CDN$24,451,000 as originally reported to CDN$12,872,000

The decreased profit was mainly composed of a decrease in adjustment to fair value on stepped acquisition of CDN$8,665,000, a decrease in gain on bargain purchase of CDN$14,321,000 and a decrease in provision for income taxes of CDN$10,862,000.

Consolidated Statement of Cash Flows
Six months ended December 31, 2009

	CDN$000s (Original)	Company Acquisition Fair Value changes CDN$000s	CDN$000s (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit	25,691	(12,819)	12,872
Adjustments to reconcile net profit to net cash provided by Operating Activities
Foreign currency exchange	(5)	-	(5)
Depreciation /amortization of plant and equipment	732	(512)	220
Loss on disposal of equipment	259	(259)	-
Stock based compensation	39	-	39
Provision for deferred income tax	13,486	(10,862)	2,624
Equity in profits of non-consolidated entities	(326)	-	(326)
Net loss attributable to non controlling interests	(1,240)	1,240	-
Adjustment to fair value on stepped acquisition	(16,098)	8,665	(7,433)
Bargain purchase of controlled entities	(24,626)	14,321	(10,305)
Net Change net of acquisition in:		-
Receivables	(2)	-	(2)
Prepayments and deposits	(97)	-	(97)
Accounts payable and accrued expenses	3,784	226	4,010

Net Cash Provided by(Used) in Operating Activities	1,736	-	1,736
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of majority owned subsidiary net of cash acquired	(7,585)	-	(7,585)

Net Cash (Used) in Investing Activities	(7,585)	-	(7,585)
CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Borrowings from affiliates	4,578	-	4,578
Repayments from affiliates	(3,166)	-	(3,166)
Proceeds from issuance of stock	5,568	-	5,568
Repayment of borrowings	(139)	-	(139)
Re-Purchase of warrants	(579)	-	(579)

Net Cash Provided by Financing Activities	6,262	-	6,262

Net Increase in Cash	413	-	413
Cash at Beginning of Period	19	-	19

Cash at End of Period	432	-	432
Supplemental Disclosures
Interest Paid	139	-	139

As a result of the restatement, there was no change in net cash provided in operating activities. The net CDN$nil change was mainly composed of a decrease in adjustment to fair value on stepped acquisition of CDN$8,665,000, a decrease in gain on bargain purchase price of CDN$14,321,000 and a decrease in a provision for income taxes of CDN $10,862,000

On September 2, 2010, the Board of Directors of the Company and the holder of a majority of the outstanding shares of Common Stock approved a 1-for-10 reverse stock split of the Common Stock and approved the mailing of an Information Statement to stockholders in relation to the reverse stock split, which became effective on November 1, 2010. The Company has accounted for this reverse stock split and accordingly, all share and per share data has been retroactively restated.

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

Costs and expenses increased from CDN$136,000 in the three months ended December 31, 2008 to CDN$1,326,000 in the three months ended December 31, 2009. As a result of the acquisition of Acadian, a comparison of costs and expenses from 2008 to 2009 is not necessarily accurate.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from CDN$22,000 for the three months ended December 31, 2008 to CDN$187,000 for the three months ended December 31, 2009, primarily as a result of costs associated with the Company’s SEC and IRS compliance obligations. Included within legal, accounting and professional expense for the three months ended December 31, 2009 is CDN$71,000 which relates to the Company’s tax compliance work and CDN$35,000 for Acadian which relates to general legal work, audit and stock transfer costs.

b)
an increase in administrative costs including salaries from CDN$44,000 in the three months ended December 31, 2008 to CDN$377,000 in the three months ended December 31, 2009. Included within administrative expense for the three months ended December 31, 2009 is CDN$277,000 for Acadian which includes head office salaries, rent, office related costs and travel.

c)
an increase in the exploration expenditure expense from CDN$33,000 for the three months ended December 31, 2008 to CDN$584,000 for the three months ended December 31, 2009. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the three months ended December 31, 2008 or 2009 by the Company on the Slave and Committee Bay properties. Included within exploration expenditure expense for the three months ended December 31, 2009 is work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance and an increase in site remediation accrual for Acadian’s exploration and mining sites.

d)
a decrease in stock based compensation from CDN$37,000 for the three months ended December 31, 2008 to CDN$6,000 for the three months ended December 31, 2009 as a result of the number of options being fully expensed prior to the current period. See Note 7 concerning the Company’s outstanding stock options.

e)
an increase in depreciation and amortization expense from CDN$nil for the three months ended December 31, 2008 to CDN$132,000 for the three months ended December 31, 2009. The amortization expenses for the three months ended December 31, 2009 relates to the activities of Acadian which is amortizing  the mine and mill (which is on care and maintenance), and equipment.

f)
an increase in interest expense from CDN$nil for the three months ended December 31, 2008 to CDN$40,000 for the three months ended December 31, 2009. The interest expense, net for the three months ended December 31, 2009 relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place.

As a result of the foregoing, the loss from operations increased from CDN$136,000 for the three months ended December 31, 2008 to CDN$1,326,000 for the three months ended December 31, 2009.

The Company recorded a foreign currency exchange gain of CDN$10,000 for the three months ended December 31, 2009 compared to a foreign currency exchange loss of CDN$15,000 for the three months ended December 31, 2008.

A decrease in interest income from CDN$5,000 for the three months ended December 31, 2008 to CDN$1,000 for the three months ended December 31, 2009.

The loss before income taxes and equity in profits/(losses) of non-consolidated entities for the three months ended December 31, 2009 was CDN$1,315,000 compared CDN$146,000 for the three months ended December 31, 2008.

The Company has recorded a increase of CDN$91,000 in the provision for tax for the three months ended December 31, 2009 compared to CDN$nil for the three months ended December 31, 2008.

The loss before equity in profits/(losses) of non-consolidated entities for the three months ended December 31, 2009 was CDN$1,224,000 compared to CDN$146,000 for the three months ended December 31, 2008.

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

The net loss was CDN$1,294,000 for the three months ended December 31, 2009 compared to CDN$146,000 for the three months ended December 31, 2008.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$419,000, for which there was no comparable amount in 2008.

The net loss attributable to Golden River Resources stockholders amounted to CDN$875,000 for the three months ended December 31, 2009 compared to CDN$146,000 for the three months ended December 31, 2008.

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

Costs and expenses increased from CDN$317,000 in the six months ended December 31, 2008 to CDN$2,574,000 in the six months ended December 31, 2009. As a result of the acquisition of Acadian, a comparison of costs and expenses from 2008 to 2009 is not necessarily accurate.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from CDN$59,000 for the six months ended December 31, 2008 to CDN$306,000 for the six months ended December 31, 2009, primarily as a result of costs associated with the Company’s SEC and IRS compliance obligations. Included within legal, accounting and professional expense for the six months ended December 31, 2009 is CDN$71,000 which relates to the Company’s tax compliance work and CDN$35,000 for Acadian which relates to general legal work, audit and stock transfer costs.

b)
an increase in administrative costs including salaries from CDN$69,000 in the six months ended December 31, 2008 to CDN$586,000 in the six months ended December 31, 2009. Included within administrative expense for the six months ended December 31, 2009 is CDN$423,000 for Acadian which includes head office salaries, rent, office related costs and travel.

c)
an increase in the exploration expenditure expense from CDN$72,000 for the six months ended December 31, 2008 to CDN$1,284,000 for the six months ended December 31, 2009. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the six months ended December 31, 2008 or 2009 by the Company on the Slave and Committee Bay properties. Included within exploration expenditure expense for the six months ended December 31, 2009 is work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance and CDN$1,000,000 increase in provision for site remediation.

d)
a decrease in stock based compensation from CDN$117,000 for the six months ended December 31, 2008 to CDN$39,000 for the six months ended December 31, 2009 as a result of options being fully expensed prior to the current period. See Note 7 concerning the Company’s outstanding stock options.

e)
an increase in depreciation and amortization expense from CDN$nil for the six months ended December 31, 2008 to CDN$220,000 for the six months ended December 31, 2009. The amortization expenses for the six months ended December 31, 2009 relates to the activities of Acadian which is amortizing  the mine and mill (which is on care and maintenance), and equipment.

f)
an increase in interest expense, net from CDN$nil for the six months ended December 31, 2008 to CDN$139,000 for the six months ended December 31, 2009. The interest expenses for the six months ended December 31, 2009 relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place.

As a result of the foregoing, the loss from operations increased from CDN$317,000 for the six months ended December 31, 2008 to CDN$2,574,000 for the six months ended December 31, 2009.

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

The Company has recorded a gain on bargain purchase of CDN$10,305,000 which is disclosed separately on the consolidated statement of operations. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid. Subsequent to acquiring a majority interest in Acadian, the Company acquired an additional 16.001% interest for CDN$5 million which resulted in the Company’s ownership interest in Acadian being increased from 52.764% to 68.765%.. As a result of this additional investment, the Company recorded a credit to Additional Paid-In Capital of CDN$1,994,000. The Company entered into the a fixed price agreement with Acadian in early 2009 to subscribe CDN$10 million for a 68.7% interest in Acadian, at a time when the world stock markets were at a low point given the world economic crisis at that time. The transaction contemplated several closings and was subject to several pre-conditions including approval by TSX and due diligence. Between the time of entering into the agreement and the acquisition date, world economic conditions have improved, metal prices have increased significantly and world stock markets have rallied. This resulted in significantly higher fair values for the assets of Acadian compared to the values at the time the agreement was entered into. Furthermore, Acadian was in a distressed state at the time the agreement was entered into.

The profit before income tax and equity in profits/(losses) of non-consolidated entities for the six months ended December 31, 2009 was CDN$15,170,000 compared to a loss for the six months ended December 31, 2008 of CDN$334,000.

The Company has recorded a provision for tax of CDN$2,624,000 for the six months ended December 31, 2009 compared to a provision for tax of CDN$nil for the six months ended December 31, 2008, as a result of the acquisition of majority interest in Acadian.

The profit before equity in profits of non-consolidated entities for the six months ended December 31, 2009 was CDN$12,546,000 compared to a loss for the six months ended December 31, 2008 of CDN$334,000.

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

The net profit was CDN$12,872,000 for the six months ended December 31, 2009 compared to a net loss of CDN$334,000 for the six months ended December 31, 2008.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$972,000, for which there was no comparable amount in 2008.

The net profit attributable to Golden River Resources stockholders amounted to CDN$13,844,000 for the six months ended December 31, 2009 compared to a net loss of CDN$334,000 for the six months ended December 31, 2008.

Liquidity and Capital Resources

For the six months ended December 31, 2009, net cash from operating activities was CDN$1,736,000 primarily consisting of the net profit of CDN$12,872,000; adjustment to fair value on stepped acquisition of CDN$7,433,000; gain on bargain purchase of CDN$10,305,000; provision for deferred tax of CDN$2,624,000; an increase in accounts payable and accrued expenses of CDN$4,010,000; net cash used in investing activities of CDN$7,585,000 being the net cost of the additional investment in Acadian to 68.765%; and net cash provided by financing activities of CDN$6,262,000 being funds from the sale of common stock of CDN$5,568,000; borrowings from affiliates CDN$4,578,000; repayment to affiliates CDN$3,166,000; re-purchase of warrants CDN$579,000 and repayment of borrowings CDN$139,000.

As of December 31, 2009, the Company had short-term obligations of CDN$9,942,000 comprising accounts payable and accrued expenses, lease liabilities and advance from related parties/associates.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

(FORM 10-Q/A)

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