Form 10-Q/A
period 2010-03-31
GOLDEN RIVER RESOURCES CORP.
filed 2011-02-11
CIK 814904

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 22,931,764 outstanding shares of Common Stock as of May 14, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

	☐	Yes	☐	No

EXPLANATORY NOTE

This Amendment No.1 on Form10-Q/A (“the Amendment”) amends Golden River Resources Corporation (the “Company”) quarterly report on Form 10-Q for the quarterly period ended March 31, 2010 as filed on May 14, 2010 (the “Form 10-Q”). The Company has filed this Amendment to restate previously issued financial statements and the accompanying notes as of and for the period ended March 31, 2010 contained in Item 1. Financial Statements. The Amendment restates the accounting for the acquisition of Acadian Mining Corporation (“Acadian”). During the fourth quarter of fiscal 2010, the Company completed the accounting for the acquisition of Acadian and as a result, adjustments were made to the preliminary fair value accounting at the date of acquisition. In addition, during the first quarter of fiscal 2011, the Board of Directors of the Company and the holder of a majority of the outstanding shares of Common Stock approved a 1-for-10 reverse stock split. The Company has accounted for this reverse stock split in this amended filing and accordingly, all share and per share data has been retroactively restated.

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

SIGNATURES		29

EXHIBIT INDEX		30

Exh. 31.1	Certification	31
Exh. 31.2	Certification	32
Exh. 32.1	Certification	33
Exh. 32.2	Certification	34

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	March 31, 2010	June 30, 2009
	CDN$000’s (As restated) (Unaudited)	CDN$000’s

ASSETS

Current Assets
Cash	101	19
Receivables	47	7
Prepaid expenses and deposits	182	-

Total Current Assets	330	26

Non Current Assets
Cash held for site remediation (note 11)	925	-
Property, plant and equipment (note 12)	6,891	-
Investment in non consolidated entity (note 13)	607	745
Mineral rights (note 10)	43,790	-

Total Non Current Assets	52,213	745

Total Assets	52,543	771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	1,791	116
Note payable (note 3)	1,000	-
Lease liability	2,099	-
Advances from affiliates (note 3)	3	1,138

Total Current Liabilities	4,893	1,254

Non Current Liabilities

Accrued site remediation (note 14)	2,400	-
Advances from affiliates (note 3)	1,054	-
Deferred tax liability (note 15)	2,624	-

Total Non Current Liabilities	6,078	-

Total Liabilities	10,971	1,254

Commitments (Note 9)

Stockholders’ Equity (Deficit):
Common Stock: $.0001 par value
40,000,000 shares authorized (20,000,000 at June 30, 2009)
22,631,764 and 12,671,413 issued and outstanding	2	1
Additional paid-in-capital	48,183	35,966
Less treasury stock at cost, 250 shares	(19)	(19)
Accumulated other comprehensive loss	(372)	(394)
Retained profit (deficit) during exploration stage	1,355	(11,289)
Retained (deficit) prior to exploration stage	(24,748)	(24,748)

Golden River Resources Stockholder’s Equity (Deficit)	24,401	(483)
Non Controlling Interests (note 10)	17,171	-

Total Equity (Deficit)	41,572	(483)

Total Liabilities and Equity	52,543	771

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
Three and Nine Months Ended March 31, 2010 and 2009 and for the cumulative period
July 1, 2002 (inception of exploration activities) to March 31, 2010
(Unaudited)

	Three Months Ended March 31, 2010 CDN$000’s (restated)	Three Months Ended March 31, 2009 CDN$000’s	Nine Months Ended March 31, 2010 CDN$000’s (restated)	Nine Months Ended March 31, 2009 CDN$000’s	July 1, 2002 to March 31, 2010 CDN$000’s

Revenues	$-	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	-	28	39	145	2,760
Exploration expenditure	386	39	1,670	111	4,981
Depreciation and amortization	134	-	354	-	354
Interest expense, net	2	1	141	1	538
Legal, accounting and professional	119	168	425	227	1,494
Administration expenses	880	31	1,466	100	4,853

Total costs and expenses	1,521	267	4,095	584	14,980

(Loss) from operations	(1,521)	(267)	(4,095)	(584)	(14,980)

Foreign currency exchange gain (loss)	(2)	(26)	3	(48)	(156)

Adjustment to fair value on stepped acquisition (note 10)	-	-	7,433	-	7,433

Gain on bargain purchase (note 10)	-	-	10,305	-	10,305

Other income:

Interest– net, related entity	-	-	-	-	5
– Other	-	1	1	6	11

Profit/(loss) before income tax and equity in profits/(losses) of unconsolidated entities	(1,523)	(292)	13,647	(626)	2,618

Provision for income taxes (note 15)	-	-	(2,624)	-	(2,624)

Profit/(loss) before equity in profit/(losses) of unconsolidated entities	(1,523)	(292)	11,023	(626)	(6)

Equity in profits/(losses) of unconsolidated entities	(92)	-	234	-	(26)

Net profit/(loss)	(1,615)	(292)	11,257	(626)	(32)

Net loss attributable to non-controlling interests	415	-	1,387	-	1,806

Net profit/(loss) attributable to Golden River Resources stockholders	(1,200)	(292)	12,644	(626)	1,774

Basic and diluted net profit/(loss) per common equivalent shares	$(0.07)	$(0.02)	$0.77	$(0.08)	$0.44

Weighted number of common equivalent shares used in per share calculation (000’s)	17,783	13,671	16,473	7,795	4,003

The accompanying notes are integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2010 and 2009 and for the cumulative period
July 1, 2002 (inception of exploration activities) to March 31, 2010
(Unaudited)

	2010 (As restated) CDN$000’s	2009 CDN$000’s	July 1, 2002 to Mar 31, 2010 ( As restated) CDN$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(loss)	11,257	(626)	(32)

Adjustments to reconcile net profit (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/ loss	(3)	27	136
Depreciation /amortization of plant and equipment	354	-	380
Stock based compensation	39	142	2,760
Provision for deferred income tax	2,624	-	2,624
Equity in profits of non-consolidated entities	(234)	-	26
Adjustment to fair value on stepped acquisition	(7,433)	-	(7,433)
Bargain purchase of controlled entities	(10,305)	-	(10,305)
Accrued interest added to principal	139	-	312
Net change net of acquisition in:
Receivables	(41)	12	(47)
Staking deposit	-	-	22
Prepaid expenses and deposits	(182)	-	(182)
Accounts payable and accrued expenses	(606)	9	(487)

Net Cash (Used) in Operating Activities	(4,391)	(436)	(12,226)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash acquired	(7,585)	(998)	(8,585)
Purchase of plant and equipment	-	-	(25)

Net Cash (Used) in Investing Activities	(7,585)	(998)	(8,610)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Borrowings from affiliates	5,178	-	6,144
Repayments to affiliates	(3,166)	-	(3,166)
Proceeds from issuance of stock	10,764	-	10,764
Repayment of borrowings	(139)	-	(139)
Sale of warrants (net)	-	643	4,749
Re-purchase of warrants	(579)	-	(579)
Proceeds from loan payable	-	837	3,261

Net Cash Provided by Financing Activities	12,058	1,480	21,034

Effects of Exchange Rate on Cash	-	(25)	(97)

Net Increase in Cash	82	21	101
Cash at Beginning of Period	19	7	-

Cash at End of Period	101	28	101
Supplemental Disclosures
Interest Paid	139	-	479

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt Acquisition of subsidiary (note 10)	-	-	593

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

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2010
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2010
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	-	$(3)

Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	-	$19

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	-	$510

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$48	-	$48

Net (loss)	-	-	-	-	$(1,965)	-	-	-	-	$(1,965)

Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,964)	$(24,748)	$-	$(378)	-	$82

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	-	333

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$27	-	$27

Net (loss)	-	-	-	-	$(1,073)	-	-	-	-	$(1,073)

Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(10,037)	$(24,748)	$-	$(351)	-	$(631)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	-	173

Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	-	682

Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	$(43)	-	$(43)

Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	-	588

Net (loss)	-	-	-	-	$(1,252)	-	-	-	-	$(1,252)

Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,289)	$(24,748)	$-	$(394)	-	$(483)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$39	-	-	-	-		$39

Sale of 9,960,351 shares	9,960	$1	-	$10,763	-	-	-	-	-	$10,764

Re-Purchase of warrants	-	-	-	$(579)	-	-	-	-	-	$(579)

Net unrealised gain on foreign exchange	-	-	-	-	-	-	-	$22	-	$22

Net profit	-	-	-	-	$11,257	-	-	-	-	$11,257

Adjustment for additional investment in consolidated subsidary	-	-	-	$1,994	-	-	-	-	$(1,994)	$0

Fair value of non-controlling interest	-	-	-	-	-	-	-	-	$20,552	$20,552

Net loss attributable to non-controlling interests	-	-	-	-	$1,387	-	-	-	$(1,387)	$0

Balance March 31, 2010	22,631	$2	$(19)	$48,183	$1,355	$(24,748)	-	$(372)	$17,171	$41,572

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

During the nine months ended March 31, 2010 and 2009, AXIS advanced the Company CDN$403,729 and CDN$106,967 respectively and provided services in accordance with the service agreement of CDN$281,866 and CDN$90,513 respectively. The amounts owed to AXIS at March 31, 2010 and 2009 was CDN$1,053,524 and CDN$461,373 respectively and are reflected in non-current liabilities – advances from affiliates.  During the nine months ended March 31, 2010 and 2009 AXIS did not charge interest.  AXIS is affiliated through common management and ownership.

In order to settle the first tranche of the acquisition of Acadian, Wilzed Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of the Company advanced CDN$582,790 (A$650,000) to the Company. The Company repaid the advance on July 24, 2009. Wilzed did not charge interest on the advance.

During the nine months ended March 31, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe, for shares by March 31, 2010, for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. During September 2009, pursuant to the subscription agreement, the Company has closed in private placement transactions with NCRC, the sale of 5,056,671 shares of common stock at an issue price of US$1.00 per share raising CDN$5,582,790. On March 31, 2010, the Company closed a further private placement transaction with NCRC, by the sale of 4,903,680 shares of common stock at a purchase price of US$1.00 per share for aggregate proceeds of CDN$5,181,196. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes.  Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 45.67% of the outstanding common stock of NCRC. NCRC currently holds approximately 92.74% of the outstanding common stock of the Company. The amount owed to NCRC at March 31, 2010 under current liabilities – advances from affiliates was CDN$3,456.

Acadian shares office facilities with Royal Roads Corp and Buchans River Ltd (non-consolidated entities of Acadian).  During the period ended March 31, 2010 Acadian charged CDN$45,000 in common costs to these companies. The amount charged is estimated to be the fair value of the costs. The amount was offset against interest owing to Royal Roads on intercompany advances.

On November 24, 2009, CDN$2,583,459 was repaid to Royal Roads Corp by Acadian on behalf of ScoZinc Ltd, a 100% owned subsidiary of Acadian. Royal Roads Corp charged interest at 10% per annum, payable quarterly.  Acadian guaranteed the full amount of the debt and, as security, granted security over all of its assets, including the shares of Royal Roads Corp. that Acadian owns..

During the nine months ended March 31, 2010 Acadian paid CDN$15,000 in consulting fees to a director of Acadian.

Acadian acquired the remaining 50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due July 2010 and a 1% net smelter royalty payable to Mr. Will Felderhof, the former President and CEO of Acadian, and members of his family. Amounts due are reflected in current liabilities – note payable at March 31, 2010. Acadian also paid an amount due to Mr. Felderhof of CDN$9,610.

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

The accumulated deficit of the Company from inception through March 31, 2010 amounted to CDN$23,393,000 of which CDN$1,355,000 is retained profits from July 2002, the date the Company entered the Exploration Stage, through March 31, 2010.

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

The Company calculated the fair value of the 140,000 options using the Black Scholes valuation method using a fair value share price of US$10.00, strike price of US$10.00, maturity period of 5 years 7 ½ months, risk free interest rate of 5.15% and volatility of 20%.  This equates to a value of US3.185 cents per option. The total value of the options equates to CDN$1,645,780 (US$1,352,820) and such amount was amortized over the vesting period. At March 31, 2010, the options were fully vested.

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

On October 19, 2006, the Directors of the Company agreed to offer a further 465,000 options under the Stock Option Plan. The options have no issue price, an exercise price of US$3.08, and a latest exercise date of October 19, 2016. The options vest 1/3 on October 19, 2007 (“T1”), 1/3 on October 19, 2008 (“T2”) and 1/3 on October 19, 2009 (“T3”). The Company obtained an external valuation on the options from an unrelated third party.

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

Profit/(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, “Earnings per Share”.

The following table reconciles the weighted average shares outstanding used for the computation:

	Nine months ended March 31
	2010	2009
Weighted average shares	‘000s	‘000s

Outstanding - basic	16,473	6,796
- Warrants	-	1,000
Weighted average shares outstanding	16,473	7,796

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Three months ended March 31
	2010	2009
Diluted weighted average shares	‘000s	‘000s

Basic	17,783	13,671
Effect of employee stock based awards	-	-
Diluted weighted average shares outstanding	17,783	13,671

 Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(9)           Commitments

In June 2008, the Company agreed on terms with Tahera Diamond Corporation to obtain full control of the mining properties that are listed in the Tahera/GRR agreement through the issuance of 300,000 shares of common stock and the payment of CDN$86,000. The CDN$86,000 was paid prior to June 30, 2008. . On May 10, 2010 the final agreements were executed and the shares have been issued.

(10)         Acquisitions

Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches, giving Golden River a 68.71% holding in Acadian.

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

	2010 CDN$000’s	2009 CDN$000’s
Revenue	-	-
Net profit(loss)	(2,191)	(22,147)
Basic and diluted profit(loss) per share	(0.13)	(2.84)

During the quarter ended December 31, 2008, Acadian recorded an impairment charge write off of CDN$19,791,000 based at that time on the review by management of the carrying value of mining assets and investments.

During July, 2009 Acadian recorded a gain on settlement of liabilities under Companies’ Creditors Arrangement Act of CDN$3,104,170 and as at March 31, 2010 Acadian recorded a loss on disposal of leased assets of CDN$311,096

(11)         Cash held for Site Remediation

Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and /or mining operations at the sites. Currently the Company has CDN$925,000 on deposit with the relevant authorities in Canada to cover the cost of this remediation work.

(12)         Property, Plant and Equipment

	Cost CDN$	Accumulated Depreciation CDN$	Net CDN$
Office
Building	260,118	4,822	255,296
Automotive equipment	63,015	14,701	48,314
Office fixtures and computer equipment	257,702	37,977	219,725
Land	405,617	-	405,617

	986,452	57,500	928,952

Mine Site
Land	566,950	-	566,950
Building	1,842,204	103,590	1,738,614
Automotive equipment	212,684	28,358	184,326
Equipment	3,636,602	164,537	3,472,065

	6,258,440	296,485	5,961,955

Other	6,589	6,589	-

Balance March 31, 2010	7,251,481	360,574	6,890,907

(13)         Investment in Non-Consolidated Entity

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

The Company’s net deferred tax liability at March 31, 2010 is summarized as follows:

CDN$000s
Deferred tax asset
Net operating loss carry forward	2,996
Exploration expenditure	469
3,465
Less valuation allowance	(3,465)
-

Deferred tax liability Investment in subsidiary	(2,624)
Net deferred taxes	(2,624)

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$5,200,000 at March 31, 2010 and expire in years 2002 through 2009. Net operating loss carryforwards in Canada do not have definite expiration dates.

(16)         Restatements of Prior Period Financial Information

The Company has restated its previously issued financial statements and accompanying footnotes as of and for the quarter and nine months ended March 31, 2010 to effect the changes to the fair value of the assets acquired and liabilities assumed after the completion during the fourth quarter of fiscal 2010 of the accounting for the acquisition of Acadian (note 10). In addition, as discussed in note 18, the consolidated financial statements have been restated to give effect to a 10:1 stock split.

The effects of the restatement are shown in the following tables:

Consolidated Balance Sheet March 31, 2010

	CDN$000’s (original)	Company acquisition fair value changes CDN$000’s	CDN$000’s (restated)
ASSETS

Current Assets
Cash	101	-	101
Receivables	47	-	47
Prepaid expenses and deposits	182	-	182

Total Current Assets	330	-	330
Non Current Assets
Cash held for site remediation	925	-	925
Property, plant and equipment	7,148	(257)	6,891
Investment in non consolidated entity	620	(13)	607
Mineral rights	86,798	(43,008)	43,790

Total Non Current Assets	95,491	(43,278)	52,213

Total Assets	95,821	(43,278)	52,543
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	1,791	-	1,791
Note payable	1,000	-	1,000
Lease liability	2,527	(428)	2,099
Advances from affiliates	3	-	3

Total Current Liabilities	5,321	(428)	4,893
Non Current Liabilities
Accrued site remediation	2,400	-	2,400
Advances from affiliates	1,054	-	1,054
Deferred tax liability	13,486	(10,862)	2,624

Total Non Current Liabilities	16,940	(10,862)	6,078

Total Liabilities	22,261	(11,290)	10,971
Stockholders’ Equity :
Common Stock: $.0001 par value
40,000,000 shares authorized (20,000,000 at June 30, 2009)
22,631,764 and 12,671,413 issued and outstanding	27	(25)	2
Additional Paid-in-Capital	55,368	(7,185)	48,183
Less treasury stock at cost, 250 shares	(19)	-	(19)
Accumulated other comprehensive loss	(372)	-	(372)
Retained profit during exploration stage	13,076	(11,721)	1,355
Retained deficit prior to exploration stage	(24,748)	-	(24,748)

Golden River Resources Stockholders Equity	43,332	(18,931)	24,401
Non controlling interests	30,228	(13,057)	17,171

Total Equity	73,560	(31,988)	41,572

Total Liabilities and Equity	95,821	(43,278)	52,543

As a result of restatement of the consolidated balance sheet as of March 31, 2010, total assets decreased from CDN$95,821,000 to CDN$52,543,000. The decrease of total assets was mainly derived from a decrease in mineral rights by CDN$43,008,000. As at date of acquisition, management estimated the provisional fair value of the mineral rights using known information at the time. Subsequently, the Company retained an investment banking firm to provide a formal valuation which has been used in final fair value calculations.

The total liabilities have decreased from CDN$22,261,000 as originally reported to CDN$10,971,000. The decrease in total liabilities was derived mainly from a decrease of CDN$10,862,000 in deferred tax liability.

The total stockholders’ equity was restated from CDN$73,560,000 to CDN$41,572,000. The decrease of total equity was primarily derived from a decrease of CDN$11,721,000 in retained profit during exploration stage and a decrease in non-controlling interests of CDN$13,057,000.

The total liabilities and stockholders’ equity was restated from CDN$95,821,000 to CDN$52,543,000.

Consolidated Statement of Operations Three months ended March 31, 2010

	CDN$000’s (original)	Company Acquisition fair value changes CDN$000s	CDN$000’s (restated)

Revenues	$-	$-	$-
Costs and Expenses:

Exploration expenditure	546	(160)	386
Depreciation and amortization	160	(26)	134
Profit on disposal of equipment	(12)	12	-
Interest expense, net	2	-	2
Legal, accounting and professional	119	-	119
Administration expenses	890	(10)	880

Total costs and expenses	1,705	(184)	1,521

(Loss) from operations	(1,705)	184	(1,521)

Foreign currency exchange gain (Loss)	(2)	-	(2)

(Loss) before income tax and equity in losses of unconsolidated entities	(1,707)	184	(1,523)
Equity in (losses) of unconsolidated entities	(92)	-	(92)

(Loss) before income tax	(1,799)	184	(1,615)
Provision for deferred income tax	-	-	-

Net (Loss)	(1,799)	184	(1,615)

Net Loss attributable to non-controlling interests	473	(58)	415

Net (Loss) attributable to Golden River Resources stockholders	(1,326)	126	(1,200)

Basic and diluted net profit/(loss) per common equivalent shares	$(0.07)	-	$(0.07)

Basic and diluted weighted number of common equivalent shares outstanding (000’s)	17,783		17,783

As a result of the restatement of consolidated statement of operations for the three months ended March 31, 2010, total net loss attributable to Golden River Resources stockholders decreased from CDN$1,326,000 as originally reported to CDN$1,200,000.

Consolidated Statement of Operations Nine months ended March 31, 2010

	CDN$000’s (original)	Company Acquisition fair value changes CDN$000s	CDN$000’s (restated)
Revenues	$-	$-	$-

Costs and Expenses:

Stock based compensation	39	-	39
Exploration expenditure	1,547	123	1,670
Depreciation and amortization	892	(538)	354
Loss/(profit) on disposal of equipment	247	(247)	-
Interest expense, net	141	-	141
Legal, accounting and professional	413	12	425
Administration expenses	1,545	(79)	1,466

Total costs and expenses	4,824	(729)	4,095

(Loss) from operations	(4.824)	729	(4,095)

Foreign currency exchange gain	3	-	3
Adjustment to fair value on stepped acquisition	16,098	(8,665)	7,433
Gain on bargain purchase	24,626	(14,321)	10,305
Other Income:
Interest – other	1	-	1

Profit before income tax and equity in profits of unconsolidated entities	35,904	(22,257)	13,647
Provision for deferred income tax	(13,486)	10,862	(2,624)

Profit before equity in profits of unconsolidated enti8ties	22,418	(11,395)	11,023
Equity in profits of unconsolidated entities	234	-	234

Net Profit	22,652	(11,395)	11,257
Net profit attributable to non-controlling interests	1,713	(326)	1,387

Net profit attributable to Golden River Resources stockholders	24,365	(11,721)	12,644

Basic and diluted net profit per common equivalent shares	$1.48	$-	$0.77

Basic and diluted weighted number of common equivalent shares outstanding (000’s)	16,473	-	16,473

As a result of the restatement of consolidated statement of operations for the nine months ended March 31, 2010, total net profit decreased from CDN$22,652,000 as originally reported to CDN$11,257,000

The decreased loss was mainly composed of a decrease in adjustment to fair value on stepped acquisition of CDN$8,665,000, a decrease in gain on bargain purchase of CDN$14,321,000 and a decrease in provision for income taxes of CDN$10,862,000.

Consolidated Statement of Cash Flows
Nine months ended March 31, 2010

	CDN$000s (Original)	Company Acquisition Fair Value changes CDN$000s	CDN$000s (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit	24,365	(13,108)	11,257

Adjustments to reconcile net profit to net cash (used) in operating activities attributable to Golden River Resources shareholders
Foreign currency exchange (loss)	(3)	-	(3)
Depreciation/amortization of plant and equipment	892	(538)	354
Loss on disposal of equipment	247	(247)	-
Stock based compensation	39	-	39
Provision for deferred income tax	13,486	(10,862)	2,624
Equity in profits of non-consolidated entities	(234)	-	(234)
Net loss attributable to non controlling interests	(1,713)	1,713	-
Adjustment to fair value on stepped acquisition	(16,098)	8,665	(7,433)
Bargain purchase of controlled entities	(24,626)	14,321	(10,305)
Accrued interest added to principal	139	-	139
Net Change net of acquisition in:
Receivables	(41)	-	(41)
Prepayments and deposits	(182)	-	(182)
Accounts payable and accrued expenses	(662)	56	(606)

Net Cash (used) in Operating Activities	(4,391)	-	(4,391)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of majority owned subsidiary net of cash acquired	(7,585)	-	(7,585)

Net Cash (Used) in Investing Activities	(7,585)	-	(7,585)
CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Borrowings from affiliates	5,178	-	5,178
Repayment s from affiliates	(3,166)	-	(3,166)
Proceeds from issuance of stock	10,764	-	10,764
Repayment of borrowings	(139)	-	(139)
Re-Purchase of warrants	(579)	-	(579)

Net Cash Provided by Financing Activities	(12,058)	-	(12,058)

Effects of Exchange Rate on Cash	-	-	-

Net Increase in Cash	82	-	82
Cash at Beginning of Period	19	-	19

Cash at End of Period	101	-	101
Supplemental Disclosures
Interest Paid	139	-	139

As a result of the restatement, there was no change in net cash (used) in operating activities. The net CDN$nil change was mainly composed of a decrease in adjustment to fair value on stepped acquisition of CDN$8,665,000, a decrease in gain on bargain purchase price of CDN$14,321,000 and a decrease in a provision for income taxes of CDN $10,862,000.

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

RESULTS OF OPERATION

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009.

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

As a result of the acquisition of Acadian, commencing at the end of March 2009, there is a lack of comparability between the Company’s results for the nine months ended March 31, 2009 and the nine months ended March 31, 2010. Costs and expenses increased from CDN$267,000 in the three months ended March 31, 2009 to CDN$1,521,000 in the three months ended March 31, 2010.

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

b)
an increase in administration expenses including salaries from CDN$31,000 in the three months ended March 31, 2009 to CDN$880,000 in the three months ended March 31, 2010. Included within administrative expense for the three months ended March 31, 2010 is CDN$699,000 for Acadian which includes head office salaries, rent, office related costs and travel.

c)
an increase in the exploration expenditure expense from CDN$39,000 for the three months ended March 31, 2009 to CDN$386,000 for the three months ended March 31, 2010. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the three months ended March 31, 2009 or 2010 by the Company on the Slave and Committee Bay properties. Included within exploration expenditure expense for the three months ended March 31, 2010 is work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance.

d)
a decrease in stock based compensation from CDN$28,000 for the three months ended March 31, 2009  to CDN$Nil for the three months ended March 31, 2010 as a result of options being fully expensed prior to the current period.

e)
an increase in depreciation and amortization expense from CDN$nil for the three months ended March 31, 2009 to CDN$134,000 for the three months ended March 31, 2010. The depreciation and amortization expense for the three months ended March 31, 2010 relates to the activities of Acadian which is amortizing  the mine and mill (which is on care and maintenance), and equipment.

f)
an increase in interest expense from CDN$1,000 for the three months ended March 31, 2009 to CDN$2,000 for the three months ended March 31, 2010. The interest expense, net for the three months ended March 31, 2010 relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place.

As a result of the foregoing, the loss from operations increased from CDN$267,000 for the three months ended March 31, 2009, to CDN$1,521,000 for the three months ended March 31, 2010.

The Company recorded a foreign currency exchange loss of CDN$2,000 for the three months ended March 31, 2010 compared to a foreign currency exchange loss of CDN$26,000 for the three months ended March 31, 2009.

A decrease in interest income from CDN$1,000 for the three months ended March 31, 2009 to CDN$nil for the three months ended March 31, 2010.

The loss before income taxes and equity in profits/(losses) of unconsolidated entities for the three months ended March 31, 2010  was CDN$1,523,000 compared CDN$292,000 for the three months ended March 31, 2009.

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

The net loss was CDN$1,615,000 for the three months ended March 31, 2010 compared to CDN$292,000 for the three months ended March 31, 2009.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$415,000, for which there was no comparable amount in 2009.

The net loss attributable to Golden River Resources stockholders amounted to CDN$1,200,000 for the three months ended March 31, 2010 compared to CDN$292,000 for the three months ended March 31, 2009.

Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009.

As a result of the acquisition of Acadian commencing at the end of March 2009, there is a lack of comparability between the Company’s results for the nine months ended March 31, 2009 and the nine months ended March 31, 2010. Costs and expenses increased from CDN$584,000 in the nine months ended March 31, 2009 to CDN$4,095,000 in the nine months ended March 31, 2010.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from CDN$227,000 for the nine months ended March 31, 2009 to CDN$425,000 for the nine months ended March 31, 2010, primarily as a result of costs associated with the Company’s SEC and IRS compliance obligations. Included within legal, accounting and professional expense for the nine months ended March 31, 2010 is CDN$71,000 which relates to the Company’s tax compliance work and CDN$103,000 for Acadian which relates to general legal work, audit and stock transfer costs.

b)
an increase in administration expenses including salaries from CDN$100,000 in the nine months ended March 31, 2009 to CDN$1,466,000 in the nine months ended March 31, 2010. Included within administrative expense for the nine months ended March 31, 2010 is CDN$1,122,000 for Acadian which includes head office salaries, rent, office related costs and travel.

c)
an increase in the exploration expenditure expense from CDN$111,000 for the nine months ended March 31, 2009 to CDN$1,670,000 for the nine months ended March 31, 2010. The costs related to consultants providing exploration reviews and advice. No field work was undertaken during the nine months ended March 31, 2009 or 2010 by the Company on the Slave and Committee Bay properties. Included within exploration expenditure expense for the nine months ended March 31, 2010 is work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance and CDN$1,000,000 increase in provision for site remediation.

d)
a decrease in stock based compensation from CDN$145,000 for the nine months ended March 31, 2009 to CDN$39,000 for the nine months ended March 31, 2010 as a result of options being fully expensed prior to the current period.

e)
an increase in depreciation and amortization expense from CDN$nil for the nine months ended March 31, 2009 to CDN$354,000 for the nine months ended March 31, 2010. The depreciation and amortization expenses for the nine months ended March 31, 2010 relates to the activities of Acadian which is amortizing  the mine and mill (which is on care and maintenance), and equipment.

f)
an increase in interest expense from CDN$1,000 for the nine months ended March 31, 2009 to CDN$141,000 for the nine months ended March 31, 2010. The interest expense, net for the nine months ended March 31, 2010 relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place.

As a result of the foregoing, the loss from operations increased from CDN$584,000 for the nine months ended March 31, 2009 to CDN$4,095,000 for the nine months ended March 31, 2010.

The Company recorded a foreign currency exchange gain of CDN$3,000 for nine months ended March 31, 2010 compared to a foreign currency exchange loss of CDN$48,000 for the nine months ended March 31, 2009.

The Company also recorded a decrease in interest income from CDN$6,000 for the nine months ended March 31, 2009 to CDN$1,000 for the nine months ended March 31, 2010.

On March 17, 2009, the Company announced that it had reached agreement with Acadian to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The closing of the first tranche, for an aggregate of CDN$1.0 million (38,111,334 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. Throughout July 2009, further closings for an aggregate of CDN$4 million occurred and at July 31, 2009, the Company held a 52.764% interest in Acadian. In accordance with accounting principles generally accepted in the United States of America, the Company calculated the difference between the fair market value and the carrying amount of the Company’s 19.9% interest in Acadian at the acquisition date of July 31, 2009 and recorded an adjustment to fair value on stepped acquisition of CDN$7,433,000.

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

The profit before income tax and equity in profits/(losses) of unconsolidated entities for the nine months ended March 31, 2010 was CDN$13,647,000 compared to a loss for the nine months ended March 31, 2009 of CDN$626,000.

The Company has recorded a provision for tax of CDN$2,624,000 for the nine months ended March 31, 2010  compared to a provision for tax of CDN$nil for the nine months ended March 31, 2009, as a result of the acquisition of majority interest in Acadian.

The profit before equity in profits/(losses) of unconsolidated entities for the nine months ended March 31, 2010 was CDN$11,023,000 compared to a loss for the nine months ended March 31, 2009 of CDN$626,000.

As noted above, the Company held a 19.89% interest in Acadian at June 30, 2009 which increased to 52.764% at July 31, 2009. The Company accounted for its 19.89% interest in Acadian for the month of July 2009 using the equity method of accounting. Further, the Company via Acadian, held a 29.18% interest in Royal Roads Corp which is also accounted for using the equity method of accounting and its share of the loss of the unconsolidated entities for the nine months ended March 31, 2010 was CDN$234,000 (2009: $nil).

The net profit was CDN$11,257,000 for the nine months ended March 31, 2010 compared to a net loss of CDN$626,000 for the nine months ended March 31, 2009.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$1,387,000, for which there was no comparable amount in 2009.

The net profit attributable to Golden River Resources stockholders amounted to CDN$12,644,000 for the nine months ended March 31, 2010 compared to a net loss of CDN$626,000 for the nine months ended March 31, 2009.

Liquidity and Capital Resources

For the nine months ended March 31, 2010, net cash used by operating activities was CDN$4,391,000 primarily consisting of the net profit of CDN$11,257,000; adjustment to fair value on stepped acquisition of CDN$7,433,000; gain on bargain purchase of CDN$10,305,000; provision for deferred tax of CDN$2,624,000; an decrease in accounts payable and accrued expenses of CDN$606,000; net cash used in investing activities of CDN$7,585,000 being the net cost of the additional investment in Acadian to 68.765%; and net cash provided by financing activities of CDN$12,058,000 being funds from the sale of common stock of CDN$10,764,000; borrowings from affiliates CDN$5,178,000; repayment to affiliates CDN$3,166,000; re-purchase of warrants CDN$579,000 and repayment of borrowings CDN$139,000.

As of March 31, 2010, the Company had short-term obligations of CDN$4,893,000 comprising accounts payable and accrued expenses, lease liabilities and a note payable.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2010, the Company had no outstanding loan facilities.

Item 4.	Controls and Procedures.

a)	Disclosure Controls and Procedures

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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