Form 10-Q
period 2010-12-31
GOLDEN RIVER RESOURCES CORP.
filed 2011-02-14
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2010
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,594 outstanding shares of Common Stock as of February 14, 2011.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 2010, the results of its consolidated operations for the three and six month periods ended December 31, 2010 and December 31, 2009, and the changes in its consolidated cash flows for the six month periods ended December 31, 2010 and December 31, 2009, have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company’s fiscal 2010 revenue and expenses are primarily denominated in Canadian dollars (CDN$). ASC Topic 830 “Foreign Currency Matters” states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

Restatement of Financial Statements

The financial statements for the three and six months ended December 31, 2009 have been restated to revise the fair value amounts related to the assets and liabilities of Acadian Mining Corporation (Acadian).

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	December 31, 2010	June 30, 2010
	CDN$000’s	CDN$000’s
ASSETS

Current Assets
Cash	510	957
Receivables	84	78
Prepaid expenses and deposits	164	141

Total Current Assets	758	1,176

Non Current Assets
Cash held for site remediation (notes 13 and 18)	925	925
Property, plant and equipment (notes 14 and 18)	5,940	6,757
Mineral rights (notes 12 and 18)	43,790	43,790

Total Non Current Assets	50,655	51,472

Total Assets	51,413	52,648

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	1,788	2,090
Note payable (note 4)	900	-
Other current liability (note 16)	1,898	2,099
Advances from affiliates (note 4)	205	203

Total Current Liabilities	4,791	4,392

Non Current Liabilities

Accrued site remediation (notes 15 and 18)	2,800	2,400
Note payable (note 4)	-	900
Advances from affiliates (note 4)	340	1,129
Deferred tax liability (note 17)	2,729	2,624

Total Non Current Liabilities	5,869	7,053

Total Liabilities	10,660	11,445

Commitments (Note 8)

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,844 and 22,931,764 issued and outstanding	5	2
Additional paid-in-capital	53,416	48,810
Less treasury stock at cost, 250 shares	(19)	(19)
Accumulated other comprehensive loss	(372)	(372)
Retained profit (deficit) during exploration stage	(2,376)	376
Retained (deficit) prior to exploration stage	(24,748)	(24,748)

Golden River Resources Stockholders’ Equity	25,906	24,049
Non Controlling Interests (note 11)	14,847	17,154

Total Equity	40,753	41,203

Total Liabilities and Equity	51,413	52,648

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
Three and Six Months Ended December 31, 2010 and 2009 and for the cumulative period
July 1, 2002 (inception of exploration activities) to December 31, 2010
(Unaudited)

	Three Months Ended December 31, 2010 CDN$000’s	Three Months Ended December 31, 2009 (As restated) CDN$000’s	Six Months Ended December 31, 2010 CDN$000’s	Six Months Ended December 31, 2009 (As restated) CDN$000’s	July 1, 2002 to December 31, 2010 CDN$000’s

Revenues	$-	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	-	6	-	39	2,760
Exploration expenditure	761	584	1,590	1,284	8,178
Depreciation and amortization	128	132	253	220	741
Interest expense (income), net	(107)	40	(65)	139	479
Legal, accounting and professional	165	187	401	306	2,137
Administrative expenses	424	376	995	585	6,249

Total costs and expenses	1,371	1,325	3,174	2,573	20,544

(Loss) from operations	(1,371)	(1,325)	(3,174)	(2,573)	(20,544)

Foreign currency exchange gain (loss)	(21)	10	(147)	5	(264)
Adjustment to fair value on stepped acquisition (note 2)	-	-	-	7,433	7,433
Gain on bargain purchase (note 2)	-	-	-	10,305	10,305
Profit on disposal of plant and equipment	48	-	48	-	48
Write off of plant and equipment	(170)	-	(170)	-	(170)
Other Income:
Profit from sale of equity investments	-	-	-	-	1,355
Interest (expense) income – net, related entity	-	-	-	-	5
– other	(34)	1	1	1	12

Profit/(loss) before income tax and equity in profits/(losses) of unconsolidated entities	(1,548)	(1,314)	(3,442)	15,171	(1,820)
Provision for income taxes (note 17)	-	91	(105)	(2,624)	(2,729)

Profit/(loss) before equity in profits/(losses) of unconsolidated entities	(1,548)	(1,223)	(3,547)	12,547	(4,549)
Equity in profits/(losses) of unconsolidated entities	-	(70)	-	326	(26)

Net profit/(loss)	(1,548)	(1,293)	(3,547)	12,873	(4,575)

Net loss attributable to non-controlling interests	347	418	795	971	2,199

Net profit/(loss) attributable to Golden River Resources Stockholders	(1,201)	(875)	(2,752)	13,844	(2,376)

Basic and diluted net profit/(loss) per common equivalent shares	$(0.05)	$(0.05)	$(0.11)	$0.87	$(0.41)

Weighted average number of common equivalent shares	24,712	17,728	24,435	15,833	5,764

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2010 and 2009 and for the cumulative period
July 1, 2002 (inception of exploration activities) to December 31, 2010
(Unaudited)

	Six months ended December 31, 2010 CDN$000’s	Six months ended December 31, 2009 (As restated) CDN$000’s	July 1, 2002 to Dec 31, 2010 CDN$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(loss)	(3,547)	12,873	(4,575)

Adjustments to reconcile net profit (loss) to net cash provided by(used) in operating activities
Foreign currency exchange (gain)/ loss	147	(5)	264
Depreciation /amortization of plant and equipment	253	220	741
Stock based compensation	-	39	2,760
Provision for deferred income tax	105	2,624	2,729
Equity in profits/(losses) of non-consolidated entities	-	(326)	26
Adjustment to fair value on stepped acquisition	-	(7,433)	(7,433)
Bargain purchase of controlled entities	-	(10,305)	(10,305)
Profit from sale of equity investment	-	-	(1,355)
Profit on disposal of plant and equipment	(48)	-	(48)
Write off of exploration costs	377	-	377
Write off of plant and equipment	170	-	170
Accrued interest added to principal	-	139	320
Net change net of acquisition in:
Receivables	(6)	(2)	(83)
Staking deposit	-	-	22
Prepaid expenses and deposits	(23)	(97)	(164)
Accounts payable and accrued expenses	998	4,009	1,602
Accrued site remediation	400	-	400

Net Cash Provided by(Used) in Operating Activities	(1,174)	1,736	(14,552)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds of sale of equity investment	-	-	1,963
Investment in consolidated entity	(1,477)	(7,585)	(10,062)
Proceeds of disposal of plant and equipment	76	-	76
Purchase of plant and equipment	(19)	-	(199)

Net Cash (Used) in Investing Activities	(1,420)	(7,585)	(8,222)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Borrowings from affiliates	672	4,578	7,015
Repayments to affiliates	(1,622)	(3,166)	(4,788)
Proceeds from issuance of stock	3,097	5,568	13,862
Repayment of borrowings	-	(139)	(139)
Sale of warrants (net)	-	-	4,749
Re-purchase of warrants	-	(579)	(579)
Proceeds from loan payable	-	-	3,261

Net Cash Provided by Financing Activities	2,147	6,262	23,381

Effects of Exchange Rate on Cash	-	-	(97)

Net (Decrease)/Increase in Cash	(447)	413	510
Cash at Beginning of Period	957	19	-

Cash at End of Period	510	432	510
Supplemental Disclosures
Interest Paid	42	139	521

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt	-	-	593
Stock issued for acquisition of properties	-	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2010
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2010
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
December 31, 2010
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2010
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

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2010
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2010
(Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Issue of 33,875,000 shares	33,876	$3	-	$3,094	-	-	-	-	-	$3,097

Net (loss)	-	-	-	-	$(3,547)	-	-	-	-	$(3,547)

Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	-	$(1,512)	-

Net loss attributable to non-controlling interests	-	-	-	-	$795	-	-	-	$(795)	-

Balance December 31, 2010	56,807	$5	$(19)	$53,416	$(2,376)	$(24,748)	$-	$(372)	$14,847	$40,753

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

(1)           Organisation

Golden River Resources Corporation (“Golden River Resources” or the “Company”), formerly Bay Resources Ltd, is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with the President of Golden River Resources and his spouse. These companies owned 96.7% of Golden River Resources as of December 31, 2010.

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

(2)           Restatement of Financial Statements

The financial statements for the six month period ended December 31, 2009 have been restated to revise the fair value amounts related to the assets and liabilities of Acadian.

During the fourth quarter of fiscal 2010, the Company completed the accounting for the acquisition of Acadian and as a result, adjustments were made to the preliminary fair value accounting at the date of acquisition. The following table discloses the preliminary fair value estimates and the final fair value amounts of the assets and liabilities of Acadian at acquisition date.

The aggregate effect of these changes to the fair value of the assets acquired and liabilities assumed represents a material retrospective adjustment to provisional amounts previously recorded by the Company which were reflected in the December 31, 2009 interim financial statements filed by the Company.

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

In April 2010, the FASB issued ASU 2010-13, Share Based Payment Awards Denominated in Certain Currencies. The ASU guidance issued to amend ASC 718, Compensation – Stock Compensation clarifies that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. This amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-13 did not have a material impact on our financial position, results of operations or cash flows.

(4)           Affiliate Transactions

Golden River Resources advances to and receives advances from various affiliates.  All advances between consolidated affiliates are eliminated on consolidation.

The Company has entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management. The Company is one of ten affiliated companies to which AXIS provides services. Each of the companies has some common Directors, officers and shareholders. Golden River Resources holds a 9.09% interest in AXIS at a cost of A$1 and is accounted for under the cost method. Any profits generated by AXIS are returned to its shareholders in the form of dividends.

During the six months ended December 31, 2010 and 2009, AXIS advanced the Company CDN$602,633 and CDN$251,091 respectively and provided services in accordance with the service agreement of CDN$66,607 and CDN$74,515 respectively. During the six months ended December 31, 2010, the Company repaid CDN$1,622,400. The amounts owed to AXIS at December 31, 2010 and 2009 was CDN$340,556 and CDN$853,252 respectively and are reflected in non-current liabilities – advances from affiliates. During the six months ended December 31, 2010 and 2009 AXIS did not charge interest.

During the 2009 fiscal year, in order to settle the first tranche of the acquisition of Acadian, Wilzed Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of the Company advanced CDN$582,790 (A$650,000) to the Company. The Company repaid the advance on July 24, 2009. Wilzed did not charge interest on the advance.

In September, 2009, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. Pursuant to the subscription agreement, the Company (i) issued 5,056,671 shares of common stock at an issue price of US$1.00 per share raising CDN$5,582,790 during September 2009, (ii) on March 31, 2010, the Company issued 4,903,680 shares of common stock at a purchase price of US$1.00 per share for aggregate proceeds of CDN$5,181,196, and (iii) on July 14, 2010, the Company issued 1,427,580 shares at an issue price of US$1.00 per share, raising CDN$1,475,261. Effective as of December 31, 2010, the Company issued 32,448,000 shares at an issue price of US$0.05 per share, raising CDN$1,622,400. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is affiliated owned approximately 43.67% of the outstanding common stock of NCRC. NCRC currently holds approximately 96.578% of the outstanding common stock of the Company. The amount owed to NCRC at December 31, 2010 under current liabilities – advances from affiliates was CDN$205,211.

During the period ended December 31, 2009, Acadian shared office facilities with Royal Roads Corp and Buchans River Ltd (non-consolidated entities of Acadian) and Acadian charges common costs to these companies. The amount was offset against interest owing to Royal Roads on intercompany advances. The amount owing to Royal Roads Corp was repaid by Acadian in November 2009 on behalf of ScoZinc Ltd, a 100% owned subsidiary of Acadian.

In July 2009, Acadian acquired the remaining 50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due July 2010 and a 1% net smelter royalty payable to Mr. Will Felderhof, the former President and CEO of Acadian, and members of his family. On July 8, 2010, the Company extended the terms of the CDN$1.0 million note for a further 12 months and paid a CDN$100,000 principal payment. Amounts due are reflected in current liabilities – note payable at December 31, 2010.

(5)           Stockholders’ Equity

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

The Company calculated the fair value of the 140,000 options using the Black Scholes valuation method using a fair value share price of US$10.00, strike price of US$10.00, maturity period of 5 years 7 ½ months, risk free interest rate of 5.15% and volatility of 20%.  This equates to a value of US$3.185 per option. The total value of the options equates to CDN$1,645,780 (US$1,352,820) and such amount was amortized over the vesting period. At December 31, 2010, the options were fully vested.

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

A summary of the options outstanding and exercisable at December 31, 2010 are as follows:

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

The Company, through an unrelated third party consultant, has calculated the fair value of the 465,000 options using the binomial option pricing model using a fair value share price of US$3.00, exercise price of US$3.08, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to CDN$1,207,860 (US$1,060,200) and such amount was amortised over the vesting period. At December 31, 2010, the options were fully vested.

A summary of the options outstanding and exercisable at December 31, 2010 are as follows:

	Outstanding	Exercisable

Number of options	405,000	405,000

Exercise price	$US3.08	$US3.08

Expiration date	October 19, 2016	October 19, 2016

(7)           Profit(Loss) per share

Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period. In prior periods the Company had on issue 1,000,000 special warrants which are exercisable at any time until expiration and for no consideration. On July 1, 2009 the Company re-purchased the warrants and immediately cancelled the options.

Profit/(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, “Earnings per Share”.

The following table reconciles the weighted average shares outstanding used for the computation:

	Six months ended December 31
Weighted average shares	2010 ‘000s	2009 ‘000s

Outstanding - basic	24,435	15,833
- Warrants	-	-
Weighted average shares outstanding	24,435	15,833

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Six months ended December 31
Diluted weighted average shares	2010 ‘000	2009 ‘000

Basic	24,435	15,833
Effect of employee stock based awards	-	-
Diluted weighted average shares outstanding	24,435	15,833

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(8)           Commitments

The Company is committed to minimum annual lease payments of CDN$103,607 on its office premises until October 2013. Effective September 1, 2010 the Company has sublet this office premises for a rental the equivalent of its lease commitment.

The Company has an obligation to spend CDN$2,381,000 on its exploration properties during fiscal 2011 to maintain its properties.

Total rent expense incurred by the Company amounted to CDN$29,341 and CDN$29,341 for the three and six months ending December 31, 2010 and CDN$28,000 and CDN$56,000 for the three and six months ending December 31, 2009.

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

(10)         Reclassifications

Certain amounts in the 2009 financial statements are reclassified to conform to the 2010 presentation with no effect on the results of operations.

(11)         Investments/Subsidiaries

At June 30, 2010, the Company’s holding in Acadian was 68.67%. During the six months ended December 31, 2010, the Company purchased an additional 49,233,866 shares, increasing its holding in Acadian to 71.53% at December 31, 2010. The cost to the Company was CDN$1,477,000.

The amount of revenue of Acadian for the six months ended December 31, 2010 and for the six months ended December 31, 2009 included in the Consolidated Statement of Operations for the reporting periods were CDN$nil and CDN$nil and the amount of loss was CDN$2,927,000 and CDN$2,889,000 respectively.

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

A summary of the components of property, plant and equipment at December 31, 2010 is as follows:

	Cost CDN$	Accumulated Depreciation CDN$	Net CDN$
Office
Building	260,119	15,719	244,400
Automotive equipment	18,378	7,443	10,935
Office fixtures and computer equipment	243,983	65,904	178,079
Land	405,617	-	405,617
	928,097	89,066	839,031

Mine Site
Land	566,950	-	566,950
Building	1,401,204	153,859	1,247,345
Equipment	3,636,602	349,641	3,286,961
	5,604,756	503,500	5,101,256
Other	6,589	6,589	-
Balance December 31, 2010	6,539,442	599,155	5,940,287

The depreciation expense for the six months ended December 31, 2010 amounted to CDN$253,010.

(15)         Accrued Site Remediation

Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and/or mining operations at the sites. The estimated cost of this remediation work at December 31, 2010 is CDN$2,800,000.

(16)         Other Current Liability

ScoZinc (a subsidiary of Acadian) entered into lease agreements for heavy equipment with an Equipment Supplier ("Equipment Supplier") which transferred substantially all the benefits and risks of ownership to ScoZinc. ScoZinc's obligations under the leases were guaranteed by the Company. As Acadian had guaranteed the payment obligations with regard to such lease agreements, the accompanying financial statements reflect an accrual of the estimated amount owing under the guarantee which amounted to approximately CDN$2.1 million and CDN$1.9 million at June 30, 2010 and December 31, 2010, respectively.

During November 2010, Acadian entered into an agreement with the Equipment Supplier to make monthly installment payments through May 2011 totaling CDN$900,000 which would satisfy in full the aforementioned obligation under the guarantee.  Acadian has made payments aggregating CDN$200,000 in accordance with the agreement through December 31, 2010.

The agreement contains a provision that states that in the event Acadian fails to make any of the payments as required, the Equipment Supplier shall be entitled to take any and all actions available to it to enforce its rights under the guarantee.  In the period in which all of the payments required under the agreement have been made in full and upon being relieved of its obligation by the Equipment Supplier, the remaining balance of the accrued liability will be derecognized and a related gain of approximately CDN$1.2 million will then be recorded by Acadian.

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

The Company’s net deferred taxes at December 31, 2010 is summarized as follows:

	USA CDN$000s	Canada CDN$000s	Total CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,885	339	2,224
Exploration expenditure	776	1,442	2,218
	2,661	1,781	4,442
Less valuation allowance	(2,661)	(1,781)	(4,442)
	-	-	-

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$5,400,000 at December 31, 2010 and expire in years 2022 through 2029. Net operating loss carryforwards in Canada do not have a definite expiration date.

 Included in accounts payable and accruals is an amount of CDN$250,276 being an estimated liability to the IRS in relation to late filing of prior year tax returns. The Company has estimated the potential maximum liability and is making representations to the IRS in relation to the quantum of this liability.

(18)         Subsequent Events

The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

Acadian announced on February 8, 2011 that it had signed a letter of intent with Selwyn Resources Ltd. (“Selwyn”) whereby Selwyn would acquire the zinc and lead assets of Acadian for a cash consideration of CDN$10 million. The sale will be consummated by Selwyn acquiring all of the issued and outstanding shares of ScoZinc Limited (“ScoZinc”), a wholly owned subsidiary of Acadian, which holds all of the assets associated with the Scotia Mine located in Nova Scotia (“Acquisition”). Selwyn and Acadian have agreed to an exclusive period expiring on February 14, 2011 to complete a binding letter agreement for the Acquisition. Upon completion of the Acquisition, Selwyn will own the mine-mill complex and an extensive mineral claims package owned by ScoZinc. The Acquisition is subject to completion of formal documentation, regulatory approval and the achievement of certain conditions prior to closing, including Selwyn being satisfied with the results of an environmental audit by an independent consulting group and Selwyn receiving an independent NI 43-101 Technical Report confirming the Mineral Resources reported by ScoZinc. The parties have agreed to act expeditiously and in good faith in finalizing and executing a binding letter agreement and, thereafter, a more formal agreement of purchase and sale. Acadian has agreed to the payment of a break fee in the amount of $1.5 million if it receives and accepts an unsolicited superior proposal. During the exclusive period, Acadian has agreed to negotiate exclusively with Selwyn. Acadian estimates, after costs per the agreement including costs for site remediation,that the net proceeds from the sale of ScoZinc will be approximately CDN $6,500,000.

The carrying value of ScoZinc assets are CDN$10.0 million and liabilities CDN$3.5 million as of December 31, 2010 and consists of the following:

Estimate CDN$Millions
Assets
Property, plant and equipment	5.1
Mineral rights	4.0
Cash held for site remediation	0.9
10.0
Liabilities
Accounts payable and accrued liabilities	0.9
Accrued site remediation	2.6
3.5
Net Assets	6.5

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

The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

6 months ended December 31, 2009 CDN$1.00 = US$.9532
6 months ended December 31, 2010 CDN$1.00 = US$1.0001
6 months ended December 31, 2009 CDN$1.00 = A$1.0675
6 months ended December 31, 2010 CDN$1.00 = A$.98420

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company’s fiscal 2010 revenue and expenses are primarily denominated in Canadian dollars (CDN$). ASC Topic 830 “Foreign Currency Matters” states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the six months ended December 31, 2010 to the six months ended December 31, 2009 does not always present a true comparison.

Golden River Resources as part of its business strategy increased its gold exploration activity in Canada. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 33,811,133 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.765%. In July 2010, Golden River Resources acquired further shares in Acadian and currently holds 71.53% of Acadian.

RESULTS OF OPERATION

Three Months Ended December 31, 2010 vs.Three Months Ended December 31, 2009.

Costs and expenses increased from CDN$1,325,000 in the three months ended December 31, 2009 to CDN$1,371,000 in the three months ended December 31, 2010.

The increase in costs and expenses is a net result of:

a)
a decrease in stock based compensation from CDN$6,000 for the three months ended December 31, 2009 to CDN$nil for the three months ended December 31, 2010 as a result of the number of options being fully expensed prior to the current period. See Note 6 concerning the Company’s outstanding stock options.

b)
an increase in the exploration expenditure expense from CDN$584,000 for the three months ended December 31, 2009 to CDN$761,000 for the three months ended December 31, 2010. For Golden River Resources, the costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken during the three months ended December 31, 2009 or 2010 by the Company. Included within exploration expenditure expense for the three months ended December 31, 2010 is work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance and an increase in site remediation accrual for Acadian’s exploration and mining sites and write off of reclamation costs. In the quarter ended December 31, 2009, Acadian’s exploration expenditure was higher than the current year as it was required to conduct a large exploration program to maintain its properties and there was an increase in the provision for site remediation.

c)
a decrease in interest expense from CDN$40,000 for the three months ended December 31, 2009 to CDN$(107,000) for the three months ended December 31, 2010. The interest expense for the three months ended December 31, 2010 relates to the reversal of accruals for interest on the Komatsu liability following confirmation from Komatsu of the amount owing.

d)
a decrease in legal, accounting and professional expense from CDN$187,000 for the three months ended December 31, 2009 to CDN$165,000 for the three months ended December 31, 2010. Included within legal, accounting and professional expense for the three months ended December 31, 2010 is CDN$62,000 which relates to the Company’s tax compliance work, CDN$51,000 for costs associated with the Company’s SEC compliance obligations and CDN$52,000 for Acadian which relates to general legal work, audit and stock transfer costs. The decrease is primarily the result of a reduction in legal costs of Acadian following the settlement of the CCAA proceedings and a legal dispute in the prior year.

e)
an increase in administrative costs including salaries from CDN$376,000 in the three months ended December 31, 2009 to CDN$424,000 in the three months ended December 31, 2010. Included within administrative expense for the three months ended December 31, 2010 is CDN$368,000 for Acadian compared to CDN$277,000 for the three months ended December 31, 2009 which includes head office salaries, rent, office related costs and travel. The increase relates to the increased cost of the new Acadian President & CEO and an increase in office and statutory filing costs.

As a result of the foregoing, the loss from operations decreased from CDN$1,325,000 for the three months ended December 31, 2009 to CDN$1,371,000 for the three months ended December 31, 2010.

The Company recorded a foreign currency exchange loss of CDN$21,000 for the three months ended December 31, 2010 compared to a foreign currency exchange gain of CDN$10,000 for the three months ended December 31, 2009, primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

The Company recorded a profit on disposal of plant and equipment of CDN$48,000 for the three months ended December 31, 2010 for which there was no comparable amount for the three months ended December 31, 2009. Acadian disposed of surplus equipment which generated the profit.

The Company has recorded a writeoff of plant and equipment of CDN$170,000 for the three months ended December 31, 2010 for which there was no comparable amount for the three months ended December 31, 2009. Acadian wrote down the carrying value of plant and equipment after a physical review during the quarter.

A decrease in interest income from CDN$1,000 for the three months ended December 31, 2009 to CDN$(34,000) for the three months ended December 31, 2010.

The loss before income taxes and equity in profits/(losses) of un-consolidated entities for the three months ended December 31, 2010 was CDN$1,548,000 compared to CDN$1,314,000 for the three months ended December 31, 2009.

The Company recorded a decrease of CDN$91,000 in the provision for tax for the three months ended December 31, 2009 for which there was no comparable amount for the three months ended December 31, 2010.

The loss before equity in profits/(losses) of unconsolidated entities for the three months ended December 31, 2010 was CDN$1,548,000 compared to CDN$1,223,000 for the three months ended December 31, 2009.

The share of loss in unconsolidated entities for the three months ended December 31, 2009 amounted to CDN$70,000 for which there was no comparable amount in 2010. The Company via Acadian, held a 29.18% interest in Royal Roads Corp which was accounted for using the equity method of accounting. Acadian sold its interest in Royal Roads Corp. in April 2010.

The net loss was CDN$1,548,000 for the three months ended December 31, 2010 compared to CDN$1,293,000 for the three months ended December 31, 2009.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$347,000, for the three months ended December 31, 2010 compared to CDN$418,000 for the three months ended December 31, 2009.

The net loss attributable to Golden River Resources stockholders amounted to CDN$1,201,000 for the three months ended December 31, 2010 compared to CDN$875,000 for the three months ended December 31, 2009.

Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009.

The financial statements for the six month period ended December 31, 2009 have been restated to revise the fair value amounts related to assets and liabilities of Acadian. During the fourth quarter of fiscal 2010, the Company completed the accounting for the acquisition of Acadian and as a result, adjustments were made to the preliminary fair value accounting at the date of acquisition. The following table discloses the preliminary fair value estimates and the final fair value amounts of the assets and liabilities of Acadian at acquisition date.

The aggregate effect of these changes to the fair value of the assets acquired and liabilities assumed represents a material retrospective adjustment to provisional amounts previously recorded by the Company which were reflected in the December 31, 2009 interim financial statements filed by the Company.

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

Golden River Resources, as part of its business strategy, increased its gold exploration activity in Canada. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 33,811,133 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million.

Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.765%. During the six months ended December 31, 2010 the Company purchased an additional 49,233,866 shares increasing its holding in Acadian to 71.53% at December 31, 2010.

As a result of the acquisition of Acadian, commencing at the end of March 2009, there is a lack of comparability between the Company’s results for the six months ended December 31, 2009 (as the results of Acadian were only consolidated for five months) and the six months ended December 31, 2010.

Costs and expenses increased from CDN$2,573,000 in the six months ended December 31, 2009 to CDN$3,174,000 in the six months ended December 31, 2010. As a result of the acquisition of Acadian, a comparison of costs and expenses from 2009 to 2010 is not necessarily accurate.

The increase in costs and expenses is a net result of:

a)
a decrease in stock based compensation from CDN$39,000 for the six months ended December 31, 2009 to CDN$nil for the six months ended December 31, 2010 as a result of options being fully expensed prior to the current period. See Note 6 concerning the Company’s outstanding stock options.

b)
an increase in the exploration expenditure expense from CDN$1,284,000 for the six months ended December 31, 2009 to CDN$1,590,000 for the six months ended December 31, 2010. In relation to Golden River Resources, the costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken during the six months ended December 31, 2009 or 2010. Included within exploration expenditure expense for the six months ended December 31, 2010 is CDN$986,000 for field exploration activities on Acadian’s gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance.

c)
a decrease in interest expense from CDN$139,000 for the six months ended December 31, 2009 to CDN$(65,000) for the six months ended December 31, 2010. The interest expenses for the six months ended December 31, 2010 relates to the reversal of accruals for interest on the Komatsu liability following  confirmation of the final amount owing.

d)
an increase in legal, accounting and professional expense from CDN$306,000 for the six months ended December 31, 2009 to CDN$401,000 for the six months ended December 31, 2010. Included within legal, accounting and professional expense for the six months ended December 31, 2010 is CDN$146,000 which relates to the Company’s tax compliance work, CDN$96,000 for costs associated with the Company’s SEC compliance obligations and $159,000 for Acadian which relates to general legal work, audit and stock transfer costs. The increase in the current year relates to professional services on tax related matters.

e)
an increase in administrative costs including salaries from CDN$585,000 in the six months ended December 31, 2009 to CDN$995,000 in the six months ended December 31, 2010. Included within administrative expense for the six months ended December 31, 2010 is CDN$940,000 for Acadian which includes head office salaries, rent, office related costs and travel. The increase relates to the increased cost of the new President & CEO of Acadian, increased travel and accommodation costs of Acadian in its activities, supplies and office and general costs.

As a result of the foregoing, the loss from operations increased from CDN$2,573,000 for the six months ended December 31, 2009 to CDN$3,174,000 for the six months ended December 31, 2010.

The Company recorded a foreign currency exchange gain of CDN$5,000 for the six months ended December 31, 2009 compared to a foreign currency exchange loss of CDN$147,000 for the six months ended December 31, 2010, primarily due to revaluation of advances from affiliates.

The Company recorded a profit on disposal of plant and equipment of CDN$48,000 for the six months ended December 31, 2010 for which there was no comparable amount for the six months ended December 31, 2009. Acadian disposed of surplus equipment.

The Company has recorded a writeoff of plant and equipment of CDN$170,000 for the six months ended December 31, 2010 for which there was no comparable amount for the six months ended December 31, 2009.  Acadian wrote down the carrying value of plant and equipment after a physical review.

The Company obtained control of Acadian in July, 2009 and since that date the Company has consolidated the results of Acadian. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquired at acquisition date and the carrying value of its investment in an unconsolidated entity (Acadian) at acquisition date. For the six months ended December 31, 2009, the Company recorded an adjustment to fair value on stepped acquisition of CDN$7,433,000. There was no comparable adjustment in the six months ended December 31, 2010.

The Company has recorded a gain on bargain purchase of CDN$10,305,000 which is disclosed separately on the consolidated statement of operations for the six months ended December 31, 2009. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid, subsequent to acquiring a majority interest in Acadian.

The Company has recorded interest income of CDN$1,000 for the six months ended December 31, 2009 and  for the six months ended December 31, 2010.

The loss before income tax and equity in profits/(losses) of non-consolidated entities for the six months ended December 31, 2010 was CDN$3,442,000 compared to a profit for the six months ended December 31, 2009 of CDN$15,171,000.

The Company has recorded a provision for tax of CDN$105,000 for the six months ended December 31, 2010 compared to a provision for tax of CDN$2,624,000  for the six months ended December 31, 2009, as a result of the acquisition of majority interest in Acadian. The accounting standards require the Company to recognize a provision for tax for the difference between the fair value of the net assets of Acadian and  the acquisition cost.

The loss before equity in profits of unconsolidated entities for the six months ended December 31, 2010 was CDN$3,547,000 compared to a profit for the six months ended December 31, 2009 of CDN$12,547,000.

As noted above, the Company held a 19.89% interest in Acadian at June 30, 2009 which increased to 52.764% at July 31, 2009. The Company accounted for its 19.89% interest in Acadian for the month of July 2009 using the equity method of accounting. Further, the Company via Acadian, held a 29.18% interest in Royal Roads Corp which was accounted for using the equity method of accounting and its share of the loss of the unconsolidated entities for the six months ended December 31, 2009 was CDN$326,000. Acadian sold its interest in Royal Roads in April 2010.

The net loss was CDN$3,547,000 for the six months ended December 31, 2010 compared to a net profit of CDN$12,873,000 for the six months ended December 31, 2009.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$795,000 for the six months ended December 31, 2010 compared to CDN$971,000 for the six months ended December 31, 2009.

The net loss attributable to Golden River Resources stockholders amounted to CDN$2,752,000 for the six months ended December 31, 2010 compared to a net profit of CDN$13,844,000 for the six months ended December 31, 2009.

Liquidity and Capital Resources

For the six months ended December 31, 2010, net cash used by operating activities was CDN$1,174,000 primarily consisting of the net loss of CDN$3,547,000; site remediation CDN$400,000; write down of plant and equipment of CDN$170,000, reclamation costs of CDN$377,000 and an increase in accounts payable and accrued expenses of CDN$1,063,000; net cash used in investing activities of CDN$1,420,000 being primarily the net cost of the additional investment in Acadian; and net cash provided by financing activities of  CDN$2,147,000 primarily consisting of funds from the sale of common stock of CDN$3,097,000, borrowings from affiliates of CDN$672,000 and repayments to affiliates of CDN$1,622,000.

In the six months ended December 31,2010, the Company raised, in private placement transactions with Northern Capital Resources Corp (“NCRC”), CDN$3,097,661 through the issue of 33,875,580 shares of common stock.

As of December 31, 2010, the Company had short-term obligations of CDN$4,791,000 comprising accounts payable and accrued expenses, lease liabilities and a note payable.

We have CDN$510,000 in cash at December 31, 2010.

Since fiscal 2004, we have undertaken field exploration programs on our Committee Bay and Slave properties. In relation to the Committee Bay properties, this was more than the minimum required expenditure and as a result, we have not had a legal obligation to undertake further exploration on these properties. However, our properties are prospective for gold and other minerals and commencing in fiscal 2011, we will be required to undertake field exploration programs on both the Slave and Committee Bay properties in order to maintain the leases. The Company will be required to incur expenditure or make payments in lieu of expenditure of CDN$397,000 prior to the end of 2011. Further, Acadian has an obligation to spend amounts on its mineral properties in order to maintain the leases and is required to spend CDN$1,400,000 on gold exploration properties and CDN$350,000 on base metal exploration properties during fiscal 2011. Our budget for general and administration costs for fiscal 2011 is CDN$500,000 and Acadian’s budget for the general and administration costs for fiscal 2011 is CDN$1,300,000.

Acadian announced on February 8, 2011 that it had signed a letter of intent with Selwyn Resources Ltd. (“Selwyn”) whereby Selwyn would acquire the zinc and lead assets of Acadian for a cash consideration of CDN$10 million. The sale will be consummated by Selwyn acquiring all of the issued and outstanding shares of ScoZinc Limited (“ScoZinc”), a wholly owned subsidiary of Acadian, which holds all of the assets associated with the Scotia Mine located in Nova Scotia (“Acquisition”). Selwyn and Acadian have agreed to an exclusive period expiring on February 14, 2011 to complete a binding letter agreement for the Acquisition. Upon completion of the Acquisition, Selwyn will own the mine-mill complex and an extensive mineral claims package owned by ScoZinc. The Acquisition is subject to completion of formal documentation, regulatory approval and the achievement of certain conditions prior to closing, including Selwyn being satisfied with the results of an environmental audit by an independent consulting group and Selwyn receiving an independent NI 43-101 Technical Report confirming the Mineral Resources reported by ScoZinc. The parties have agreed to act expeditiously and in good faith in finalizing and executing a binding letter agreement and, thereafter, a more formal agreement of purchase and sale. Acadian has agreed to the payment of a break fee in the amount of $1.5 million if it receives and accepts an unsolicited superior proposal. During the period, Acadian has agreed to negotiate exclusively with Selwyn. Acadian estimates that the net proceeds from the sale of ScoZinc will be approximately CDN$6,500,000. Acadian, at the time of sale, estimates the carrying value of ScoZinc assets will be CDN$10.0 million and liabilities CDN$3.5 million.

We are currently investigating other capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

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

At December 31, 2010, the Company had outstanding loan facilities of CDN$545,000. No interest is currently payable of the loan.

The Company reports in CDN$ and holds cash in Australian dollars. At December 31, 2010, this amounted to A$28,697. A change in the exchange rate between the A$ and the CDN$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the CDN$ exchange rate will have a CDN$287 effect on the consolidated balance sheet and income statement of operations.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of December 31, 2010, the Company issued 32,448,000 shares of common stock for proceeds of US$1,622,400 to Northern Capital Resources Corp. pursuant to a subscription agreement.  The securities described above were issued in reliance upon an exemption from the registration requirements of the Securities Act of 19343, as amended (the “act”) under Section 4(2) of the Act.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Removed and Reserved.

Not Applicable

Item 5.	Other Information.

See Item 2 above.

Item 6.	Exhibits.

(a)	Exhibit No.	Description

10.1	Subscription agreement with Northern Capital Resources Corp. dated December 31, 2010

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

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

Peter Lee
Director, Secretary and
Chief Financial Officer
(Principal Financial Officer)

Dated: February 14, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1	Subscription agreement with Northern Capital Resources Corp. dated December 31, 2010

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002