Form 10-Q
period 2011-03-31
GOLDEN RIVER RESOURCES CORP.
filed 2011-04-20
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2011
or

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

☐		☐
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,594 outstanding shares of Common Stock as of April 20, 2011.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

	☐	Yes	☐	No

SIGNATURES		25

EXHIBIT INDEX		26

Exh. 31.1	Certification	27
Exh. 31.2	Certification	28
Exh. 32.1	Certification	29
Exh. 32.2	Certification	30

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Golden River Resources Corporation (“Golden River Resources” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and reSgulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2011, the results of its consolidated operations for the three and nine month periods ended March 31, 2011 and March 31, 2010, and the changes in its consolidated cash flows for the nine month periods ended March 31, 2011 and March 31, 2010, have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Restatement of Financial Statements

In February 2011, the Company filed an amendment to its previously filed 10-Q for the three and nine months ended March 31, 2010 to revise the fair value amounts related to the acquisition of the assets and liabilities of Acadian Mining Corporation (Acadian).

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	March 31, 2011	June 30, 2010
	CDN$000’s	CDN$000’s
ASSETS

Current Assets
Cash	82	957
Receivables	72	78
Prepaid expenses and deposits	43	141

Total Current Assets	197	1,176

Non Current Assets
Cash held for site remediation (notes 11 and 13)	1,033	925
Property, plant and equipment (notes 11 and 14)	5,837	6,757
Mineral rights (notes 11 and 12)	43,790	43,790

Total Non Current Assets	50,660	51,472

Total Assets	50,857	52,648

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses (note 11)	1,473	2,090
Note payable (note 4)	900	-
Other current liability (note 16)	1,499	2,099
Advances from affiliates (note 4)	605	203

Total Current Liabilities	4,477	4,392

Non Current Liabilities

Accrued site remediation (notes 11 and 15)	2,600	2,400
Note payable (note 4)	-	900
Advances from affiliates (note 4)	1,023	1,129
Deferred tax liability (note 17)	2,729	2,624

Total Non Current Liabilities	6,352	7,053

Total Liabilities	10,829	11,445

Commitments (Note 8)

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,844 and 22,931,764 issued and outstanding	5	2
Additional paid-in-capital	53,550	48,810
Less treasury stock at cost, 250 shares	(19)	(19)
Accumulated other comprehensive loss	(372)	(372)
Retained profit (deficit) during exploration stage	(3,026)	376
Retained (deficit) prior to exploration stage	(24,748)	(24,748)

Golden River Resources Stockholders’ Equity	25,390	24,049
Non Controlling Interests (note 11)	14,638	17,154

Total Equity	40,028	41,203

Total Liabilities and Equity	50,857	52,648

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
Three and Nine Months Ended March 31, 2011 and 2010 and for the cumulative period
July 1, 2002 (inception of exploration activities) to March 31, 2011
(Unaudited)

	Three Months Ended March 31, 2011 CDN$000’s	Three Months Ended March 31, 2010 CDN$000’s	Nine Months Ended March 31, 2011 CDN$000’s	Nine Months Ended March 31, 2010 CDN$000’s	July 1, 2002 to March 31, 2011 CDN$000’s

Revenues	$-	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	134	-	134	39	2,894
Exploration expenditure	27	386	1,617	1,670	8,205
Depreciation and amortization	103	134	356	354	844
Interest expense (income), net	-	2	(65)	141	479
Legal, accounting and professional	107	119	508	425	2,244
Administrative expenses	486	880	1,481	1,466	6,735

Total costs and expenses	857	1,521	4,031	4,095	21,401

(Loss) from operations	(857)	(1,521)	(4,031)	(4,095)	(21,401)

Foreign currency exchange gain (loss)	(2)	(2)	(149)	3	(266)
Adjustment to fair value on stepped acquisition (note 2)	-	-	-	7,433	7,433
Gain on bargain purchase (note 2)	-	-	-	10,305	10,305
Profit on disposal of plant and equipment	-	-	48	-	48
Write off of plant and equipment	-	-	(170)	-	(170)
Other Income:
Profit from sale of equity investments	-	-	-	-	1,355
Interest (expense) income – net, related entity	-	-	-	-	5
– other	-	-	1	1	12

Profit/(loss) before income tax and equity in profits/(losses) of unconsolidated entities	(859)	(1,523)	(4,301)	13,647	(2,679)
Provision for income taxes (note 17)	-	-	(105)	(2,624)	(2,729)

Profit/(loss) before equity in profits/(losses) of unconsolidated entities	(859)	(1,523)	(4,406)	11,023	(5,408)
Equity in profits/(losses) of unconsolidated entities	-	(92)	-	234	(26)

Net profit/(loss)	(859)	(1,615)	(4,406)	11,257	(5,434)

Net loss attributable to non-controlling interests	209	415	1,004	1,387	2,408

Net profit/(loss) attributable to Golden River Resources Stockholders	(650)	(1,200)	(3,402)	12,644	(3,026)

Basic and diluted net profit/(loss) per common equivalent shares	($0.01)	$(0.07)	($0.10)	$0.77	$(0.42)

Weighted average number of common equivalent shares	56,807	17,783	35,068	16,473	7,201

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2011 and 2010 and for the cumulative period
July 1, 2002 (inception of exploration activities) to March 31, 2011
(Unaudited)

	Nine months ended March 31, 2011 CDN$000’s	Nine months ended March 31, 2010 CDN$000’s	July 1, 2002 to March 31, 2011 CDN$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(loss)	(4,406)	11,257	(5,434)

Adjustments to reconcile net profit (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/ loss	149	(3)	266
Depreciation /amortization of plant and equipment	356	354	844
Stock based compensation	134	39	2,894
Provision for deferred income tax	105	2,624	2,729
Equity in profits/(losses) of non-consolidated entities	-	(234)	26
Adjustment to fair value on stepped acquisition	-	(7,433)	(7,433)
Bargain purchase of controlled entities	-	(10,305)	(10,305)
Profit from sale of equity investment	-	-	(1,355)
Profit on disposal of plant and equipment	(48)	-	(48)
Write off of exploration costs	377	-	377
Write off of plant and equipment	170	-	170
Accrued interest added to principal	-	139	320
Net change net of acquisition in:
Receivables	(6)	(41)	(83)
Staking deposit	-	-	22
Prepaid expenses and deposits	10	(182)	(131)
Accounts payable and accrued expenses	682	(606)	1,286
Accrued site remediation	(200)	-	(200)

Net Cash (Used) in Operating Activities	(2,677)	(4,391)	(16,055)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds of sale of equity investment	-	-	1,963
Investment in consolidated entity	(1,477)	(7,585)	(10,062)
Proceeds of disposal of plant and equipment	76	-	76
Purchase of plant and equipment	(19)	-	(199)

Net Cash (Used) in Investing Activities	(1,420)	(7,585)	(8,222)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Borrowings from affiliates	1,747	5,178	8,091
Repayments to affiliates	(1,622)	(3,166)	(4,788)
Proceeds from issuance of stock	3,097	10,764	13,861
Repayment of borrowings	-	(139)	(139)
Sale of warrants (net)	-	-	4,749
Re-purchase of warrants	-	(579)	(579)
Proceeds from loan payable	-	-	3,261

Net Cash Provided by Financing Activities	3,222	12,058	24,456

Effects of Exchange Rate on Cash	-	-	(97)

Net (Decrease)/Increase in Cash	(875)	82	82
Cash at Beginning of Period	957	19	-

Cash at End of Period	82	101	82
Supplemental Disclosures
Interest Paid	42	139	521

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt	-	-	593
Stock issued for acquisition of properties	-	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2011
(Unaudited)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Balance June 30, 2002	635	-	$(19)	$24,061	-	$(24,748)	-	$(461)	-	$(1,167)

Net loss	-	-	-	-	$(639)	-	-	-	-	(639)

Balance June 30, 2003	635	-	$(19)	$24,061	$(639)	$(24,748)	-	$(461)	-	$(1,806)

Issuance of 175,398 shares and warrants in lieu of debt repayment	175	-	-	$2,331	-	-	-	-	-	$2,331

Sale of 167,000 shares and warrants	167	-	-	$2,221	-	-	-	-	-	$2,221

Issuance of 694,306 shares on cashless exercise of options	694	-	-	-	-	-	-	-	-	$0

Net unrealized (loss) on foreign exchange	-	-	-	-	-	-	-	$(317)	-	$(317)

Net (loss)	-	-	-	-	$(1,616)	-	-	-	-	$(1,616)

Balance June 30, 2004	1,671	-	$(19)	$28,613	$(2,255)	$(24,748)	-	$(778)	-	$813

Issuance of 140,000 options under 2004 stock option plan	-	-	-	$1,646	-	-	$(1,646)	-	-	$0

Amortization of 140,000 options under 2004 stock option plan	-	-	-	-	-	-	$1,095	-	-	$1,095

Net unrealized (loss) on foreign exchange	-	-	-	-	-	-	-	$(17)	-	$(17)

Net/(loss)	-	-	-	-	$(3,156)	-	-	-	-	$(3,156)

Balance June 30, 2005	1,671	-	$(19)	$30,259	$(5,411)	$(24,748)	$(551)	$(795)	-	$(1,265)

To eliminate deferred compensation against Additional Paid-In Capital	-	-	-	$(551)	-	-	$551	-	-	$0

Issuance of 1,000,000 shares and 2,000,000 options in lieu of debt repayment	1,000	-	-	$3,321	-	-	-	-	-	$3,321

Capital gain on shares and options issued in lieu of debt repayment	-	-	-	$(1,610)	-	-	-	-	-	$(1,610)

Sale of 2,000,000 normal warrants	-	-	-	$827	-	-	-	-	-	$827

Sale of 1,000,000 special warrants	-	-	-	$887	-	-	-	-	-	$887

Amortization of 140,000 options under 2004 stock option plan	-	-	-	$532	-	-	-	-	-	$532

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$369	-	$369

Net (loss)	-	-	-	-	$(1,588)	-	-	-	-	$(1,588)

Balance June 30, 2006	2,671	-	$(19)	$33,665	$(6,999)	$(24,748)	$-	$(426)	-	$1,473

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2011
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	-	$(3)

Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	-	$19

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	-	$510

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$48	-	$48

Net (loss)	-	-	-	-	$(1,965)	-	-	-	-	$(1,965)

Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,964)	$(24,748)	$-	$(378)	-	$82

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	-	$333

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$27	-	$27

Net (loss)	-	-	-	-	$(1,073)	-	-	-	-	$(1,073)

Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(10,037)	$(24,748)	$-	$(351)	-	$(631)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	-	$173

Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	-	$682

Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	$(43)	-	$(43)

Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	-	$588

Net (loss)	-	-	-	-	$(1,252)	-	-	-	-	$(1,252)

Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,289)	$(24,748)	$-	$(394)	-	$(483)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$39	-	-	-	-		$39

Sale of 9,960,351 shares	9,960	$1	-	$10,763	-	-	-	-	-	$10,764

Issuance of 300,000 shares as part purchase price of mining properties	300	-	-	$627	-	-	-	-	-	$627

Re-purchase of warrants	-	-	-	$(579)	-	-	-	-	-	$(579)

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$22	-	$22

Net profit	-	-	-	-	$10,261	-	-	-	-	$10,261

Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,994	-	-	-	-	$(1,994)	$0

Fair value of non-controlling interest	-	-	-	-	-	-	-	-	$20,552	$20,552

Net loss attributable to non-controlling interests	-	-	-	-	$1,404	-	-	-	$(1,404)	$0

Balance June 30, 2010	22,931	$2	$(19)	$48,810	$376	$(24,748)	$-	$(372)	$17,154	$41,203

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2011
(Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Issue of 33,875,000 shares	33,876	$3	-	$3,094	-	-	-	-	-	$3,097

Amortization of 800,000 options under employee stock option plan	-	-	-	$134						$134

Net (loss)	-	-	-	-	$(4,406)	-	-	-	-	$(4,406)

Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	-	$(1,512)	$0

Net loss attributable to non-controlling interests	-	-	-	-	$1,004	-	-	-	$(1,004)	$0

Balance March 31, 2011	56,807	$5	$(19)	$53,550	$(3,026)	$(24,748)	$-	$(372)	$14,638	$40,028

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011

(1) Organisation

Golden River Resources Corporation (“Golden River Resources” or the “Company”) is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with the President of Golden River Resources and his spouse. These companies owned 96.6% of Golden River Resources as of March 31, 2011.

In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada.

Golden River Resources, as part of its business strategy, is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction giving Golden River Resources a 68.67% holding of Acadian. Golden River Resources currently holds 38,734,520 common shares in Acadian for a 71.5% interest. On November 17, 2010, Acadian consolidated its outstanding common shares on the basis of one post-consolidated share for every ten pre-consolidated shares as approved by Acadian shareholders.

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

(2) Restatement of Financial Statements

In February 2011, the Company filed an amendment to its previously filed 10-Q for the three and nine months ended March 31, 2010 to revise the fair value amounts related to the acquisition of the assets and liabilities of Acadian. Accordingly, the financial statements for the three and nine months ended March 31, 2010 reflect the restatement adjustments noted below.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, under ASC No. 820-10. The update requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. ASU No. 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities. These updates are effective for interim and annual reporting periods beginning after December 15, 2009. These amendments have no material impact on the Company’s financial results given that they relate to disclosure and presentation only.

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

In December 2010, the FASB issued ASU 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

During the nine months ended March 31, 2011 and 2010, AXIS advanced the Company CDN$1,260,008 and CDN$403,729 respectively and provided services in accordance with the service agreement of CDN$84,537 and CDN$281,866 respectively. During the nine months ended March 31, 2011, the Company repaid CDN$1,622,400. The amounts owed to AXIS at March 31, 2011 and 2010 was CDN$1,022,646 and CDN$1,053,524 respectively and are reflected in non-current liabilities – advances from affiliates. During the nine months ended March 31, 2011 and 2010, AXIS did not charge interest.

During the 2009 fiscal year, in order to settle the first tranche of the acquisition of Acadian, Wilzed Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of the Company advanced CDN$582,790 (A$650,000) to the Company. The Company repaid the advance on July 24, 2009. Wilzed did not charge interest on the advance.

In September, 2009, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. Pursuant to the subscription agreement, the Company (i) issued 5,056,671 shares of common stock at an issue price of US$1.00 per share raising CDN$5,582,790 during September 2009, (ii) on March 31, 2010, issued 4,903,680 shares of common stock at a purchase price of US$1.00 per share for aggregate proceeds of CDN$5,181,196, and (iii) on July 14, 2010, issued 1,427,580 shares at an issue price of US$1.00 per share, raising CDN$1,475,261. Effective as of December 31, 2010, the Company issued 32,448,000 shares at an issue price of US$0.05 per share, raising CDN$1,622,400. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is affiliated owned approximately 14.4% of the outstanding common stock of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.28% of NCRC.  NCRC currently holds approximately 96.578% of the outstanding common stock of the Company. The amount owed to NCRC at March 31, 2011 under current liabilities – advances from affiliates was CDN$605,211.

During the period ended March 31, 2010, Acadian shared office facilities with Royal Roads Corp and Buchans River Ltd (non-consolidated entities of Acadian) and Acadian charged common costs to these companies. The amount was offset against interest owing to Royal Roads on intercompany advances. The amount owing to Royal Roads Corp was repaid by Acadian in November 2009.

In July 2009, Acadian acquired the remaining 50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due July 2010 and a 1% net smelter royalty payable to Mr. Will Felderhof, the former President and CEO of Acadian, and members of his family. On July 8, 2010, the Company extended the terms of the CDN$1.0 million note for a further 12 months and paid a CDN$100,000 principal payment. Amounts due are reflected in current liabilities – note payable at March 31, 2011.

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

The Company calculated the fair value of the 140,000 options using the Black Scholes valuation method using a fair value share price of US$10.00, strike price of US$10.00, maturity period of 5 years 7 ½ months, risk free interest rate of 5.15% and volatility of 20%.  This equates to a value of US$3.185 per option. The total value of the options equates to CDN$1,645,780 (US$1,352,820) and such amount was amortized over the vesting period. At March 31, 2011, the options are fully vested.

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

Since the issue of the options in 2004, 60,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at March 31, 2011 are as follows:

	Outstanding	Exercisable
Number of options	80,000	80,000
Exercise price	$ US10.00	$ US10.00
Expiration date	October 15, 2014	October 15, 2014

On October 19, 2006, the Directors of the Company agreed to offer a further 465,000 options under the Stock Option Plan. The options had no issue price, an exercise price of US$3.084 and a latest exercise date of October 19, 2016. The options vested 1/3 on October 19, 2007 (“T1”), 1/3 on October 19, 2008 (“T2”) and 1/3 on October 19, 2009 (“T3”). The Company obtained an external valuation on the options from an unrelated third party.

The Company, through an unrelated third party consultant, has calculated the fair value of the 465,000 options using the binomial option pricing model using a fair value share price of US$3.00, exercise price of US$3.08, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to CDN$1,207,860 (US$1,060,200) and such amount was amortised over the vesting period. At March 31, 2011, the options were fully vested.

Since the issue of the options in 2006, 60,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at March 31, 2011 are as follows:

	Outstanding	Exercisable
Number of options	405,000	405,000
Exercise price	$ US3.08	$ US3.08
Expiration date	October 19, 2016	October 19, 2016

Acadian

At the annual and special meeting of shareholders of Acadian held on June 14, 2007, the shareholders adopted a 10% "rolling" incentive stock option plan (the "Plan"). Options granted under the Plan have a five-year term. Options are granted at a price no lower than the market price of the common shares at the time of the grant. The rules of the Toronto Stock Exchange ("TSX") provide that all unallocated options issuable under a "rolling" stock option plan must be approved by shareholders every three years after institution of the stock option plan. The plan was approved at the Annual General Meeting of Acadian held June 24, 2010.In determining the stock-based compensation expense, in fiscal 2011, the fair value of the options issued were estimated using a Black-Scholes option pricing model with the weighted average assumptions used of risk-free interest rate of 1.50%,expected dividend yield of 0.00% expected stock price volatility of 62%, expected life of options of 5 years and grant date fair value CDN$0.30.

Acadian options currently outstanding are:

(a)
On June 15, 2010, the Company granted 500,000 options to one director of the Company with an exercise price of CDN$0.45 per share expiring June 15, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$138,765 and such amount is amortized over the vesting period. For the nine months ending March 31, 2011, stock based compensation expense relating to stock options was CDN$98,292.

A summary of the Acadian options outstanding and exercisable at March 31, 2011 are as follows:

	Outstanding	Exercisable
Number of options	500,000	166,666
Exercise price	CDN$0.45	CDN$0.45
Expiration date	June 15, 2015	June 15, 2015

As at March 31, 2011, there was CDN$40,473 of unrecognized compensation cost, before income taxes, related to unvested stock options.

(b)
On August 18, 2010, the Company granted 300,000 Acadian options to three directors of the Company with an exercise price of CDN$0.45 per share expiring August 18, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$56,349 and such amount is amortized over the vesting period. For the nine months ending March 31, 2011, stock based compensation expense relating to stock options was CDN$35,218.

A summary of the options outstanding and exercisable at March 31, 2011 are as follows:

	Outstanding	Exercisable
Number of options	300,000	100,000
Exercise price	CDN$0.45	CDN$0.45
Expiration date	August 18, 2015	August 18, 2015

As at March 31, 2011, there was CDN$21,131 of unrecognized compensation cost, before income taxes, related to unvested stock options.

(7) Profit(Loss) per share

Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

Profit/(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, “Earnings per Share”.

The following tables reconcile the weighted average shares outstanding used for the computation:

	Nine months ended March 31
Weighted average shares	2011 ‘000s	2010 ‘000s
Outstanding - basic	35,068	16,473
Warrants	-	-
Weighted average shares outstanding	35,068	16,473

	Three months ended March 31
Diluted weighted average shares	2011 ‘000	2010 ‘000
Basic	56,807	17,783
Effect of employee stock based awards	-	-
Diluted weighted average shares outstanding	56,807	17,783

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(8) Commitments

The Company is committed to minimum annual lease payments of CDN$103,607 on its office premises until October 2013. Effective September 1, 2010 the Company has sublet the office premises for a rental the equivalent of its lease commitment.

The Company has an obligation to spend CDN$2,381,000 on its exploration properties during fiscal 2011 to maintain its properties.

Total net rent expense incurred by the Company amounted to CDN$1,500 and CDN$30,841 for the three and nine months ending March 31, 2011 and CDN$31,000 and CDN$87,000 for the three and nine months ending March 31, 2010.

(9) Fair Value Of Financial Instruments

The Company’s financial instruments consist of cash, note payable and advances from affiliates. The carrying amounts of cash and note payableapproximate their respective fair values because of the short maturities of those instruments. The fair values of advances from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

(10) Reclassifications

Certain amounts in the 2010 financial statements are reclassified to conform to the 2011 presentation with no effect on the results of operations.

(11) Investments/Subsidiaries

At June 30, 2010, the Company’s holding in Acadian was 68.67%. During the nine months ended March 31, 2011, the Company purchased an additional 4,923,387 shares, increasing its holding in Acadian to 71.5% at March 31, 2011. The cost to the Company was CDN$1,477,000. As a result of this transaction, the Company recorded a $1,512,000 adjustment to additional paid in capital and to non-controlling interest, representing the difference between the amount paid for such additional shares and the carry amount of the investment..

The amount of revenue of Acadian for the nine months ended March 31, 2011 and March 31, 2010 included in the Consolidated Statement of Operations were CDN$nil and CDN$nil and the amount of loss was CDN$3,501,302 and CDN$2,191,000 respectively.

Acadian announced on February 8, 2011 that it had signed a letter of intent with Selwyn Resources Ltd. (“Selwyn”) whereby Selwyn would acquire the zinc and lead assets of Acadian for a cash consideration of CDN$10 million. The sale may be consummated by Selwyn acquiring all of the issued and outstanding shares of ScoZinc Limited (“ScoZinc”), a wholly owned subsidiary of Acadian, which holds all of the assets associated with the Scotia Mine located in Nova Scotia (“Acquisition”) or by an asset sale. Upon completion of the Acquisition, Selwyn will own the mine-mill complex and an extensive mineral claims package owned by ScoZinc. The Acquisition is subject to completion of formal documentation, regulatory approval and the achievement of certain conditions prior to closing, including Selwyn being satisfied with the results of an environmental audit by an independent consulting group and Selwyn receiving an independent NI 43-101 Technical Report confirming the Mineral Resources reported by ScoZinc. The parties have agreed to act expeditiously and in good faith in finalizing a more formal agreement of purchase and sale. Acadian has agreed to the payment of a break fee in the amount of $1.5 million if it receives and accepts an unsolicited superior proposal. Acadian estimates, after costs per the agreement including costs for site remediation,that the net proceeds from the sale of ScoZinc will be approximately CDN$6,500,000.

The carrying value of ScoZinc assets are CDN$10.0 million and liabilities CDN$3.5 million as of March 31, 2011 and consist of the following:

Estimate CDN$Millions
Assets
Property, plant and equipment	5.0
Mineral rights	4.0
Cash held for site remediation	1.0
10.0
Liabilities
Accounts payable and accrued liabilities	0.9
Accrued site remediation	2.6
3.5
Net Assets	6.5

The operating costs for ScoZinc for the three and nine months ended March 31, 2011 amounted to $254,000 and $1,119,000 respectively, and for the three and nine months ended March 31, 2010 are CDN$322,000 and CDN$1,724,000 respectively.

On February 24, 2011, Acadian announced that it has signed a letter of intent with respect to a proposed investment in Acadian by China Metallurgical Exploration Corp. ("CME"), which will raise an initial $8.1 million with the potential to raise a further $5.4 million if warrants are exercised. The transaction is subject to certain conditions precedent being met before April 30, 2011 including completion of formal documentation, regulatory approval and approval from the Government of China. The private placement is also conditional upon the completion of due diligence to the satisfaction of CME. The effect of the issue of shares will be to dilute Golden River Resources’ interest in Acadian to approximately 54%.

(12) Mineral Rights

The fair-value of the mineral rights acquired in the acquisition of Acadian was based upon a valuation report prepared by an investment banking firm with substantial experience in merger and acquisition transactions including provision of fairness opinions and valuations.  Accordingly, the Company has attributed a fair value of CDN$43,790,000 to mineral rights.

(13) Cash held for Site Remediation

Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and/or mining operations at the sites. Currently, Acadian has CDN$1,033,000 on deposit with the relevant authorities in Canada to cover the cost of this remediation work.

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

A summary of the components of property, plant and equipment at March 31, 2011 is as follows:

	Cost CDN$	Accumulated Depreciation CDN$	Net CDN$
Office
Building	260,119	18,853	241,266
Automotive equipment	18,378	8,408	9,970
Office fixtures and computer equipment	243,983	77,112	166,871
Land	405,617	-	405,617
	928,097	104,373	823,724

Mine Site
Land	566,950	-	566,950
Building	1,401,204	180,299	1,220,905
Equipment	3,636,602	411,342	3,225,260
	5,604,756	591,641	5,013,115
Other	6,589	6,589	-
Balance March 31, 2011	6,539,442	702,603	5,836,839

The depreciation expense for the nine months ended March 31, 2011 amounted to CDN$356,459.

(15) Accrued Site Remediation

Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and/or mining operations at the sites. The estimated cost of this remediation work at March 31, 2011 is CDN$2,600,000.

(16) Other Current Liability

ScoZinc (a subsidiary of Acadian) entered into lease agreements for heavy equipment with an Equipment Supplier ("Equipment Supplier") which transferred substantially all the benefits and risks of ownership to ScoZinc. ScoZinc's obligations under the leases were guaranteed by Acadian. In addition,  Acadian had guaranteed the payment obligations with regard to such lease agreements. The accompanying financial statements reflect an accrual of the estimated amount owing under this obligation which amounted to approximately CDN$2.1 million and CDN$1.5 million at June 30, 2010 and March 31, 2011, respectively.

During November 2010, Acadian entered into an agreement with the Equipment Supplier to make monthly installment payments through May 2011 totaling CDN$900,000 which would satisfy in full the aforementioned obligation under the guarantee.  Acadian has made payments aggregating CDN$600,000 in accordance with the agreement through March 31, 2011.

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

The Company’s net deferred taxes at March 31, 2011 is summarized as follows:

	USA CDN$000s	Canada CDN$000s	Total CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,865	343	2,208
Exploration expenditure	790	1,457	2,247
	2,655	1,800	4,455
Less valuation allowance	(2,655)	(1,800)	(4,455)
	-	-	-

Deferred tax liability
Investment in subsidiary	(2,729)	-	(2,729)
Net deferred taxes	(2,729)	-	(2,729

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$5,300,000 at March 31, 2011 and expire in years 2023 through 2030. Net operating loss carryforwards in Canada do not have a definite expiration date.

 Included in accounts payable and accruals is an amount of CDN$250,276 being an estimated liability to the IRS in relation to late filing of prior year tax returns. The Company has estimated the potential maximum liability and is making representations to the IRS in relation to the quantum of this liability.

(18) Subsequent Events

The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

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

The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

9 months ended March 31, 2010                                                                CDN$1.00 = US$.9815
9 months ended March 31, 2011                                                                CDN$1.00 = US$1.0283
9 months ended March 31, 2010                                                                CDN$1.00 = A$1.1720
9 months ended March 31, 2011                                                                CDN$1.00 = A$0.9973

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

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the nine months ended March 31, 2011 to the nine months ended March 31, 2010 does not always present a true comparison.

Golden River Resources as part of its business strategy increased its gold exploration activity in Canada. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation ("Acadian") to subscribe in a private placement transaction for up to 33,811,133 common shares in Acadian for aggregate gross investment of up to CDN$10 million. Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company interest in Acadian to 57.145%; during October 2009, Golden River Resources subscribed for shares to the value of CDN$4 million which increased its interest in Acadian to 68.765%; and in July 2010, Golden River Resources acquired further shares in Acadian and currently holds 71.5% of Acadian.

RESULTS OF OPERATION

Three Months Ended March 31, 2011 vs.Three Months Ended March 31, 2010.

Costs and expenses decreased from CDN$1,521,000 in the three months ended March 31, 2010 to CDN$857,000 in the three months ended March 31, 2011.

The decrease in costs and expenses is a net result of:

a)
an increase in stock based compensation from CDN$nil for the three months ended March 31, 2010 to CDN$134,000 for the three months ended March 31, 2011 as a result of options issued to Directors by Acadian which are being progressively expensed over the vesting period. See Note 6 concerning the Company’s outstanding stock options.

b)
a decrease in the exploration expenditure expense from CDN$386,000 for the three months ended March 31, 2010 to CDN$27,000 for the three months ended March 31, 2011. For Golden River Resources, the costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken during the three months ended March 31, 2010 or 2011 by the Company. Included within exploration expenditure expense for the three months ended March 31, 2011 is work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance. The decrease in exploration expenditure during the three months ended March 31, 2011 was primarily due to a decrease in site remediation accrual for Acadian’s exploration and mining sites resulting from the revaluation of the remediation costs on the gold properties.

c)
a decrease in depreciation and amortization expense from CDN$134,000 for the three months ended March 31, 2010 to CDN$103,000 for the three months ended March 31, 2011. The depreciation and amortization expense relates to the activities of Acadian which is amortizing the mine and mill (which is on care and maintenance) and equipment.

d)	a decrease in interest expense from CDN$2,000 for the three months ended March 31, 2010 to CDN$nil for the three months ended March 31, 2011.

e)
a decrease in legal, accounting and professional expense from CDN$119,000 for the three months ended March 31, 2010 to CDN$107,000 for the three months ended March 31, 2011. Included within legal, accounting and professional expense for the three months ended March 31, 2011 is CDN$45,000 for costs associated with the Company’s SEC compliance obligations and CDN$46,000 for Acadian which relates to general legal work, audit and stock transfer costs. The decrease is primarily the result of a reduction in legal costs of Acadian following the settlement of the CCAA proceedings and a legal dispute in the prior year.

f)
a decrease in administrative costs including salaries from CDN$880,000 in the three months ended March 31, 2010 to CDN$486,000 in the three months ended March 31, 2011. Included within administrative expense for the three months ended March 31, 2011 is CDN$462,000 for Acadian compared to CDN$699,000 for the three months ended March 31, 2010 which includes head office salaries, rent, office related costs and travel. The decrease relates to the decrease in head office salaries, and a decrease in office and statutory filing costs.

As a result of the foregoing, the loss from operations decreased from CDN$1,521,000 for the three months ended March 31, 2010 to CDN$857,000 for the three months ended March 31, 2011.

The Company recorded a foreign currency exchange loss of CDN$2,000 for the three months ended March 31, 2011 and CDN$2,000 for the three months ended March 31, 2010, primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

The loss before income taxes and equity in profits/(losses) of unconsolidated entities for the three months ended March 31, 2011 was CDN$859,000 compared to CDN$1,523,000 for the three months ended March 31, 2010.

There was no provision for income taxes in either the three months ended March 31, 2011 or the three months ended March 31, 2010.

The loss before equity in profits/(losses) of unconsolidated entities for the three months ended March 31, 2011 was CDN$859,000 compared to CDN$1,523,000 for the three months ended March 31, 2010.

The share of loss in unconsolidated entities for the three months ended March 31, 2010 amounted to CDN$92,000 for which there was no comparable amount in 2011. The Company via Acadian, held a 29.18% interest in Royal Roads Corp which was accounted for using the equity method of accounting. Acadian sold its interest in Royal Roads Corp. in April 2010.

The net loss was CDN$859,000 for the three months ended March 31, 2011 compared to CDN$1,615,000 for the three months ended March 31, 2010.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$209,000 for the three months ended March 31, 2011 compared to CDN$415,000 for the three months ended March 31, 2010.

The net loss attributable to Golden River Resources stockholders amounted to CDN$650,000 for the three months ended March 31, 2011 compared to CDN$1,200,000 for the three months ended March 31, 2010.

Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010.

In February 2011, the Company filed an amendment to its previously filed 10-Q for the nine months ended March 31, 2010 to revise the fair value amounts related to the acquisition of the assets and liabilities of Acadian. Accordingly, the financial statements for the nine months ended March 31, 2010 reflect the restatement adjustments noted below.

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

Costs and expenses decreased from CDN$4,095,000 in the nine months ended March 31, 2010 to CDN$4,031,000 in the nine months ended March 31, 2011.

The decrease in costs and expenses is a net result of:

a)
an increase in stock based compensation from CDN$39,000 for the nine months ended March 31, 2010 to CDN$134,000 for the nine months ended March 31, 2011 as a result of options issued to Directors by Acadian which are being progressively expensed over the vesting period. See Note 6 concerning the Company’s outstanding stock options.

b)
a decrease in the exploration expenditure expense from CDN$1,670,000 for the six months ended March 31, 2010 to CDN$1,617,000 for the nine months ended March 31, 2011. In relation to Golden River Resources, the costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken during the nine months ended March 31, 2010 or 2011. Included within exploration expenditure expense for the nine months ended March 31, 2011 is CDN$1,347,000 for field exploration activities on Acadian’s gold properties and certain maintenance work on its Scotia mine which is currently on care and maintenance which was partially offset by a decrease in site remediation accrual for Acadian’s exploration and mining sites.

c)
an increase in depreciation and amortization expense from CDN$354,000 for the nine months ended March 31, 2010 to CDN$356,000 for the nine months ended March 31, 2011. The depreciation and amortization expense relates to the activities of Acadian which is amortizing the mine and mill (which is on care and maintenance) and equipment.

d)
a decrease in interest expense from CDN$141,000 for the nine months ended March 31, 2010 to CDN$(65,000) for the nine months ended March 31, 2011. The interest expenses for the nine months ended March 31, 2011 relates to the reversal of accruals for interest on a third party liability following confirmation of the final amount owing.

e)
an increase in legal, accounting and professional expense from CDN$425,000 for the nine months ended March 31, 2010 to CDN$508,000 for the nine months ended March 31, 2011. Included within legal, accounting and professional expense for the nine months ended March 31, 2011 is CDN$146,000 which relates to the Company’s tax compliance work, CDN$129,000 for costs associated with the Company’s SEC compliance obligations and $205,000 for Acadian which relates to general legal work, audit and stock transfer costs. The increase in the current year relates to professional services on tax related matters.

f)
an increase in administrative costs including salaries from CDN$1,466,000 in the nine months ended March 31, 2010 to CDN$1,481,000 in the nine months ended March 31, 2011. Included within administrative expense for the nine months ended March 31, 2011 is CDN$1,402,000 for Acadian which includes head office salaries, rent, office related costs and travel. The increase relates to the increased cost of the new President & CEO of Acadian, increased travel and accommodation costs of Acadian in its activities, supplies and office and general costs.

As a result of the foregoing, the loss from operations decreased from CDN$4,095,000 for the nine months ended March 31, 2010 to CDN$4,031,000 for the nine months ended March 31, 2011.

The Company recorded a foreign currency exchange gain of CDN$3,000 for the nine months ended March 31, 2010 compared to a foreign currency exchange loss of CDN$149,000 for the nine months ended March 31, 2011, primarily due to revaluation of advances from affiliates which are denominated in A$.

The Company recorded a profit on disposal of plant and equipment of CDN$48,000 for the nine months ended March 31, 2011 for which there was no comparable amount for the nine months ended March 31, 2010. Acadian disposed of surplus equipment.

The Company has recorded a writeoff of plant and equipment of CDN$170,000 for the nine months ended March 31, 2011 for which there was no comparable amount for the nine months ended March 31, 2010.  Acadian wrote down the carrying value of plant and equipment after a physical review.

The Company obtained control of Acadian in July, 2009 and since that date the Company has consolidated the results of Acadian. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquired at acquisition date and the carrying value of its investment in an unconsolidated entity (Acadian) at acquisition date. For the nine months ended March 31, 2010, the Company recorded an adjustment to fair value on stepped acquisition of CDN$7,433,000. There was no comparable adjustment in the nine months ended March 31, 2011.

The Company has recorded a gain on bargain purchase of CDN$10,305,000 which is disclosed separately on the consolidated statement of operations for the nine months ended March 31, 2010. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid, subsequent to acquiring a majority interest in Acadian.

The Company has recorded interest income of CDN$1,000 for the nine months ended March 31, 2010 and  for the nine months ended March 31, 2011.

The loss before income tax and equity in profits/(losses) of unconsolidated entities for the nine months ended March 31, 2011 was CDN$4,301,000 compared to a profit for the nine months ended March 31, 2010 of CDN$13,647,000.

The Company has recorded a provision for tax of CDN$105,000 for the nine months ended March 31, 2011 compared to a provision for tax of CDN$2,624,000 for the nine months ended March 31, 2010, as a result of the acquisition of majority interest in Acadian. The accounting standards require the Company to recognize a provision for tax for the difference between the fair value of the net assets of Acadian and  the acquisition cost.

The loss before equity in profits of unconsolidated entities for the nine months ended March 31, 2011 was CDN$4,406,000 compared to a profit for the nine months ended March 31, 2010 of CDN$11,023,000.

As noted above, the Company held a 19.89% interest in Acadian at June 30, 2009 which increased to 52.764% at July 31, 2009. The Company accounted for its 19.89% interest in Acadian for the month of July 2009 using the equity method of accounting. Further, the Company via Acadian, held a 29.18% interest in Royal Roads Corp which was accounted for using the equity method of accounting and its share of the loss of the unconsolidated entities for the nine months ended March 31, 2010 was CDN$234,000. Acadian sold its interest in Royal Roads in April 2010.

The net loss was CDN$4,406,000 for the nine months ended March 31, 2011 compared to a net profit of CDN$11,257,000 for the nine months ended March 31, 2010.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$1,004,000 for the nine months ended March 31, 2011 compared to CDN$1,387,000 for the nine months ended March 31, 2010.

The net loss attributable to Golden River Resources stockholders amounted to CDN$3,402,000 for the nine months ended March 31, 2011 compared to a net profit of CDN$12,644,000 for the nine months ended March 31, 2010.

Liquidity and Capital Resources

For the nine months ended March 31, 2011, net cash used by operating activities was CDN$2,677,000 primarily consisting of the net loss of CDN$4,406,000; reversal of site remediation estimate of CDN$200,000; write down of plant and equipment of CDN$170,000, write-off of exploration costs of CDN$377,000 and a decrease in accounts payable and accrued expenses of CDN$682,000; net cash used in investing activities of CDN$1,420,000 being primarily the net cost of the additional investment in Acadian; and net cash provided by financing activities of  CDN$3,222,000 primarily consisting of funds from the sale of common stock of CDN$3,097,000, borrowings from affiliates of CDN$1,747,000 and repayments to affiliates of CDN$1,622,000.

In the nine months ended March 31, 2011, the Company raised, in private placement transactions with Northern Capital Resources Corp (“NCRC”), CDN$3,097,661 through the issue of 33,875,000 shares of common stock.

As of March 31, 2011, the Company had short-term obligations of CDN$4,477,000 comprising accounts payable and accrued expenses, lease liabilities, advances from affiliate and a note payable.

We have CDN$82,000 in cash at March 31, 2011.

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

On February 24, 2011, Acadian announced that it has signed a letter of intent with respect to a proposed investment in Acadian by China Metallurgical Exploration Corp. ("CME"), which will raise an initial $8.1 million with the potential to raise a further $5.4 million if warrants are exercised. The transaction is subject to certain conditions precedent being met before April 30, 2011 including completion of formal documentation, regulatory approval and approval from the Government of China. The private placement is also conditional upon the completion of due diligence to the satisfaction of CME. The effect of the issue of shares will be to dilute Golden River Resources’ interest in Acadian to approximately 54%.

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

At March 31, 2011, the Company had outstanding loan facilities of CDN$1,628,000. No interest is currently payable of the loan.

The Company reports in CDN$ and holds cash in Australian dollars. At March 31, 2011, this amounted to A$10,862. A change in the exchange rate between the A$ and the CDN$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the CDN$ exchange rate will have a CDN$109 effect on the consolidated balance sheet and statement of operations.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Dated: April 20, 2011

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