Form 10-K
period 2011-06-30
GOLDEN RIVER RESOURCES CORP.
filed 2011-09-28
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: June 30, 2011
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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$781,795 as at December 31, 2010.

There were 56,807,383 outstanding shares of Common Stock as of September 28, 2011.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable
_____________________

PART I

Information Regarding Forward Looking Statements

This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements. Forward looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

▪	the risks of mineral exploration stage projects,
▪	political risks in foreign countries,
▪	risks associated with environmental and other regulatory matters,
▪	exploration risks and competitors,
▪	the volatility of gold and other mineral prices,
▪	availability of financing,
▪	movements in foreign exchange rates,
▪	increased competition, governmental regulation,
▪	performance of information systems,
▪	ability of the Company to hire, train and retain qualified employees,
▪	the availability of sufficient, transportation, power and water resources, and
▪	our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this report, including under the heading “Risk Factors” and elsewhere and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

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

We hold the interests in Nova Scotia through our subsidiary, Acadian Mining Corporation, a Canadian corporation (“Acadian”), in which we held a 71.48% interest at June 30, 2011 (71.96% as of the date of this Report); in the Slave Craton properties directly; and our wholly owned subsidiary named Golden Bull Resources Corporation holds the interests in the Committee Bay Greenstone Belt.  Our wholly-owned subsidiary is referred to in this Annual Report as “Golden Bull”.

We sometimes refer to our claims collectively in this Annual Report as either the “Fifteen Mile Stream”, “Beaver Dam”, “Tangier”, “Goldenville” and “Forest Hill” which are all properties owned by Acadian; “Slave Properties” held by us or the “Committee Bay Properties” held by Golden Bull.  Our claims are registered in the Mining Recorders Office in the relevant Districts of Canada and give us the right to explore and mine minerals from the property covered by the claims.

We were incorporated in the State of Delaware on February 1, 1973.  We commenced our mineral exploration activities in 2002.  Prior thereto, we were engaged in a number of other business activities that have been discontinued.  Our executive offices are at Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia and we have an office at 1 Yonge Street, Suite 1801, Toronto, Ontario M5E 1W7, Canada. Our website location is www.goldenriverresources.com.  Information included on our website shall not be deemed to be incorporated in this Annual Report. Golden Bull was incorporated on May 27, 2002 in the Province of Ontario, Canada and is licensed to do business in the Northwest Territories and Nunavut Canada.

Currency

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company determined that, for its fiscal 2010 and years subsequent to that, revenue and expenses were going to be primarily denominated in Canadian dollars (CDN$). ASC Topic 830 “Foreign Currency Matters” states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company was the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 1, 2009 in accordance with ASC Topic 830.

References to dollars are to Canadian dollars (CDN$) unless otherwise indicated as being Australian dollars (A$) or United States dollars (US$). For the convenience of the reader, the Canadian Dollar figures for the year ended June 30, 2011 have been translated into United States Dollars (US$) using the rate of exchange at June 30, 2011 of CDN$1.00=US$1.02379.

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

The closing of the first tranche, for an aggregate of CDN$1.0 million (3,811,133 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. The Company held a 19.9% interest in Acadian at June 30, 2009.

The remaining CDN$9 million of the Offering (30,000,000 shares at CDN$0.30 per share) closed in several tranches upon the receipt of all necessary regulatory approvals, approval of the shareholders of Acadian and the satisfaction of certain other conditions precedent, including completion of due diligence by the Company. Acadian obtained approval from its shareholders at its annual meeting in June 2009. Throughout July to October 2009, further closings for an aggregate of CDN$9 million occurred. In July 2010, the Company subscribed for a further 4,923,387 shares in Acadian at a cost of CDN$1,477,016 taking its interest in Acadian to 71.48%.

In early July 2009, the Company announced that it had closed a transaction to purchase from RAB Special Situations (Master) Fund Limited (“RAB”) the special warrant to purchase 1,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016; and the warrant to purchase 2,000,000 shares of Common Stock in the Company at an exercise price of $1.542 per share ($0.364541, per share as adjusted) expiring on April 30, 2011, held by RAB, for an aggregate purchase price of US$500,000. Closing occurred in early July 2009. Following settlement of the purchase, the Company cancelled the Special Warrant to purchase 1,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016, and the Warrant to purchase 2,000,000 shares of Common Stock in the Company at an exercise price of $1.542 per share ($0.364541, per share as adjusted) expiring on April 30, 2011.

During the fiscal year ended June 30, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. Subsequent to June 30, 2010, NCRC purchased an additional US$1.4 million in the Company’s shares at the same purchase price The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes.  The Company’s Chairman, Chief Executive Officer and President, Mr. Joseph Gutnick, is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 36.52% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr. Gutnick is the Chairman and Chief Executive Officer, owns 31.46% of NCRC.  NCRC currently holds approximately 96.578% of the outstanding common stock of the Company.

Effective May 10, 2010, the Company closed a transaction to purchase mineral properties in the Slave Craton of Northern Canada in accordance with terms originally agreed to in June 2008. Since 2002, the Company has held the rights to undertake gold and base metal exploration on the Slave Craton Properties held by Tahera Diamond Corporation (“Tahera”) in Northern Canada, subject to entering into a separate access agreement each time Golden River Resources wished to undertake exploration. Under the transaction closed with Tahera, the Company has purchased these properties for a consideration of CDN$86,000 and the issue to Tahera of 300,000 shares of common stock in the Company. Tahera has retained rights to all diamond mineralization within the properties. As a result of the transaction, Golden River Resources now has unfettered access to these properties.

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

Effective May 31, 2011, Acadian sold its lead and zinc interests, including the Scotia Mine, for CDN$10 million.

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

Acadian Mining Corporation

On March 17, 2009, we entered into an Agreement with Acadian to complete a private placement. On completion, Golden River Resources held a 68.7% interest in Acadian. Golden River holds a 71.48% interest in Acadian at June 30, 2011. Since June 30, 2011, we have increased our interest in Acadian to 71.96%.

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

Acadian – Gold Assets

Acadian is a Nova Scotia-based corporation continued under the Canada Business Corporations Act.  The Company is engaged in the acquisition, exploration and development of gold properties,and barite properties in the Province of Nova Scotia.  Its current focus is to explore and develop its large portfolio of gold properties in Nova Scotia totaling approximately 70,000 hectares. Five of these properties have National Instrument 43-101 compliant gold resources, two of which (Beaver Dam and Fifteen Mile Stream) are being explored/developed as potential bulk tonnage-open pit deposits.

The Company has 7 material properties:

(i)	Beaver Dam gold property, located in Halifax County, Nova Scotia;

(ii)	Fifteen Mile Stream gold property, located in Halifax County, Nova Scotia

(iii)	Tangier gold property, located in Halifax County, Nova Scotia; and

(iv)	Forest Hill gold property, located in Guysborough County, Nova Scotia;

(v)	Goldenville gold property, located in Guysborough County, Nova Scotia.

(vi)	Golden seal gold property, Nova Scotia;

(vii)	Dufferin gold property, Nova Scotia

Each of the material properties is described below

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

Tabulation of Acadian Exploration Licenses at Beaver Dam

Current License No.	NTS Sheet	Tract	Claims	No. of Claims	Renewal Date*
05920	11 E 2 A 11 E 2 A 11 E 2 A 11 E 2 A	59 60 61 62	JKLM NOPQ EFGHJKLMNOPQ ABCDEFGH ABCDEFGH	8 12 8 8	March 22, 2010
TOTAL				36

* Represents the date when the license was last renewed.

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
* Rounded

Future work programs at Beaver Dam will include additional diamond drilling both to provide further definition on the currently delineated Main Deposit and potential expansion of gold mineralization identified at the Mill Shaft and Beaver Dam North areas, to the west and north respectively. Commencement of this program is subject to funding, and is anticipated to occur in 2012.

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

Tabulation of Acadian's Exploration Licenses at Fifteen Mile Stream

License No.	NTS Sheet	Tract	Claims	No. of Claims	Renewal Date*
06134	11 E 02 D 11 E 02 C 11 E 02 C 11 E 02 C 11 E 02 C	1 23 24 12 13	JKLMNOPQ J ABCDEFGHJKLM LMNO CDEF	29	May 20, 2010
06135	11 E 02 D	2	PQ	2	July 25 2010
SL11/90	11 E 02 D	23	ABCDEFGH	8	December 11 2010
05929	11 E 01 C	13	OP	2	April 8 2010
06812	11 E 02 D	1	FGH	3	April 8 2010
08226	11 E 02 D 11 E 02 D 11 E 02 D 11 E 02 D	1 11 12 14	ABC JKLMNOPQ ABCDEFGHJKPQ AB	25	May 5 2010
08365	11 E 02 D	24	O	1	August 18 2010
08371	11 E 02 D	2	GH	2	August 21 2010
08443	11 E 02 D 11 E 02 D	23 24	KLOPQ N	6	June 20 2010
08445	11 E 01 C 11 E 02 D 11 E 02 D 11 E 02 D 11 E 02 D 11 E 02 D 11 E 02 D	13 14 15 35 36 24 25	ABGHJKLMNQ EFGHJKLMNOPQ N ABCDEFGH ABCDEFGH PQ ABGH	45	April 18 2010
05930	11 E 01 C	14	CD	2	April 8 2010
			Total	125

* Represents the date when the license was last renewed.

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

Recent work by Acadian included construction of computer digitized working plans and a three dimensional geological model to support a diamond drilling program, and sampling and assaying of historic drill core. The additional sampling by Acadian resulted in increased gold mineralized widths and grades; typically, grades increased by 20% to 50%. These results are considered encouraging and support the Company’s confidence in identifying more gold mineralized material at Fifteen Mile Stream.

A first phase diamond drilling program which will total approximately 4,000 metres on the Egerton-McLean and Hudson areas commenced in late June, 2011. The diamond drilling program is designed to expand the Egerton-McLean deposit, which currently has an inferred mineralized material estimate of 3.8 million tonnes grading 1.66 g/t gold, and to build on favourable initial drill results in the Hudson area.

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

Tabulation of Acadian's Exploration Licenses at Tangier

License No.	NTS Sheet	Tract	Claims	No. of Claims	Renewal Date*
06018	11 D 15 A	64	ABCD EFGH	8	January 21, 2011
06019	11 D 15 A	65	JKPQ	4	January 21, 2011
06020	11 D 15 A	66 55	BC LMNO	6	January 21, 2011
06021	11 D 15 A	56	ABCD EFGH	8	January 21, 2011
06140	11 D 15 A	39 40 56 57 58 59 65 66 79	OPQ OPQ JKLM NOPQ ABCD EFGH JKLM NOPQ ABCD EFGH JKLM NOPQ ABGH JK ABCD EFGH D EFGH JKLM NOPQ ABCD	77	June 19, 2010
06261	11 D 15 A	65	LMNO	4	September14, 2010
08216	11 D 15 A	40 41	J MN	3	April 21, 2010
08217	11 D 15 A	55	E	1	April 21, 2010
08218	11 D 15 A	64	JKL	3	April 21, 2010
08331	11 D 15 A	35 37 38 39 40 59	PQ ABCGHJ ABCDEFGHJKLMOPQ JKLMN EFGKLMN C	36	September 8, 2010
TOTAL				150

* Represents the date when the license was last renewed.

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

Tabulation of Acadian's Exploration Licenses at Forest Hill

License No.	NTS Sheet	Tract	Claims	No. of Claims	Renewal Date*
06029	11 F 5 B	47	LMNO	4	March 7, 2011
SL 1/99	11 F 5 B	49	BG	2	March 30, 2011
05981	11 F 5 B 11 F 5 B	46 47	HJ EFGH	6	April 12, 2010
05985	11 F 5 A 11 F 5 A 11 F 5 B 11 F 5 B 11 F 5 B 11 F 5 B 11 F 5 A 11 F 5 A	37 60 47 48 49 50 38 59	JKLM NOPQ All Claims JKPQ JKLM NOPQ ACDE FHJK LMNO PQ All Claims MN DEFG JKLM NOPQ	80	September 20, 2010

TOTAL				92

* Represents the date when the license was last renewed.

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

Tabulation of Acadian's Exploration Licenses at Goldenville

License No.	NTS Sheet	Tract	Claims	No. of Claims	Renewal Date*
05817	11 F 04 B 11 F 04 C 11 E 01 A 11 E 01 A 11 E 01 D 11 E 01 D	108 12 97 98 1 2	LMNO CDEF JKLM NOPQ JKLM NOPQ ABCD EFGH ABCD EFGH	40	December 9, 2010
08324	11 E 01 A 11 E 01 A 11 E 01 A 11 E 01 A 11 E 01 A 11 E 01 D 11 E 01 D 11 E 01 D 11 E 01 D 11 E 01 D 11 F 04 B 11 F 04 C	97 98 99 100 101 1 2 3 4 5 108 12	EFGH EFGH JKLMNOPQ JKLMNOPQ JKPQ JKLM JKLM ABCDEFGHJKLM ABCDEFGHJKLM ABGHJK EFGKP BGKLM	76	April 9, 2010
			Total	116

* Represents the date when the license was last renewed.

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

Golden Seal Property

The Golden Seal property comprises the east and west strike extensions of the Goldboro project currently being evaluated by Orex Exploration and Osisko Mining Corporation. Orex Exploration Inc. announced a 43-101 compliant mineralized material estimate at a 1.5 g/t cut off over a strike length of 1.5 kms of 2,711,000 tonnes grading 4.56 g/t gold in the mineralized material categories with an additional 3,438,000 tonnes grading 3.67 g/t gold in the mineralized material category. Acadian has a drill program planned for the fall of 2011 intended to confirm the presence of mineralization adjacent to the eastern end of the Orex-Osisko project and to test for potential mineralization further along strike to the east and west of the Orex-Osisko project.

Dufferin Property

Acadian holds mineral claims adjacent the mining lease at the Dufferin Gold deposit held by Ressources Appalaches Inc. and StrikePoint Gold Inc. Recent drilling on the mining lease has extended the mineralized vein system close to Acadian’s claims and previous work suggests a good probability that the vein system extends onto Acadian’s claims.  A limited drill program is planned for the fall of 2011 to test the presence of mineralization on Acadian’s claims.

Acadian - Other Assets

Acadian controls mineral claims hosting barite-fluorite deposits at Lake Ainslie, Cape Breton Island as well as a land position in the area. Work programs including compilation and evaluation of historical information and initial field investigations have been completed on the property. The surface rights necessary to develop the Upper Johnson and MacDougall deposits were acquired in early 2008. A trenching program conducted in late 2009 on the Upper Johnson vein area was successful in demonstrating the continuity of the Upper Johnson North Vein, which was previously believed to be discontinuous. Widths of the Upper Johnson North Vein in the trenches ranged between 0.60 and 2.05 metres. Vein grades ranged between 76% and 92% barite and 4.6% and 11.2% fluorite. The gangue mineral in the veins is predominantly calcite. A study of markets for barite from the deposit was recently completed and indicates potential markets for mud grade barite. A metallurgical testing program is planned for the fall of 2011 which will consist of sampling several tonnes from the Johnson Vein and processing studies at the Minerals Engineering Centre, Dalhousie University.

 Acadian held a 29.18% interest in Royal Roads Corp. which was publicly traded on the TSX Venture Exchange. During the 2010 year, Acadian sold this investment.

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

Exploration interest is currently focused on the Hood (CO20-002) IOL and Contwoyto (CO08-001) IOL concessions; however, the gold-bearing potential of the Rockinghorse (CO44-00-01) IOL will be evaluated during 2012.

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

Location

All mineral properties that fall under the Slave Agreement are located within the Slave Craton of the central arctic area of Nunavut, Canada.  The Slave Craton is a relatively small Archean Craton, dominated by greenstone belts and turbidite sequences, underlain by older gneisses and intruded by granitoid bodies.  The Slave Craton or Slave Structural Province, encompasses an elliptical area approximately 500 kilometres wide by 750 kilometres long, located between Great Slave Lake to the south and Coronation Gulf to the north (Figure 1).  The company has negotiated three IOL agreements to cover three non-contiguous IOL areas within the Slave Craton (Figure 2); the Hood, Contwoyto and Rockinghorse IOLs.

Hood River IOL Concession (CO20-002)

The Hood River Inuit Owned Land Concession is in the High Lake Volcanic Belt located in the northwest section of the Slave Structural Province within Nunavut.  The land holdings originally included 4 mining properties totalling 10,330 acres; however, all of these have subsequently lapsed as only the CO20-002 IOL concession is within the greenstone component of the High Lake Volcanic Belt and therefore the only portion with any exploration interest to us.  The original Hood River CO-20 IOL concessions have been subsequently consolidated and reduced to the current Hood River CO20-002 IOL Concession which encompasses an area of 20,623.3 acres (8,346 hectares).  The approximate centre of the Hood Concession is about 45 kilometres north of the Arctic Circle, and 530 kilometres north-northeast of Yellowknife.  Historically the IOL concessions were held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both wholly owned by Tahera); however, currently Golden River Resources has 100% interest in the consolidated property; although all diamond interest has been waived to Tahera.  There are no known encumbrances on the concession.

Figure 1.	Location of the Slave Project Area within Nunavut and the Slave Structural Province (Slave Craton), Canada.

Figure 2.
Location of the Properties Covered By the Current GBR/NTI Agreement. Note that many of the marked Tahera held areas shown on this map are outdated as they have been reduced as claims have been allowed to expire.  In Figure 2, lakes and rivers are shown in blue.  (Modified: August 17, 2010.)

Contwoyto IOL Concession (CO08-001)

The original C0-08 Concession Agreement totalled 65,250 acres but has been subsequently reduced to the current 9,706.3 acres (3,928 hectares).  The approximate centre of the C0-08 Concession is 100 kilometres south of the Arctic Circle, 100 kilometres north-northwest of Lac de Gras, and 380 kilometres north-northeast of Yellowknife.  Again, historically the C0-08 Concession Agreement was held 50:50 by Benachee Resources Inc. and Snowpipe Resources Ltd. (both of which are wholly owned by Tahera); however, under the new 2010 agreement, the concession is now currently 100% held by Golden River Resources; although, again, all diamond interest has been waived to Tahera.  There are no known encumbrances on the concession.

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

The closest community with regularly scheduled air service is Kugluktuk (formerly known as Coppermine) which is located 145 kilometres northwest of the Rockinghorse (CO-44) Concession and 200 kilometres northwest of the Hood River (CO-20) Concession.  First Air has daily scheduled flights from Yellowknife to Kugluktuk.  The main centre for transportation to the properties is through Yellowknife, 530 kilometres southwest of the Hood River Concession, and 410 kilometres southwest of the Contwoyto Concession.  Fixed wing and helicopter charter services are available in Yellowknife, as are all supplies (groceries, lumber, fuel, etc.) and expediting services.  Although currently inactive, additional existing infrastructure to potentially assist servicing the company’s land holdings includes the Tahera Jericho Mine Site and the Lupin and ULU Mine Sites which were recently sold by China MinMetals Corp. (formerly Wolfden/Zinifex/Oz Minerals) to Elgin Mining; however, all are currently on care and maintenance.  There is no infrastructure on the Hood, Contwoyto or Rockinghorse IOL Concessions.

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

In 1989 the ULU Gold Deposit was discovered.  It is located immediately adjacent to, and abuts against, the western border of Company’s Hood River CO-20-002 IOL.  Previous exploration efforts undertaken within the Hood River CO-20-002 IOL have outlined several key areas of anomalous gold mineralization which include the Penthouse North and South Zones, the Blackridge Zone, the Crown Zone and the North Fold Nose Zone.

In 1999 when the Nunavut Land Claims Agreement came into effect the Inuit were granted surface ownership of approximately 360,000 square kilometres of land, of which they have the subsurface rights for approximately 37,500 square kilometres.  Nunavut Tunngavik Incorporated (NTI) is the entity through which these subsurface rights are administered.  The Hood River Area around the ULU Deposit in which Golden River Resources has an exploration interest (this being the former CROWN, DEN, FIDO and ULU claims) was ultimately incorporated into NTI lands.  The sole exception to this inclusion was the original ULU Claim currently being evaluated by Elgin Mining Inc.  This claim has been brought to lease and is currently regulated by the federal government.

In March, 2003, Strongbow Resources Inc. and Nunavut Tunngavik Incorporated announced an agreement whereby Strongbow could explore a large parcel of land which covered all the south half of the High Lake Greenstone Belt and bordered Golden River Resources Hood IOL concession on the east, south, and west.  After a initial period of evaluation, much of this ground has since been returned to NTI.

Contwoyto Lake Area

Following the discovery of the Lupin Mine in 1960 (a gold-bearing banded iron formation deposit) located on the western shore of Contwoyto Lake, exploration for additional Lupin-style banded iron formation (BIF) hosted gold deposits commenced throughout the Contwoyto Formation.  This resulted in the discovery of a number of prospects many of which occur on Golden River Resources’ Contwoyto properties.

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

Rockinghorse Lake Area

No previous gold exploration work has been documented to have been undertaken within the Rockinghorse IOL.  The Rockinghorse property has only been evaluated for its diamond-bearing potential during a past exploration program undertaken by previous owners.

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

At least five episodes of Proterozoic diabase dike “swarms” (dated between 2400 million years and 600 million years) have been recorded within the Slave Structural Province.  These dike sets form local positive relief where they intrude easily eroded lithologies such as the meta-turbidites and negative relief in areas where they are juxtaposed with granites and gneisses.

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

Five principal styles of mineralization were identified by BHP on the Penthouse Grid, namely:

●	Auriferous, silicified zones which contain arsenopyrite mineralization within sediments;
●	Auriferous, arsenopyrite-bearing quartz veins which occur at mafic volcanic-sediment contacts;
●	Auriferous, polymetallic, quartz veins transecting the mafic volcanic stratigraphy;
●	Stratabound, massive sulphide mineralization at the mafic volcanic-sediment contact; and
●	Auriferous, polymetallic, quartz veins hosted by sediments adjacent to the same mafic volcanic-sediment contact.

In the Penthouse Area, massive sulphide mineralization is present as discontinuous pods, locally up to 1.5 metres thick, which occur along the western basalt-sediment contact on the South Penthouse Grid.  Historically, anomalous values of gold, silver, copper lead and zinc have been returned from surface grab sampling.  No drilling was carried out on the Southern Penthouse Prospect.

The Blackridge Prospect is located south of the Crown Prospects and across the south-eastern edge of a granitic intrusion.  This area was inutially evaluated by Aber Resources Ltd. during the 1985 field season.  The mineralization consists of an altered and locally brecciated gabbro-hosted, silicified zone.  The principal mineralized zone can be traced intermittently on surface for at least 700 metres northeast and is up to 2.5 - 3.5 metres wide.  Anomalous gold values have been identified along this structure.

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

Rockinghorse IOL Concession (CO44-00-01).

No previous gold exploration work has been documented to have been undertaken within the Rockinghorse (CO44-00-01) IOL.  The Rockinghorse property has only been evaluated for its diamond-bearing potential during a past exploration program undertaken by Tahera/Kennecott.  To date, no mineralized prospects have been identified within the Rockinghorse IOL (Figure 5).

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

To maintain the Contwoyto IOL into 2012, a work commitment or a cash payment in lieu of assessment work estimated in the amount of CDN$157,000.00 due on December 31, 2011 will be required.  To maintain the Hood IOL into 2012 a work commitment or a cash payment in lieu of assessment work estimated to be in the amount of CDN$334,000.00 also due on January 01, 2012 will be required.  To maintain the younger Rockinghorse IOL into 2012, a work commitment or a cash payment in lieu of assessment work estimated in the amount of CDN$63,000 due on December 31, 2011 will be required.  The 2009 and 2010 in lieu of assessment payment for all areas were waived by NTI due to the fact that the Company couldn’t access the ground as a result of the recent Tahera restructuring.

As a result of the a compilation of the historical exploration results previously undertaken in the area and the results of the company’s 2004 field season, several areas quickly emerged as having a strong potential to host gold mineralization, based on geological, mineralogical and structural criteria and as such would require further examination.

In late July 2006, Golden River Resources mobilized equipment and personnel to further prospect, assess and evaluate the Contwoyto Lake and Hood River Areas.  The work program was to follow up Golden River Resources’ highly successful 2004 examination with a focus on highlighting key areas on which to develop a future (2012) drilling program.

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

The 2006 field program and sampling was under the direct supervision of Bruce Goad, P. Geo., a Qualified Person under the applicable Canadian disclosure regulations for mineral exploration companies.  No exploration programs were undertaken during either 2007, 2008, 2009, 2010 or 2011.  A follow-up exploration program is currently being planned for both concession areas, to be undertaken during 2012.

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

The results to date strongly suggest the need for follow up drill investigation.  These surface results will be combined with proposed geophysical survey data to form the basis for new drill targets to be explored during 2012.

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

The mineralization in the Blackridge, Crown, Penthouse and North Fold Nose Areas of the property all require additional mapping and drill testing during a proposed 2012 exploration program.

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

Rockinghorse IOL Concession (CO44-00-01)

An initial program to evaluate the gold-bearing potential of the Rockinghorse IOL will be undertaken during 2012.  Depending upon initial results, the exploration program will either become focused or if results are negative, the property will be allowed to lapse.

The Committee Bay Greenstone Belt Properties

In June 2002, highly prospective ground within the Committee Bay Greenstone Belt (“CBGB”) was selected and staked on behalf of the Company.  Golden River Resources owns 100 percent interest of its ten Committee Bay Area Properties.  All claims are on federally owned ground and mineral title is administered by the federal government.

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

Originally 29 properties were staked comprising a land area of 71,694 acres in the Committee Bay Greenstone Belt in central Nunavut, Canada.  These properties were recorded on October 16, 2002.  From the original area the company retained a total of 49,815.19 acres on 22 claims which comprise 10 individual properties.  To maintain the properties in good standing, the Company was required to spend a total of CDN$197,798 of assessment work by October 16, 2004.  A total of CDN$98,879 (CDN$2 per acre) is required in each subsequent year up to 2012 (at which point a decision to bring the properties to lease must be made).  During the 2004 field season, the Company spent CDN$1.567 million on exploration and all amounts in excess of the 2004 commitment were applied to offset against future assessment commitments.  As a result of the amount the Company spent during 2004, it has already met the expenditure commitments until 2010 for some properties and to 2012 for most others.  To maintain the properties past October 16, 2012, the claims must undergo a legal land survey of the boundaries during 2012 and subsequently be brought to lease.  A list of the mining properties in the Committee Bay Greenstone Belt is included as Appendix B to this Annual Report.

Location

The Committee Bay Claims are located 245 to 365 kilometres northeast of the hamlet of Baker Lake (Qamani’tuaq), Nunavut, Canada, or 210 to 320 kilometres west to southwest of the hamlet of Repulse Bay (Naujat).  The remote community of Kugaaruk (formerly Pelly Bay) is 190 to 305 kilometres northeast of the claim groups.  The company’s land holdings in the Committee Bay Greenstone Belt include 22 properties in 10 claim blocks.  These properties total approximately 49,815.19 acres and all were recorded on October 16, 2002.  The sole exception to this is the GB 1 Claim which was recorded on September 13, 2004.  There are no known encumbrances on any of the Company’s properties.

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

In 1992, reconnaissance sampling in the Committee Bay Area was undertaken on behalf of the CBJV.  Several highly anomalous gold values were returned from rock samples taken by field crews.  Follow-up work was performed in 1993.  High gold values corresponded to samples of banded iron formation containing quartz veining and/or silicification and pyrite, pyrrhotite, (±) arsenopyrite mineralization.  In 1995, additional rock samples were obtained, and eight drill holes totalling 811.41 metres were completed.  This work exclusively focused on the Bluff Claims in Hayes River Area and the Inuk Area located further to the northeast.  In 1996, the CBJV flew a 13,262 line-kilometre detailed geophysical survey (magnetics and VLF), collected additional rock samples and drilled 6 diamond drill holes at Three Bluffs.  Approximately CDN$5.4 million was collectively spent on the Committee Bay Greenstone Belt between 1992 and 2001 by explorers.  This exploration focused on three areas: Laughland Lake, Hayes River and Curtis River.

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

The stratigraphy of the Committee Bay Greenstone Belt includes banded iron formation up to 50 metres thick, komatiite volcanic flows, basalts, intermediate to felsic tuffs, and quartz-cobble conglomerates.  Deformation is recorded by major shear zones, second order faults, complex folding, and felsic intrusions.  Numerous gold prospects are spread out over a 260 x 40 kilometre area including NCG’s (formerly: CBR) Inuk Zone in northeast Committee Bay and their Three Bluffs, Antler and Hayes Zones in the Hayes River Area.

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

Examples of iron formation-hosted gold mineralization include the company’s Wrench Property where government sampling in 2001 returned gold values from samples of sulphide-bearing (pyrite + pyrrhotite), quartz-veined intervals of oxide banded iron formation.  This section of anomalous, gold-bearing iron formation is over 6.5 kilometres long and includes not only the NCG (formerly Committee Bay Resources) Three Bluff’s, Antler and Hayes occurrences but also the Golden River Resources’ Wrench Showing on the adjacent Wrench Claim Block.

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

A total of 1,476 rock samples were removed and analyzed from the company’s 22 existing mineral claims.  In addition, a small soil grid was established on the Wrench Property and 658 soil samples were collected.  Anomalous gold values were returned from sampling on several of the claim areas.  Of particular note were the results from the company’s Wrench Property which cover an area adjacent to the NCG’s (formerly: CBR) Three Bluffs Deposit and Antler and Hayes Showings.  This property was found to exhibit identical structures and lithologies as to those NCG (formerly: CBR) has identified on their adjacent Three Bluffs Property.  Sampling along exposed banded iron formation produced high gold values within the 1.5 kilometre strike length of the targeted iron formation horizon.

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

Proposed Work

We did not conduct any exploration activities on our Committee Bay prospects during fiscal 2008, 2009 2010 or 2011.

The large assessment credit excess accrued as a result of the 2004 program that was applied toward the claims allowed the company to meet its expenditure commitments until October 16, 2012 for most properties (see Appendix B).  However, as a result of the high gold potential of the claims and exploration interest in the Committee Bay Greenstone Belt, further work is being planned.

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

The Company has not scheduled the timing of these future exploration activities, which will depend on the availability of funds and ongoing developments on its Slave Craton Prospects.  All claims must be surveyed during 2012 and brought to lease by October 16, 2012 or they will lapse as no further assessment can be applied past this date.  Once the claims have been brought to lease, they can be maintained by paying taxes which accrue annually.

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

The mining industry in Nunavut and Nova Scotia, where our exploration properties are situated, operates under Canadian federal, state and territorial legislation governing prospecting, development, production, environmental protection, exports, income taxes, labour standards, mine safety and other matters.  We believe our Canadian operations are operating in substantial compliance with applicable law.

Our exploration works is subject to environmental regulation primarily by the Federal Department of Indian Affairs and Northern Development and the Nunavut Water Board in Nunavut, and in Nova Scotia, the Nova Scotia Department of Resources. The Department of Fisheries & Oceans (Canada) and the Department of the Environment (Canada) have an enforcement role in the event of environmental incidents, but presently have no direct regulatory role in relation to exploration activity.

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

Government Requirements for Maintenance of Claims

The regulations governing the requirements for the maintenance of claims is dependent upon whether the claims are within a federal or state jurisdiction or if they are located on ground that is controlled by the NTI under the Nunavut Land Claims Agreement,

Within The Slave Craton

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

By October 16, 2012 all of the company’s Committee Bay area claims (except GB-1) must have been legally surveyed and subsequently brought to lease as by this date they will have had their maximum ten years of assessment applied.  After this date, no further assessment can be applied therefore, to maintain the claims they must be brought to lease.  Once the claims have been legally surveyed and brought to lease, they can be maintained by paying taxes which accrue annually.

Within Nova Scotia

The Nova Scotia government has granted Acadian interests in claims as listed in the sections under Acadian – Gold Interests where details are included in respect to each project. To keep the existing claims in good standing, Acadian is required to spend CDN$640,985 during fiscal 2012.

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

Acadian has six Directors (including its Chief Executive Officer, who was appointed on June 24, 2010). The Board of Acadian is currently represented by two persons acting on behalf of the Company, three Directors independent of Golden River and the Chief Executive Officer. Acadian also have its own exploration, financial and administrative employees, which total 12 in number.

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

World Economic Conditions Could Adversely Affect Our Results of Operations and Financial Condition

The effects of the recent global financial crisis are difficult to accurately predict. As a result of this crisis, conditions in the credit markets have become uncertain and risk adverse. These adverse conditions may make it harder for the Company to raise additional funds to finance the continued development of its business. Continued adverse economic conditions could adversely affect our liquidity, results of operations and financial condition.

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

We Will Need Additional Financing To Determine If There Is Gold Or Other Commercial Minerals And To Maintain The Mineral Claims.

Our success will depend on our ability to raise additional capital. Commencing in fiscal 2012, we will be required to undertake field exploration programs on both the Slave and Committee Bay properties in order to maintain the leases. The Company will be required to make payments of approximately CDN$577,000 prior to the end of 2011 and incur expenditure or make payments in lieu of expenditure of CDN$611,252 prior to the end of 2012. Further, Acadian has an obligation to spend amounts on its mineral properties in order to maintain the leases and is required to spend CDN$640,985 and issue 29,118 Acadian shares on gold exploration properties during fiscal 2012. However, at this time, we have not found a commercially viable gold deposit and further exploration is required.  There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make these investments. If funds are not available in the amounts required to maintain an interest, we will be unable to proceed further on the Committee Bay Properties, Slave Properties and Acadian Properties and our operations would be severely limited, and we would be unable to reach our objective. This could cause the loss of all or part of your investment.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2011 and for the years ended June 30, 2011 and 2010 and for the period July 1, 2002 (inception of exploration stage) through June 30, 2011 includes an explanatory paragraph questioning our ability to continue as a going concern.  This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of CDN$31,301,000 which could raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Weather Interruptions In Nunavut May Affect And Delay Our Proposed Exploration Operations.

We can only work above ground at our mineral claims in Nunavut, Canada from late May until early October and from mid-December to March of each year. Once we are able to work underground, we plan to conduct our exploration year round, however, it is possible that snow or rain could cause roads leading to our claims to be impassible. This could impair our ability to meet our objectives and may increase our costs beyond our ability, if any, to secure financing, which would adversely affect the value of your investment and our ability to carry on business.

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

We are one of ten affiliated companies. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS, except that one of these companies, Northern Capital Resources Corp, is our principal stockholder.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest. In addition, there may be conflicts among the Company and the other companies that AXIS provides services to with respect to access to executive and administrative personnel and other resources.

Historically, AXIS has allocated corporate opportunities to each of the companies engaged in the exploration and mining industry after considering the location of each of the companies’ operations and the type of commodity for which each company explores within its geographic region. At present, there are no conflicts among the Company and the other nine companies with respect to the principal geographic areas in which they operate and/or the principal commodities that they are searching for.

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time.  There are presently 56,179,096 outstanding shares of our common stock held by stockholders which are deemed “restricted securities” as defined by Rule 144 under the Securities Act.  Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144.  In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports.  A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144.  In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

Item 1B               Unresolved Staff Comments

Not applicable

Item 2                  Properties

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See “Item 1- Business- Employees” and “Item 13 - Certain Relationships and Related Transactions and Directors’ Independence”.  The Company believes that its administrative space is adequate for its current needs.

In addition, we have an office in North America at Suite 1801, 1 Yonge Street, Toronto ON Canada.  The office receives mail, couriers and facsimiles on our behalf and forwards any documents received to us.  The lease is for six months and can be renewed on a month to month basis.  We pay a fee of CDN$30 per month.  This is a temporary arrangement whilst we determine whether to open a permanent office. Acadian occupies office facilities at Dartmouth, a suburb of Halifax in Nova Scotia, Canada at a cost of CDN$112,682 per annum.

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

The following table sets out the high and low bid information for the common stock as reported by the OTCBB for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2009
First Quarter	0.09	0.01
Second Quarter	0.15	0.07
Third Quarter	0.165	0.03
Fourth Quarter	0.20	0.06

2010
First Quarter	0.27	0.10
Second Quarter	0.25	0.145
Third Quarter	0.15	0.01
Fourth Quarter	0.07	0.00

2011
First Quarter	0.00	0.00
Second Quarter	0.00	0.00

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of September 28, 2011, there were 56,807,408 shares of common stock issued and outstanding.

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

Shareholders

As of September 28, 2011, the Company had approximately 92 shareholders of record.

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

Our selected consolidated financial data presented below for each of the years in the two-year period ended June 30, 2011, and the balance sheet data at June 30, 2011 and 2010 have been derived from consolidated financial statements, which have been audited by PKF. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended June 30, 2011, and Notes thereto, which are included elsewhere in this Annual Report.

(Consolidated Statement of Operations Data)
(in thousands, except per share data)

	Year ended June 30		2011
	2010 CDN$000s	2011 CDN$000s	Conv. Transl US$000s

Revenues	-	-	-

Costs and expenses	6,485	5,508	5,639

Loss from operations	(6,485)	(5,508)	(5,639)

Other income (loss)	1	6	6
Adjustment to fair value on stepped acquisition	7,433	-	-
Gain on bargain purchase	10,305	-	-
Other non-operational gains and costs	1,397	835	855
Provision for deferred income taxes	(2,624)	(3,749)	(3,838)
Equity in profits of unconsolidated entity	234	-	-
Net gain from sale of subsidiary	-	641	656

Net profit (loss)	10,261	(7,775)	(7,960)

Net profit attributable to non-controlling interests	1,404	846	866

Net profit (loss) attributable to Golden River Resources shareholders	11,665	(6,929)	(7,094)

	CDN$	CDN$	US$

Basic and diluted net profit/(loss) per common equivalent shares
Net loss per share	0.65	(0.17)	(0.17)

Weighted average number of shares outstanding (000s)	18,052	40,488	40,488

Balance Sheet Data
	CDN$000s	CDN$000s	US$000s
Total assets	52,648	44,836	45,903
Total liabilities	(11,445)	(8,139)	(8,333)

Total equity	41,203	36,697	37,570

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

Foreign Currency Translation

The Company’s consolidated financial statements are reported in Canadian dollars. The income and expenses of our foreign operations are translated into Canadian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Canadian dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian and US dollar compared with the Canadian dollar during the periods indicated.

Year ended

June 30

2010	CDN$1.00	=	A$1.1142
	CDN$1.00	=	US$0.9542
2011	CDN$1.00	=	A$0.9661
	CDN$1.00	=	US$1.02379

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of costs and expenses are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of costs between fiscal 2010 and 2011 is not necessarily a true comparison.

Results of Operations

Year ended June 30, 2011 versus Year ended June 30, 2010

As a result of (i) the acquisition of a 19.9% interest in Acadian in May 2009, the Company accounted for this investment under the equity accounting method for July 2009; (ii) the acquisition of further shares in Acadian on July 31, 2009, resulting in Acadian becoming a subsidiary at that date, resulted in the Company consolidating Acadian’s results; and (iii) the sale by Acadian of all of the shares in ScoZinc Limited on May 31, 2011, there is a lack of comparability between the Company’s results for the fiscal year ended June 30, 2011 as compared to the fiscal year ended June 30, 2010.

Total costs and expenses have decreased from CDN$6,485,000 for the year ended June 30, 2010 to CDN$5,508,000 (US$5,639,000) for the year ended June 30, 2011.  The decrease was a net result of:

i)
A decrease in exploration expenditure written off from CDN$3,277,000 in fiscal 2010 to CDN$2,175,000 (US$2,227,000) in fiscal 2011. In fiscal 2011, no field exploration was undertaken on the Slave or Committee Bay Properties; and the costs incurred relate to consultants providing exploration reviews and advice on the Slave and Committee Bay Properties. Included within exploration expenditure for fiscal 2011 is CDN$1,865,000 (US$1,909,000) (2010: CDN$2,495,000) for work undertaken by Acadian for field exploration activities on its gold properties and certain maintenance work on its Scotia mine which was on care and maintenance until the sale of the Scotia mine assets on May 31, 2011.

ii)
Legal, accounting and professional costs of CDN$667,000 in fiscal 2010 and CDN$667,000 (US$683,000) in fiscal 2011. During fiscal 2011, we incurred legal expenses of CDN$99,000 (US$101,000) for general legal work; audit fees of CDN$203,000 (US$208,000) for professional services in relation to financial statements, the quarterly reports on Form 10-Q and annual report on Form 10-K; taxation compliance costs of CDN$69,000 (US$71,000); CDN$13,000 (US$13,000) from our stock transfer agent for management of the share register; and CDN$283,000 (US$290,000) relating to Acadian which includes expenses relating to general legal work, secretarial services, financing reporting reviews and taxation services. During fiscal 2010, we incurred legal expenses of CDN$65,000 for general legal work; audit fees of CDN$188,000 for professional services in relation to financial statements, the quarterly reports on Form 10-Q and annual report on Form 10-K; taxation compliance costs of CDN$89,000; CDN$10,000 from our stock transfer agent for management of the share register; and CDN$297,000 relating to Acadian which includes expenses relating to legal work for the completion of the reorganization proceedings for its subsidiary, secretarial services and financing reporting reviews.

iii)
An increase in administrative costs from CDN$1,867,000 in fiscal 2010 to CDN$2,134,000 (US$2,185,000) in fiscal 2011. During fiscal 2011, AXIS charged us CDN$113,000 (US$116,000) for management and service fees, Director’s fees and salaries incurred on behalf of the Company including fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; we incurred CDN$16,000 (US$16,000) for lodgement of Company filings with the SEC; CDN$8,000 (US$8,000) for travel and accommodation; CDN$6,000 (US$6,000) for Delaware franchise tax and CDN$1,991,000 (US$2,039,000) for Acadian which includes CDN$1,155,000 (US$1,183,000) for salaries; CDN$32,000 (US$33,000) for office rent; CDN$246,000 (US$252,000) in office costs; CDN$116,000 (US$119,000) for travel; CDN$133,000 (US$136,000) in insurance premiums; CDN$65,000 (US$66,000) for lodgement of Company filings with Canadian authorities; and CDN$244,000 (US$250,000) for external consultants and information. During fiscal 2010, AXIS charged us CDN$135,000  for management and service fees; Director’s fees and salaries incurred on behalf of the Company including fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; we incurred CDN$13,000 for lodgement of Company filings with the SEC; and CDN$1,719,000 for Acadian which includes CDN$922,000 for salaries; CDN$102,000  for office rent; CDN$323,000  in office costs; CDN$129,000 for travel; CDN$126,000  in insurance premiums; CDN$75,000 for lodgement of Company filings with Canadian authorities; and CDN$42,000  for investor relations and information.

iv)
A increase in stock based compensation from CDN$39,000 for fiscal 2010 to CDN$162,000 (US$166,000) for fiscal 2011 as a result of the options issued to Directors and executives by Acadian which are being progressively expensed over the vesting period (see note 8 concerning Acadian’s options). Final amortisation expenses of options previously issued by the Company were incurred in 2010 compared to several vestings of options by Acadian in 2011.

v)
A decrease in depreciation and amortization expense from CDN$488,000 in fiscal 2010 to CDN$431,000 (US$441,000) in fiscal 2011. The depreciation and amortization expenses for fiscal 2011 relates to the activities of Acadian which is amortizing equipment and amortization for the ScoZinc mine and mill (which was on care and maintenance) prior to sale on May 31, 2011.

vi)
A decrease in interest expense (income) from CDN$147,000 in fiscal 2010 to CDN$(61,000) (US$63,000) in fiscal 2011. The interest expenses for fiscal 2010 relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place. During fiscal 2011, the accrual for interest was reversed on a third party liability following confirmation and payment of the final agreed amount owing.

As a result of the foregoing, the loss from operations decreased from CDN$6,485,000 for the year ended June 30, 2010 to CDN$5,508,000 (US$5,639,000) for the year ended June 30, 2011.

The Company recorded a foreign currency exchange loss of CDN$242,000 (US$248,000) for the year ended June 30, 2011 compared to a foreign currency exchange gain of CDN$42,000 for the year ended June 30, 2010 primarily due to revaluation of advances from affiliates which are denominated in A$.

The Company recorded a profit on disposal of plant and equipment of CDN$48,000 (US$49,000) for the year ended June 30, 2011 for which there was no comparable amount for the year ended June 30, 2010. Acadian disposed of surplus equipment.

The Company has recorded a write-off of plant and equipment of CDN$170,000 (US$174,000) for the year ended June 30, 2011 for which there was no comparable amount for the year ended June 30, 2010. Acadian wrote down the carrying value of plant and equipment after a physical review.

The Company obtained control of Acadian in July, 2009 and since that date the Company has consolidated the results of Acadian. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquired at acquisition date and the carrying value of its investment in an unconsolidated entity (Acadian) at acquisition date. For the year ended June 30, 2010, the Company recorded an adjustment to fair value on stepped acquisition of CDN$7,433,000. There was no comparable adjustment in the year ended June 30, 2011.

The Company has recorded a gain on bargain purchase of CDN$10,305,000 which is disclosed separately on the consolidated statement of operations for the year ended June 30, 2010. The gain represents the excess of the fair value of the net assets acquired over (i) fair value of the non-controlling interest; (ii) fair value of the equity investment held prior to acquisition; and, (iii) the cash consideration paid, subsequent to acquiring a majority interest in Acadian.

Acadian settled a debt to an equipment supplier during the year ended June 30, 2011. The debt had arisen several years ago when ScoZinc Limited (a subsidiary of Acadian) was placed in “CCAA” and the equipment supplier called a guarantee provided by Acadian. Acadian negotiated a settlement of the guarantee on deferred payment terms. The final payment was made in April 2011 and a gain arose at that time being the difference between the amount of the guarantee and the amount of the final settlement. There was no comparable transaction in fiscal 2010.

Acadian signed a letter agreement with Selwyn Resources Ltd (Selwyn) whereby Selwyn would acquire the zinc and lead assets of the Company.  On May 31, 2011, Acadian closed the transaction and sold 100% of the shares of ScoZinc Limited, a wholly owned subsidiary, for cash consideration of CDN$10 million (US$10.2 million), less legal costs CDN$197,251 (US$201,944). Net proceeds were CDN$9,802,749 (US$10,035,956). The Company has accounted for the disposal of ScoZinc in accordance with accounting guidance for the impairment or disposal of long-lived assets.

Included in the Company's consolidated statement of operations are costs and expenses of ScoZinc during the Company's term of ownership. Such costs and expenses which were for certain maintenance work incurred to secure ScoZinc’s mining properties and related environmental monitoring amounted to $1,418,000 and $784,000 for the years ended June 30, 2011 and 2010, respectively. During the course of the Company's term of ownership as its mine was on care and maintenance before and during the Company’s ownership period, ScoZinc did not have any revenues from mining operations, nor was any exploration activity cost expended.

The Company recorded a gain from the sale of ScoZinc, net of closing costs, of CDN$641,000 (US$656,000). This was represented by the difference between the net sale proceeds of CDN$9,802,749 (US$10,035,956) less the book value of net assets sold which were:

Assets	CDN$
Current assets	$120,796
Cash held for remediation	2,812,500
Property, Plant and Equipment	4,954,355
Mineral rights	4,026,855
Total assets sold	$11,914,506

Liabilities
Accounts payable and accrued liabilities	$152,623
Accrued site remediation	2,600,000
Total liabilities related to assets sold	$2,752,623
Net book value of assets sold	$9,161,883

The Company recorded an increase in interest income from CDN$1,000 for the year ended June 30, 2010 to CDN$6,000 (US$6,000) for the year ended June 30, 2011.

The Company recorded a profit on sale of equity investment of CDN$1,355,000 relating to the sale by Acadian of its equity investment in Royal Roads Corp for the year ended June 30, 2010, for which there was no comparable amount for the year ended June 30, 2011.

The loss before income taxes and equity in profits/(losses) of non-consolidated entities for the year ended June 30, 2011 was CDN$(4,026,000) (US$(4,122,000)) compared to a profit for the year ended June 30, 2010 of CDN$12,651,000.

The Company has recorded a provision for deferred tax of CDN$3,749,000 (US$3,838,000) for the year ended June 30, 2011 compared to a provision for tax of CDN$2,624,000 for the year ended June 30, 2010, as a result of the acquisition of majority interest in Acadian in July 2009 and sale by Acadian of 100% of the shares of ScoZinc Limited, a wholly owned subsidiary on May 31, 2011. The accounting standard requires the Company to recognize a provision for tax for the difference between the fair value of the net assets of Acadian and the acquisition cost.

The Company held a 19.9% interest in Acadian at June 30, 2009 which increased to 52.764% at July 31, 2009. The Company accounted for its 19.9% interest in Acadian for the month of July 2009 using the equity method of accounting. Further, the Company via Acadian, held a 29.18% interest in Royal Roads Corp which is also accounted for using the equity method of accounting and its share of the profits of the non-consolidated entities for the year ended June 30, 2010 was CDN$234,000. Acadian sold its interest in Royal Roads in April 2010.

The net loss was CDN$7,775,000 (US$7,960,000) for the year ended June 30, 2011 compared to a net profit of CDN$10,261,000 for the year ended June 30, 2010.

The share of the net loss attributable to the non-controlling interests of Acadian amounted to CDN$846,000 (US$866,000) for the year ended June 30, 2011 compared to the share of net loss of CDN$1,404,000 for the year ended June 30, 2010.

The net loss attributable to Golden River Resources stockholders amounted to CDN$6,929,000 (US$7,094,000) for the year ended June 30, 2011 compared to a net profit of CDN$11,665,000 for the year ended June 30, 2010.

Liquidity and Capital Resources

During the fiscal year 2011, net cash used in operating activities was CDN$6,988,000 (US$7,154,000), comprising of the net loss of CDN$7,775,000 (US$7,960,000) adjusted for major non-cash items of (i) provision for deferred income tax of CDN$3,749,000 (US$3,838,000); (ii) gain on settlement of guarantee obligation of CDN$1,199,000 (US$1,228,000); (iii) reversal of site remediation estimate of CDN$200,000 (US$205,000) and (iv) net change in accounts payable and accrued expenses of CDN$2,183,000 (US$2,235,000). During fiscal 2011, net cash from investing activities was CDN$8,212,000 (US$8,407,000) consisting of CDN$1,477,000 (US$1,512,000) being the cost of the additional investment in Acadian to increase our interest to 71.48%, CDN$9,803,000 (US$10,036,000) being the net proceeds from the sale by Acadian of 100% of the shares of ScoZinc Limited, proceeds from disposal of surplus equipment CDN$76,000 (US$78,000) and CDN$190,000 (US$195,000) for the purchase of property and equipment. During fiscal 2011, net cash from financing activities was CDN$1,604,000 (US$1,642,000) being the funds from sale of common stock of CDN$3,097,000 (US$3,171,000); borrowings from affiliates of CDN$2,497,000 (US$2,556,000); and repayments to affiliates of CDN$3,990,000 (US$4,085,000).

As at June 30, 2011, the Company had short-term obligations of CDN$1,712,000 (US$1,752,000) comprising accounts payable and accrued expenses of CDN$812,000 (US$831,000) and note payable of CDN$900,000 (US$921,000).

We have CDN$3,792,000 (US$3,882,000) in cash at June 30, 2011.

Since June 30, 2010, the Company has raised in a private placement transaction with Northern Capital Resources Corp (“NCRC”) CDN$3,097,661 through the sale of 33,875,580 shares of common stock. The proceeds have been utilized to fund the further acquisition of shares in Acadian and repay CDN$1,622,400 (A$1,600,000) of liabilities.

The Company received CDN$9,802,749 (US$10,035,956) from the sale by Acadian of 100% of the shares of ScoZinc Limited. The proceeds have repaid in full the remediation costs of CDN$1,887,790 agreed with the Province of Nova Scotia to remediate the Scotia Mine facility, repaid advances from AXIS Consultants Pty Ltd of CDN$1,233,069 (A$1,186,718), repaid advance from Northern Capital Resources of CDN$1,064,301 and for working capital purposes.

Since fiscal 2004, we have undertaken field exploration programs on our Committee Bay and Slave properties. In relation to the Committee Bay properties, this was more than the minimum required expenditure and as a result, we have not had a legal obligation to undertake further exploration on these properties. However, our properties are prospective for gold and other minerals and commencing in fiscal 2011, we will be required to undertake field exploration programs on both the Slave and Committee Bay properties in order to maintain the leases. The Company will be required to incur expenditure or make payments in lieu of expenditure of CDN$577,000 prior to the end of 2011 and CDN$611,252 prior to the end of 2012. Further, Acadian has an obligation to spend amounts on its mineral properties in order to maintain the leases and is required to spend CDN$640,985 and issue 29,118 Acadian shares on gold exploration properties during fiscal 2012. Our budget for general and administration costs for fiscal 2012 is CDN$500,000 and Acadian’s budget for the general and administration costs for fiscal 2012 is CDN$1,400,000. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

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

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2011, the Company had outstanding loan facilities of CDN$54,242 (A$55,538). No interest is currently payable of the loan.

The Company reports in CDN$ and holds cash in Australian dollars. At June 30, 2011, this amounted to A$7,509. A change in the exchange rate between the A$ and the CDN$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the CDN$ exchange rate will have a CDN$78 effect on the consolidated balance sheet and statement of operations.

Item 8.                    Financial Statements and Supplementary Data

See F Pages

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended June 30, 2011.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting were effective as of June 30, 2011.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Joseph Gutnick	59	Chairman of the Board, President, Chief Executive Officer and Director
David Tyrwhitt	73	Director
Peter Lee	54	Director, Secretary, Chief Financial Officer and Principal Accounting Officer
Mordechai Gutnick	34	Director
Grant Ewing	50	President and Chief Executive Officer of Acadian

Director Qualifications

The following paragraphs provide information as of the date of this report about each director as well as about each executive officer. The information presented includes information each director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years.

Joseph Gutnick

Mr Gutnick is a leading mining industry entrepreneur and has been Chairman of the Board, President and Chief Executive Officer since March 1988. He is currently Executive Chairman, President and Chief Executive Officer of numerous public listed companies in Australia and North America including Legend International Holdings, Inc., a US corporation traded on the OTC market, Executive Chairman and President of Aurum, Inc. and Electrum International, Inc., U.S. corporations traded on the OTC market, Executive Chairman, President and Chief Executive Officer of Northern Capital Resources Corp and Great Central Resources Corp, US corporations and Executive Chairman, Managing Director and Chief Executive Officer of North Australian Diamonds Limited, Top End Uranium Ltd and Quantum Resources Limited, which are listed on the Australian Stock Exchange. Mr Gutnick has been responsible for overseeing the discovery of the Plutonic gold deposit and the discovery, development and operation of the world class Bronzewing and Jundee gold mines in Australia. He was awarded the Diggers award at the 1997 Diggers and Dealers Industry Awards and is a former Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Mr Gutnick devotes sufficient of his business time to the affairs of the Company to advance the Company’s operations.

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in November 1996. He is a geologist, holding a Bachelor of Science and PhD degrees and has 50 years experience in mineral exploration and management development and operation of gold mines in Australia. Since 1996, Mr Tyrwhitt has served as a consulting geologist through David S. Tyrwhitt & Associates (June 2002 to present) and Auminex Sdn. Bhd. (1996 to June 2002). Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources Limited, Bassari Resources Ltd and Quantum Resources Limited listed on the Australian Securities Exchange, Legend International Holdings, Inc., a US corporation listed on the OTC market and Northern Capital Resources Corp.

Dr Tyrwhitt’s experience in working on mining projects in Australia and technical skills as a geologist will provide our Board with an industry-based perspective to mining operations.

Peter Lee

Mr Lee has been Chief Financial Officer and Principal Accounting Officer since August 1989 and was appointed a Director in February 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently Chief Financial Officer and Company Secretary of North Australian Diamonds Limited, Top End Uranium Ltd and Quantum Resources Limited, which are listed on the  Australian Stock Exchange and Chief Financial Officer and Secretary of Legend International Holdings, Inc. and Electrum International, Inc., Secretary of Aurum, Inc., US corporations traded on the OTC market and Northern Capital Resources Corp and Great Central Resources Corp, US corporations and a Director of Acadian Mining Corporation, a corporation listed on Toronto Stock Exchange.

Mr Lee’s extensive financial and secretarial background in the mining and exploration industry in the US provides our Board with valuable experience in those areas and Mr Lee is one of our nominees on the Acadian board of directors.

Mr Lee devotes sufficient of his business time to the affairs of the Company and Acadian to advance the Company’s activities.

Mordechai Gutnick

On September 14, 2005, Mr Gutnick was elected a non-executive Director. He is a businessman and long-term investor in the mining industry.  From April 2001 to June 2002, Mr Gutnick served as a project advisor for AXIS, which provides services to the Company; from July 2002 to April 2003, Mr Gutnick was a private investor; and between May 2003 and October 2010, Mr Gutnick was a non-executive director of Quantum Resources Limited. Mr Gutnick has been appointed to the Audit and Remuneration Committee’s, effective September 14, 2005.  Mr Mordechai Gutnick is the son of Mr Joseph Gutnick.

Mr Gutnick’s knowledge and experience in the mining and exploration industry provides our Board with valuable experience in those areas.

Grant Ewing

Mr Grant Ewing has been President and Chief Executive Officer of Acadian since June 24, 2010. Mr Ewing is a seasoned mining executive with extensive experience in all aspects of mineral exploration and development.  Prior to joining Acadian Mining, Mr Ewing was employed as President and Chief Executive Officer of Staccato Gold Resources Ltd. from November 2007 to June 2010 where he was responsible for the overall management of the company’s affairs.  Before this he served as President and Chief Operating Officer of Linear Metals Corp, a junior mining company in 2007 and prior to that, he was Executive Vice President for Tahera Diamond Corporation where he supervised the corporate development, investor relations, and exploration divisions.

All Directors have been appointed for a one-year term which expires in November 2011.

Mr Gutnick was formerly the Chairman of the Board, Dr Tyrwhitt was formerly an independent Director and Mr. Lee was formerly Company Secretary of Centaur Mining & Exploration Ltd., an Australian corporation, which commenced an insolvency proceeding in Australia in March 2001.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of four members, of whom two have been, and continue to be, independent under applicable regulations. During fiscal 2011, our Board of Directors met once. The Board of Directors also use resolutions in writing to deal with certain matters, and during fiscal 2011, two resolutions in writing were signed by all Directors.

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

Audit Committee

Dr David Tyrwhitt and Mr Mordechai Gutnick constitute our Audit Committee. It is the opinion of the Board of Directors that each of them is an independent director as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Mr Tyrwhitt would meet the director independence requirements of the Nasdaq Stock Market if we were listed on such Market, but that Mr Mordechai Gutnick would not meet such Nasdaq independence requirements in light of his family relationship with Mr Joseph Gutnick who is our Chief Executive Officer. Our Audit Committee does not include a "financial expert" as defined in Item 401 (e) of Regulation S-K. The Company only has two independent Directors and neither of these independent Directors has a finance background. The Chair of the Audit Committee met with the external auditors on four occasions during fiscal 2011 in respect to annual and quarterly reports prior to the reports being filed.

Remuneration Committee

The Board has a Remuneration Committee comprised of two independent directors. During fiscal 2011, the Remuneration Committee did not meet.

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
Golden River Resources Corporation
PO Box 6315 St. Kilda Road Central
Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2011 all such filing requirements were complied with in a timely manner by all Directors, executive officers and greater than 10% stockholders, except that Mr Gutnick and Northern Capital each filed a Form 4 after the due dates for such Forms.

Item 11.                      Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended June 30, 2011 and 2010.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick,	2011	CDN$20,476	-	-	-	-	-	CDN$1,843	CDN$22,319
Chairman of the Board,	2010	A$16,771	-	-	-	-	-	A$1,503	A$18,274
President and CEO

Grant Ewing,	2011	CDN$250,000	CDN$125,000	-	CDN$138,765	-	-	CDN$5,568	CDN$519,333
Director, President and CEO	2010	-	-	-		-	-	-	-
- Acadian
Peter Lee,	2011	-	-	-	-	-	-	-	-
Acting President and CEO -	-	-	-	-	-	-	-	-	-
Acadian	2010
Will Felderhof,	2011	-	-	-	-	-	-	-	-
President and CEO –	2010	CDN$92,454	-	-	-	-	-	CDN$330,000	CDN$424,454
Acadian (6)

1.	The amounts listed were paid by us to AXIS, which provides the services of Mr J I Gutnick.
2.
Excludes options granted to Kerisridge Pty Ltd and Fast Knight Nominees Pty Ltd of which Mr J I Gutnick is a Director and Shareholder (see Item 13 – Certain Relationships and Related Party Transactions)

3.	Includes amounts paid by AXIS to an accumulation superannuation plan on behalf of Mr J I Gutnick.
4.	Includes 250,000 options that have vested.
5.	The amounts included in the table for option awards has been calculated in accordance with ASC 718.
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

Outstanding Equity Awards at Fiscal Year-End

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Gutnick,	-	-	50,000	US$1.00	10/15/14	-	-	-	-
Chairman of the Board, President	-	-	200,000	US$0.3084	10/19/11	-	-	-	-
and CEO

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

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans.

Compensation to Directors

Name	Fees Earned or Paid in Cash (CDN$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (CDN$)
David Tyrwhitt	20,476	-	-	-	-	1,843	22,319
Mordechai Gutnick	20,476	-	-	-	-	1,843	22,319

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.  Commencing January 2005, non-management Directors are paid Directors fees of A$20,000 per annum, plus statutory superannuation of 9% in accordance with Australian law.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2011, information regarding options under our 2004 stock option plan, our only active plan.  The 2004 stock option plan has been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted average Exercise price of outstanding options (b)		Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	485,000		$	US4.22	5,195,759	1)

Equity compensation plans not approved by security holders	-			-	-

Total	485,000	(1)	$	US4.22	5,195,759	1)

(1)	The maximum number of shares available for issuance under the 2004 stock option plan is equal to 10% of the issued and outstanding shares (on a fully diluted basis) of common stock, at any time.

Principal Officers Contracts

The principal officers do not have any employment contracts.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of September 28, 2011.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner		Percentage of class (1)

Shares of common stock	Joseph and Stera Gutnick	56,179,096	(2)(3)(4)(5)(6)	98.46

Shares of common stock	Northern Capital Resources Corp	54,863,387	(4)	96.5

Shares of common stock	David Stuart Tyrwhitt	5,000	(2)(9)	**

Shares of common stock	Mordechai Zev Gutnick	75,000	(2)(8)	**

Shares of common stock	Peter James Lee	125,000	(2)(7)	**

	All officers and Directors as a group	56,384,096	(10)	98.46

*	Unless otherwise indicated, the address of each person is c/o Golden River Resources Corporation, Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia
**	less than 1%

Notes:

(1)	Based on 56,807,408 shares outstanding as of September 28, 2011.
(2)	Does not include 125 shares of Common Stock beneficially owned by us.
(3)
Includes 539,460 shares of Common Stock owned by Edensor Nominees Pty Ltd., 175,399 shares of Common Stock owned by Kerisridge Pty Ltd., 150,000 shares of Common Stock owned by Surfer Holdings Pty Ltd, 200,000 shares of Common Stock owned by Kalycorp Pty Ltd and 850 shares of Common Stock owned by Pearlway Investments Proprietary Limited, of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(4)
Includes 54,863,387 shares of Common Stock owned by Northern Capital Resources Corp (“NCRC”). Mr Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is associated own approximately 36.53% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr Gutnick is the Chairman and Chief Executive Officer, owns 31.46% of NCRC.

(5)	Joseph Gutnick and Stera Gutnick are husband and wife.
(6)	Includes 250,000 shares issuable upon exercise of stock options.
(7)	Includes 125,000 shares issuable upon exercise of stock options.
(8)	Includes 75,000 shares issuable upon exercise of stock options.
(9)	Includes 5,000 shares issuable upon exercise of stock options.
(10)	Includes 455,000 shares that are issuable upon exercise of stock options.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We are one of ten affiliated companies. Each of the companies have some common Directors, officers and shareholders.  In addition, some of the companies owns equity in and is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  The Company owns 9.09% of the outstanding shares of AXIS and accounts for this interest at its cost price of $1.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each.   Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS, except that, one of these companies, Northern Capital Resources Corp. is the principal stockholder of the Company.

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. AXIS has not charged the 15% service fee to us during fiscal 2010 or 2011. Amounts invoiced by AXIS are required to be paid by us.  We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

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

 During fiscal 2011 and 2010, AXIS provided services in accordance with the service agreement of CDN$113,099 and CDN$135,291 respectively. During fiscal 2011 and 2010, AXIS advanced Golden River Resources CDN$1,738,821 and CDN$465,832 respectively. During fiscal 2011, Golden River Resources repaid AXIS CDN$2,926,446. The amounts owed to AXIS at June 30, 2011 and 2010 were CDN$54,242 and CDN$1,128,768 respectively and are reflected in non-current liabilities – advances from affiliates. During fiscal 2011 and 2010, no interest was charged by AXIS.

During the fiscal year ended June 30, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. During September 2009, pursuant to the subscription agreement, the Company (i) issued 5,056,671 shares of common stock at an issue price of US$1.00 per share raising CDN$5,056,071, (ii) on March 31, 2010, issued a further 4,903,680 shares of common stock at a purchase price of US$1.00 per share for aggregate proceeds of CDN$5,181,196, and (iii) on July 14, 2010, issued 1,427,580 shares of common stock to NCRC at an issue price of US$1.00 per share, raising CDN$1,475,261. Effective as at December 31, 2010, the Company issued a further 32,448,000 shares to NCRC at an issue price of US$0.05 per share, raising CDN$1,622,400. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 36.52% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr. Gutnick is the Chairman and Chief Executive Officer, owns 31.46% of NCRC. NCRC currently holds approximately 96.578% of the outstanding common stock of the Company. During fiscal 2011 and 2010, NCRC advanced Golden River Resources CDN$860,845 and CDN$nil respectively. During fiscal 2011, Golden River Resources repaid NCRC CDN$1,064,301. The amount owed to NCRC at June 30, 2011 and 2010 under current liabilities – advances from affiliates was CDN$nil and CDN$203,456 respectively.

Acadian acquired the remaining 50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due July 2010 and a 1% net smelter royalty payable to Mr. Will Felderhof, the former President and CEO of Acadian, and members of his family. On July 8, 2010, the Company extended the terms of the CDN$1.0 million note for a further 12 months and paid a CDN$100,000 principal payment. Amounts due are reflected in current and non-current liabilities – note payable at June 30, 2011 and June 30, 2010 respectively. On July 8, 2011, the Company paid the amount owed in full.

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

Item 14.                      Principal Accounting Fees and Services

The following table shows the audit fees we were billed by PKF for fiscal 2011 and 2010.

	2011	2010
Audit fees	CDN$160,838	CDN$197,307
Audit related fees	-	-
Tax fees	45,709	93,054
Total	CDN$206,547	CDN$290,361

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

Tax fees for 2010 relate to the preparation of the fiscal years 2004 through 2010 tax returns and the 2011 fees relate to the fiscal 2011 tax returns and various other tax planning and compliance related filings.

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

The Consolidated Financial Statements and Notes thereto listed on the Index at page F-1 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 81 of this Annual Report.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

Consolidated Financial Statements

June 30, 2011 and 2010

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Golden River Resources Corporation

We have audited the accompanying consolidated balance sheets of Golden River Resources Corporation and Subsidiaries (An Exploration Stage Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2011 and 2010 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden River Resources Corporation and Subsidiaries at June 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended June 30, 2011 and 2010 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at June 30, 2011 the Company had not yet commenced revenue producing operations and had a retained deficit of CDN$31,301,000 (US$32,046,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

PKF

New York, NY
September 27, 2011

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2011 and 2010

	June 30, 2011	June 30, 2010	Convenience Translation 2011
	CDN$000’s	CDN$000’s	US$000’s
ASSETS

Current Assets
Cash	3,792	957	3,882
Receivables	152	78	156
Prepaid expenses and deposits	41	141	42

Total Current Assets	3,985	1,176	4,080

Non Current Assets
Cash held for site remediation (notes 11 and 12)	109	925	112
Property, plant and equipment (notes 12 and 14)	979	6,757	1,002
Mineral rights (notes 12 and 13)	39,763	43,790	40,709

Total Non Current Assets	40,851	51,472	41,823

Total Assets	44,836	52,648	45,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	812	2,090	831
Note payable (note 6)	900	-	921
Other current liability (note 15)	-	2,099	-
Advances from affiliates (note 6)	-	203	-

Total Current Liabilities	1,712	4,392	1,752

Non Current Liabilities

Accrued site remediation	-	2,400	-
Note payable	-	900	-
Advances from affiliates (note 6)	54	1,129	56
Deferred tax liability (note 16)	6,373	2,624	6,525

Total Non Current Liabilities	6,427	7,053	6,581

Total Liabilities	8,139	11,445	8,333

Commitments (Note 10)

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 and 22,931,828 issued and outstanding	5	2	5
Additional paid-in-capital	53,578	48,810	54,853
Less treasury stock at cost, 250 shares	(19)	(19)	(19)
Accumulated other comprehensive loss	(372)	(372)	(381)
Retained profit (deficit) during exploration stage	(6,553)	376	(6,709)
Retained (deficit) prior to exploration stage	(24,748)	(24,748)	(25,337)

Golden River Resources Stockholders’ Equity	21,891	24,049	22,412
Non Controlling Interests (note 12)	14,806	17,154	15,158

Total Equity	36,697	41,203	37,570

Total Liabilities and Equity	44,836	52,648	45,903

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
for the years ended June 30, 2011 and 2010
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2011

	June 30,2011 CDN$000’s	June 30, 2010 CDN$000’s	Convenience Translation 2011 US$000’s	July 1, 2002 to June 30, 2011 CDN$000’s

Revenues	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	162	39	166	2,922
Exploration expenditure	2,175	3,277	2,227	8,763
Depreciation and amortization	431	488	441	919
Interest (income) expense, net	(61)	147	(63)	483
Legal, accounting and professional	667	667	683	2,403
Administration expenses	2,134	1,867	2,185	7,388

Total costs and expenses	5,508	6,485	5,639	22,878

(Loss) from operations	(5,508)	(6,485)	(5,639)	(22,878)

Foreign currency exchange gain (loss)	(242)	42	(248)	(359)
Adjustment to fair value on stepped acquisition	-	7,433	-	7,433
Gain on bargain purchase	-	10,305	-	10,305
Profit on disposal of plant and equipment	48	-	49	48
Write off of plant and equipment	(170)	-	(174)	(170)
Other income:
Profit from sale of equity investment	-	1,355	-	1,355
Gain on settlement of guarantee obligation (note 15)	1,199	-	1,228	1,199
Net gain from the sale of subsidiary (note 12)	641	-	656	641
Interest (expense) income – net, related entity	-	-	-	5
– other	6	1	6	17

Profit/(loss) before income taxes and equity in profits/(losses) of unconsolidated entities	(4,026)	12,651	(4,122)	(2,404)

Provision for deferred income taxes (note 16)	(3,749)	(2,624)	(3,838)	(6,373)

Profit/(loss) before equity in profit/(losses) of unconsolidated entities	(7,775)	10,027	(7,960)	(8,777)

Equity in profits/(losses) of unconsolidated entities	-	234	-	(26)

Net profit/(loss)	(7,775)	10,261	(7,960)	(8,803)

Net loss attributable to non-controlling interests	846	1,404	866	2,250

Net profit/(loss) attributable to Golden River Resources Stockholders	(6,929)	11,665	(7,094)	(6,553)

Basic and diluted net profit/(loss) per common equivalent shares
Net profit/(loss) per share	(0.17)	0.65	(0.17)	(0.77)

Weighted average number of common shares used per share calculation	40,488	18,052	40,488	8,575

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2010 and 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2011

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

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2010 and 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2011
 (Continued)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	-	$(3)
Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	-	$19
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	-	$510
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$48	-	$48
Net (loss)	-	-	-	-	$(1,965)	-	-	-	-	$(1,965)
Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,964)	$(24,748)	$-	$(378)	-	$82
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	-	$333
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$27	-	$27
Net (loss)	-	-	-	-	$(1,073)	-	-	-	-	$(1,073)
Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(10,037)	$(24,748)	$-	$(351)	-	$(631)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	-	$173
Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	-	$682
Net unrealized (loss) on foreign exchange	-	-	-	-	-	-	-	$(43)	-	$(43)
Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	-	$588
Net (loss)	-	-	-	-	$(1,252)	-	-	-	-	$(1,252)
Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,289)	$(24,748)	$-	$(394)	-	$(483)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$39	-	-	-	-		$39
Sale of 9,960,351 shares	9,960	$1	-	$10,763	-	-	-	-	-	$10,764
Issuance of 300,000 shares as part purchase price of mining properties	300	-	-	$627	-	-	-	-	-	$627
Re-purchase of warrants	-	-	-	$(579)	-	-	-	-	-	$(579)
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$22	-	$22
Net profit	-	-	-	-	$10,261	-	-	-	-	$10,261
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,994	-	-	-	-	$(1,994)	$0
Fair value of non-controlling interest	-	-	-	-	-	-	-	-	$20,552	$20,552
Net loss attributable to non-controlling interests	-	-	-	-	$1,404	-	-	-	$(1,404)	$0
Balance June 30, 2010	22,931	$2	$(19)	$48,810	$376	$(24,748)	$-	$(372)	$17,154	$41,203

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2010 and 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2011
 (Continued)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Issue of 33,875,580 shares	33,876	$3	-	$3,094	-	-	-	-	-	$3,097
Amortization of 800,000 options under employee stock option plan	-	-	-	$162	-	-	-	-	-	$162
Net (loss)	-	-	-	-	$(7,775)	-	-	-	-	$(7,775)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	-	$(1,512)	$0
Adjustment due to issue of shares by subsidiary	-	-	-	-	-	-	-	-	$10	$10
Net loss attributable to non-controlling interests	-	-	-	-	$846	-	-	-	$(846)	$0
Balance June 30, 2011	56,807	$5	$(19)	$53,578	$(6,553)	$(24,748)	$-	$(372)	$14,806	$36,697

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
for the Years Ended June 30, 2010 and 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2011

	2011 CDN$000’s	2010 CDN$000’s	Convenience Translation 2011 USD$000’s	July 1, 2002 to June 30, 2011 CDN$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(loss)	(7,775)	10,261	(7,960)	(8,803)

Adjustments to reconcile net profit (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/ loss	242	(42)	248	359
Depreciation/amortization of plant and equipment	431	488	441	919
Stock based compensation	162	39	166	2,922
Provision for deferred income tax	3,749	2,624	3,838	6,373
Equity in profits/(losses) of non-consolidated entities	-	(234)	-	26
Adjustment to fair value on stepped acquisition	-	(7,433)	-	(7,433)
Bargain purchase of controlled entities	-	(10,305)	-	(10,305)
Profit from sale of equity investment	-	(1,355)	-	(1,355)
Profit on disposal of plant and equipment	(48)	-	(49)	(48)
Gain on settlement of guarantee obligation	(1,199)	-	(1,228)	(1,199)
Net gain from sale of subsidiary	(641)	-	(656)	(641)
Write off of exploration costs	377	-	386	377
Write off of plant and equipment	170	-	174	170
Accrued interest added to principal	(61)	147	(62)	259
Net change net of acquisition in:
Receivables	(82)	(71)	(84)	(159)
Staking deposit	-	-	-	22
Prepaid expenses and deposits	70	(141)	72	(71)
Accounts payable and accrued expenses	(2,183)	479	(2,235)	(1,579)
Accrued site remediation	(200)	-	(205)	(200)

Net Cash (Used) in Operating Activities	(6,988)	(5,543)	(7,154)	(20,366)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash acquired	(1,477)	(7,585)	(1,512)	(10,062)
Proceeds of sale of equity investment	-	1,963	-	1,963
Proceeds of disposal of plant and equipment	76	-	78	76
Proceeds of disposal of subsidiary (net)	9,803	-	10,036	9,803
Purchase of plant and equipment	(190)	(155)	(195)	(370)

Net Cash Provided By/(Used) in Investing Activities	8,212	(5,777)	8,407	1,410

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	2,497	5,378	2,556	8,841
Repayments to affiliates	(3,990)	(3,166)	(4,085)	(7,156)
Proceeds from issuance of stock	3,097	10,764	3,171	13,861
Repayment of borrowings	-	(139)	-	(139)
Sale of warrants (net)	-	-	-	4,749
Re-purchase of warrants	-	(579)	-	(579)
Proceeds from loan payable	-	-	-	3,261

Net Cash Provided by Financing Activities	1,604	12,258	1,642	22,838

Effects of Exchange Rate on Cash	7	-	7	(90)

Net Increase in Cash	2,835	938	2,902	3,792
Cash at Beginning of Period	957	19	980	-

Cash at End of Period	3,792	957	3,882	3,792
Supplemental Disclosures
Interest Paid	44	139	45	523

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	-	5,771
Write off of plant and equipment	170	-	174	170
Stock options recorded as deferred compensation	-	-	-	1,258
Extinguishment of related party debt	-	-	-	593
Stock issued for acquisition of properties	-	627	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

(1)	ORGANIZATION AND BUSINESS

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with the President of Golden River Resources and his spouse. These companies owned 96.51% of Golden River Resources as of June 30, 2011.

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

Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 33,811,134 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches giving Golden River a 68.7% holding of Acadian.

The closing of the first tranche, for an aggregate of CDN$1.0 million (3,811,133 shares) was subject to receipt of the required regulatory approvals, including the approval of the Toronto Stock Exchange which occurred in early June 2009. The Company held a 19.9% interest in Acadian at June 30, 2009.

Throughout July 2009, Golden River Resources subscribed for further shares to a value of CDN$4 million and at July 31, 2009, the Company held a 52.764% interest in Acadian. As a result, Golden River Resources has since that time consolidated the results of Acadian. On September 30, 2009, a further closing for an aggregate of CDN$1 million occurred increasing the Company’s interest in Acadian to 57.145% and during October 2009, Golden River Resources completed its subscription in Acadian by subscribing for shares to the value of CDN$4 million which increased its interest in Acadian to 68.7%. On July 8, 2010, Golden River Resources subscribed for a further 4,923,387 common shares at a price of CDN$0.30 per share for an aggregate CDN$1,477,016. Golden River holds 38,734,520 common shares in Acadian for a 71.48% interest at June 30, 2011. During July 2011, Golden River Resources purchased a further 259,500 common shares in Acadian at a cost of CDN$79,985. Golden River Resources currently holds 38,994,020 common shares in Acadian for a 71.96% interest.

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Golden River Resources and its other subsidiaries (collectively “the Company”). All intercompany balances and transactions have been eliminated in consolidation.

As further described on note 7, effective November 1, 2010, the Company had a 1-for-10 reverse stock split of its Common Stock and accordingly, all share and per share data has been retroactively restated.

In November 2010, Acadian consolidated its outstanding common shares on a basis of one post-consolidation share for every ten pre-consolidation shares as approved by the shareholders of Acadian. Acadian’s common shares commenced trading on a consolidated basis on November 17, 2010. All comparative figures have been retroactively adjusted as if this share consolidation occurred on January 1, 2010.

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Golden River Resources is an exploration stage company which has not yet commenced revenue producing operations and has sustained recurring losses since inception, all of which raises substantial doubt as to its ability to continue as a going concern.

In addition, Golden River Resources has historically relied on loans and advances from corporations affiliated with the President of Golden River Resources and fund raising through the sale of equity instruments.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available.

 Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding.  The Company’s ability to continue operations through fiscal 2012 is dependent upon future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

In December 2010, the FASB issued ASU 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of this ASU requires management to further analyze and evaluate goodwill for impairment on a periodic basis.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this guidance to have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance in the third quarter of fiscal 2012 will not have any impact on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the guidance was updated to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This update is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company’s acquisition of the 68.7% interest in Acadian Mining Corporation, completed on August 6, 2009, was accounted for using this guidance.

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

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive profit/(loss) and its components in a full set of financial statements. Comprehensive profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains or (losses) during fiscal 2011 and 2010 amounted to CDN$nil and CDN$22,000 respectively.  Accordingly, comprehensive income (loss) for the years ended June 30, 2011 and 2010 amounted to CDN$6,929,000 and CDN$11,687,000 respectively.

(i)	Property and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided for on office assets using the declining balance method at the following annual rates (in the year of acquisition one-half of the calculated depreciation is recognized):

Automotive equipment	30%
Building	5%
Office fixtures and computer equipment	20%
Equipment	20%

In fiscal year 2010, mine site assets were depreciated on a straight line balance method over the expected life of the mine at thirteen and one half years.

All other assets are depreciated over a period covering their estimated useful lives.

(j)	Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

(k)	Federal Income Tax

ASC Topic 740 prescribes how a company should recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require the recording or disclosure of a potential tax liability.

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

(n)	Impairment or Disposal of Long-Lived Assets

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

The Company does not have any pension or profit sharing plans.  The Company’s staff employed in Canada are subject to Canadian requirements for contributions to pension plans.  Contributions to employee benefit or health plans during the years ended June 30, 2011 and 2010 were CDN$50,163 and CDN$34,469 respectively.

(q)	Concentrations of credit risk

The Company monitors its position with, and the credit quality of, the financial institution it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

(r)	Convenience Translation to US$

The consolidated financial statements as of and for the year ended June 30, 2011 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2011 (CDN$1.00=US$1.02379). The translation was made solely for the convenience of readers in the United States.

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

The Company held in interest bearing cash accounts at June 30, 2011, CDN$3,781,000 (US$3,693,000) in Canadian banking institutions, CDN$8,000 (US$8,000) in Australian banking institutions and CDN$3,000 (US$3,000) in US banking institutions.

Mineral Rights and Foreign Operations

The Company has mineral rights in Canada.

(5)	INVESTMENT SECURITIES

The Company has several small historical cost based investments that it has provided a full valuation for diminution and carries at a $nil value at June 30, 2011 and 2010.

(6)	AFFILIATE TRANSACTIONS

Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

During fiscal 2011 and 2010, AXIS provided services in accordance with the service agreement of CDN$113,099 and CDN$135,291 respectively. During fiscal 2011 and 2010, AXIS advanced Golden River Resources CDN$1,738,821 and CDN$465,832 respectively. During fiscal 2011, Golden River Resources repaid AXIS CDN$2,926,446. The amounts owed to AXIS at June 30, 2011 and 2010 were CDN$54,242 and CDN$1,128,768 respectively. During fiscal 2011 and 2010, no interest was charged by AXIS.

During the fiscal year ended June 30, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. Pursuant to the subscription agreement, the Company (i) issued 5,056,671 shares of common stock at an issue price of US$1.00 per share raising CDN$5,582,790 during September 2009, (ii) on March 31, 2010, issued 4,903,680 shares of common stock at a purchase price of US$1.00 per share for aggregate proceeds of CDN$5,181,196, and (iii) on July 14, 2010, issued 1,427,580 shares at an issue price of US$1.00 per share, raising CDN$1,475,261. Effective as of December 31, 2010, the Company issued a further 32,448,000 shares at an issue price of US$0.05 per share, raising CDN$1,622,400. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is affiliated owned approximately 36.52% of the outstanding common stock of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC.  NCRC currently holds approximately 96.578% of the outstanding common stock of the Company. During fiscal 2011 and 2010, NCRC advanced Golden River Resources CDN$860,845 and CDN$nil respectively. During fiscal 2011, Golden River Resources repaid NCRC CDN$1,064,301. The amount owed to NCRC at June 30, 2011 and 2010 under current liabilities – advances from affiliates was CDN$nil and CDN$203,456 respectively.

In July 2009, Acadian acquired the remaining 50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due July 2010 and a 1% net smelter royalty payable to Mr. Will Felderhof, the former President and CEO of Acadian, and members of his family. On July 8, 2010, the Company extended the terms of the CDN$1.0 million note for a further 12 months and paid a CDN$100,000 principal payment. Amounts due are reflected in current liabilities – note payable at June 30, 2011. On July 8, 2011, the Company paid the amount owing in full.

(7)	STOCKHOLDERS’ EQUITY

In February and March 2004, holders of options to acquire 800,000 shares of the common stock informed the Company of their intentions to exercise the cashless exercise feature of their option agreement.  As a result the Company issued 694,306 shares of its common stock.

In March 2004, the Company raised US$1,670,000 (CDN$2,221,000) through a private placement by issuing 167,000 shares of common stock and warrants to purchase 167,000 shares of common stock at US$13.00 per share. The warrants expired two years from the date of issuance as they were not exercised.

In March 2004, the Company received a loan from an affiliated entity in the amount of CDN$2,241,000 (US$1,754,000) which was used to repay other outstanding amounts due to affiliated entities.  This loan was later satisfied through the issuance of 175,398 shares of common stock and warrants to purchase 175,398 shares of common stock at US$13.00 per share.  The warrants expired two years from the date of issuance as they were not exercised.

At June 30, 2005 the Company had warrants outstanding to purchase 342,398 shares of common stock at US$13.00 per share.  All of the warrants expired in 2006.

In May 2006, the Company issued 1,000,000 shares of common stock at an issue price of CDN$1.70 (US$1.542) and 2,000,000 warrants with an exercise price of CDN$1.70 (US$1.54) and a latest exercise date of April 30, 2011 as repayment of a debt of CDN$1,700,000 (A$2,000,000) to an affiliated entity.

In June 2006, the Company raised US$1,542,000 (CDN$2,527,000) from RAB Special Situations (Master) Fund Limited (“RAB”) through a private placement of 2,000,000 normal warrants and 1,000,000 special warrants. The normal warrants have an expiry date of April 30, 2011 and an exercise price of US$1.542 (CDN$1.60).

Effective December 9, 2008, the Company completed a private placement offering in which the Company sold an aggregate of 10,000,000 shares of common stock at a purchase price of US$0.05 per share for aggregate proceeds of US$500,000. The Private Placement was made to Fast Knight Nominees Pty Ltd, a company associated with Mr Joseph I Gutnick, President and Chief Executive Officer of Golden River Resources Corporation.

During early July 2009, the Company entered into a warrant purchase agreement with RAB whereby the Company agreed to repurchase the following Warrants to purchase shares of Common Stock in the Company that had been issued to RAB in 2006:  (i) Special Warrant to purchase 1,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016, and (ii) Warrant to purchase 2,000,000 shares of Common Stock in the Company at an exercise price of US$1.542 per share expiring on April 30, 2011, for an aggregate purchase price of US$500,000 (CDN$524,000). Settlement of the purchase occurred on July 1, 2009. Following settlement of the purchase, the Company cancelled the Special Warrant to purchase 1,000,000 shares of Common Stock in the Company for no additional consideration expiring on June 9, 2016, and the Warrant to purchase 2,000,000 shares of Common Stock in the Company at an exercise price of US$1.542 per share expiring on April 30, 2011.

During fiscal 2010, the Company completed a series of private placements to Northern Capital Resources Corp (“NCRC”) for an aggregate of 9,960,351 shares of common stock at a purchase price of US$1.00 per share for aggregate proceeds of CDN$10,764,000 (US$9,960,351).

Effective May 10, 2010, the Company closed a transaction to purchase mineral properties in the Slave Craton of Northern Canada with Tahera Diamond Corporation and part of the purchase consideration was the issue of 300,000 shares of common stock in the Company which were valued at CDN$626,000 (US$598,000).

On July 14, 2010, the Company issued 1,427,580 shares of common stock at an issue price of US$1.00 per share, raising CDN$1,475,261, pursuant to the subscription agreement dated July 14, 2010 between the Company and NCRC.

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

Effective as of December 31, 2010, the Company completed a private placement to NCRC for 32,448,000 shares of common stock at a purchase price of US$0.05 per share, representing the then trading price of the Company’s stock, raising CDN$1,622,400.

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

The Company calculated the fair value of the 140,000 options using the Black Scholes valuation method using a fair value share price of US$10.00, strike price of US$10.00, maturity period of 5 years 7 ½ months, risk free interest rate of 5.15% and volatility of 20%. The total value of the options were amortized over the vesting period. At March 31, 2011, the options are fully vested.

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

A summary of the options outstanding and exercisable at June 30, 2011 are as follows:

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

The Company, through an unrelated third party consultant, has calculated the fair value of the 465,000 options using the binomial option pricing model using a fair value share price of US$3.00, exercise price of US$3.08, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to CDN$1,207,860 (US$1,060,200) and such amount was amortised over the vesting period. At June 30, 2011, the options were fully vested.

Since the issue of the options in 2006, 60,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at June 30, 2011 are as follows:

	Outstanding	Exercisable
Number of options	405,000	405,000
Exercise price	US$3.08	US$3.08
Expiration date	October 19, 2016	October 19, 2016

Acadian

At the annual and special meeting of shareholders of Acadian held on June 14, 2007, the shareholders adopted a 10% "rolling" incentive stock option plan (the "Plan"). Options granted under the Plan have a five-year term. Options are granted at a price no lower than the market price of the common shares at the time of the grant. The rules of the Toronto Stock Exchange ("TSX") provide that all unallocated options issuable under a "rolling" stock option plan must be approved by shareholders every three years after institution of the stock option plan. The plan was approved at the Annual General Meeting of Acadian held June 24, 2010.In determining the stock-based compensation expense, in fiscal 2011, the fair value of the options issued were estimated using a Black-Scholes option pricing model with the weighted average assumptions used of risk-free interest rate of 1.50%,expected dividend yield of 0.00% expected stock price volatility of 62%, expected life of options of 5 years and grant date fair value of CDN$0.30.

Acadian options currently outstanding are:

On June 15, 2010, Acadian granted 500,000 options to one Acadian director with an exercise price of CDN$0.45 per share expiring June 15, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$138,765 and such amount is amortized over the vesting period. For the year ended June 30, 2011, stock based compensation expense relating to stock options was CDN$115,638.

A summary of the Acadian options outstanding and exercisable at June 30, 2011 are as follows:

	Outstanding	Exercisable
Number of options	500,000	333,333
Exercise price	CDN$0.45	CDN$0.45
Expiration date	June 15, 2015	June 15, 2015

As at June 30, 2011, there was CDN$23,128 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On August 18, 2010, Acadian granted 300,000 options to three Acadian directors with an exercise price of CDN$0.45 per share expiring August 18, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$56,349 and such amount is amortized over the vesting period. For the year ended June 30, 2011, stock based compensation expense relating to stock options was CDN$42,261.

A summary of the options outstanding and exercisable at June 30, 2011 are as follows:

	Outstanding	Exercisable
Number of options	300,000	100,000
Exercise price	CDN$0.45	CDN$0.45
Expiration date	August 18, 2015	August 18, 2015

As at June 30, 2011, there was CDN$14,087 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On June 23, 2011, Acadian granted 100,000 options to its Chief Financial Officer with an exercise price of CDN$0.45 per share, expiry date of June 23, 2016 to be vested one third on grant date, one third after 12 months from grant date and one third after 24 months from grant date. The total value of the options equates to CDN$12,338 and such amount is amortized over the vesting period. For the year ended June 30, 2011, stock based compensation expense relating to stock options was CDN$4,113.

A summary of the options outstanding and exercisable at June 30, 2011 are as follows:

	Outstanding	Exercisable
Number of options	100,000	33,333
Exercise price	CDN$0.45	CDN$0.45
Expiration date	June 23, 2016	June 23, 2016

As at June 30, 2011, there was CDN$8,226 of unrecognized compensation cost, before income taxes, related to unvested stock options.

(9)	PROFIT(LOSS) PER SHARE

Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

Profit/(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, “Earnings per Share”.

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Year ended June 30
Diluted weighted average shares	2011 ‘000s	2010 ‘000s
Basic	40,488	18,052
Effect of employee stock based awards	-	-
Diluted weighted average shares outstanding	40,488	18,052

 Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(10)	COMMITMENTS

In July 2011, the Company entered into a lease for an office premises with minimum annual lease payments of $112,682. The lease begins on July 1, 2011 and ends on June 30, 2016 with a right to terminate after June 30, 2013 for a penalty equal to four months base rent.

The Company is committed to minimum annual lease payments of CDN$103,607 on its office premises until October 2013. Effective September 1, 2010, the Company has sublet the office premises for a rental equivalent of the lease commitment.

Future minimum contractual obligations under operating leases are as follows:

CDN$
2012	216,289
2013	216,289
2014	147,218
2015	112,682
2016	112,682
805,160

The Company has an obligation to spend CDN$611,252 on its exploration properties or make payments in lieu of expenditure during fiscal 2012 to maintain its properties.

Total rent expense incurred by the Company amounted to CDN$29,341 and CDN$107,676 in fiscal 2011 and 2010, respectively.

Acadian has an obligation to spend CDN$640,985 and issue 29,118 Acadian shares on its exploration properties during fiscal 2012 to maintain its properties.

(11)	CASH HELD FOR SITE REMEDIATION

Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and /or mining operations at the sites. Currently the Company has CDN$109,000 on deposit with the relevant authorities in Canada to cover the cost of this remediation work.

(12)	INVESTMENTS/SUBSIDIARIES

Golden River Resources as part of its business strategy is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction for up to 33,811,134 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches giving Golden River a 68.7% holding of Acadian.

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

The acquisition of Acadian was achieved in stages. The acquisition date fair value of the equity interest in Acadian immediately before the acquisition date was CDN$8,655,000 and the amount of the gain recognized as a result of remeasuring to fair value the equity interest in Acadian before the business combination amounted to CDN$7,433,000 and has been recognized in the consolidated statement of operations as “Adjustment to fair value on stepped acquisition”.

The gain on the identifiable net assets of Acadian caused a difference in the carrying value of the Company’s Acadian investment between financial reporting and income taxes and resulted in a deferred tax liability (see note 16).

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

During September and October of 2009, the Company purchased additional shares in Acadian for CDN$5 million, increasing its holding in Acadian from 52.67% to 68.7%. As a result of this transaction, the Company recorded a $1,994,000 adjustment to additional paid in capital and to non-controlling interest, representing the difference between the amount paid for such additional shares and the carry amount of the investment.

The consolidated statement of operations of the Company includes the operations of Acadian since July 31, 2009. The following unaudited pro-forma information presents the results of operations for the fiscal year ended June 30, 2010, as if the acquisition of Acadian had occurred on July 1, 2009.

2010 CDN$000’s
Revenue	-
Net profit(loss) attributable to Golden River Resources	13,296
Basic and diluted profit(loss) per share	0.74

The pro-forma revenue disclosed above reflects the operations of Acadian which includes approximately CDN$680,000 of operating expenses and recorded a gain on settlement of liabilities under Companies’ Creditors Arrangement Act of approximately CDN$2,800,000. In addition, the net profit for 2010 includes CDN$17,738,000 of gains resulting from the acquisition of Acadian in July 2009..

During the year ended June 30, 2011, the Company purchased an additional 4,923,387 shares, increasing its holding in Acadian to 71.48% at June 30, 2011. The cost to the Company was CDN$1,477,016. As a result of this transaction, the Company recorded a CDN$1,512,000 adjustment to additional paid in capital and to non-controlling interest, representing the difference between the amount paid for such additional shares and the carry amount of the investment.

During July 2011, the Company purchased a further 259,500 common shares in Acadian at a cost of CDN$79,985. The Company currently holds 38,994,020 common shares in Acadian for a 71.96% interest.

The amount of  revenue of Acadian for the year ended June 30, 2011 and June 30, 2010 included in the Consolidated Statement of Operations were CDN$nil and CDN$nil and the amount of profit/(loss) was CDN$757,854 and CDN$(7,354,910) respectively.

Acadian signed a letter agreement with Selwyn Resources Ltd (Selwyn) on February 18, 2011 whereby Selwyn would acquire the zinc and lead assets of the Company.  On May 31, 2011, Acadian closed the transaction and sold 100% of the shares of ScoZinc Limited, a wholly owned subsidiary, for cash consideration of CDN$10 million (US$10.2 million), less legal costs CDN$197,251 (US$201,944). Net proceeds were CDN$9,802,749 (US$10,035,956). The following table presents summarized financial information of the net assets sold:

Assets
Current assets	$120,796
Cash held for remediation	2,812,500
Property, Plant and Equipment	4,954,355
Mineral rights	4,026,855
Total assets sold	$11,914,506

Liabilities
Accounts payable and accrued liabilities	$152,623
Accrued site remediation	2,600,000
Total liabilities related to assets sold	$2,752,623
Net book value of assets sold	$9,161,883

The Company recorded a gain from the sale of ScoZinc, net of closing costs, of CDN$641,000 (US$656,000).

Included in the Company's consolidated statement of operations are costs and expenses of ScoZinc during the Company's term of ownership. Such costs and expenses which were for certain maintenance work incurred to secure ScoZinc’s mining properties and related environmental monitoring amounted to CDN$1,418,000 and CDN$784,000 for the years ended June 30, 2011 and 2010,  respectively. During the course of the Company's term of ownership as its mine was on care and maintenance before and during the Company’s ownership period, ScoZinc did not have any revenues from mining operations, nor was any exploration activity cost expended.

The Company has accounted for the disposal of ScoZinc in accordance with accounting guidance for the impairment or disposal of long-lived assets.

The sale of ScoZinc caused an adjustment to deferred tax liability (see Note 16).

(13)	MINERAL RIGHTS

The fair-value of the mineral rights acquired in the acquisition of Acadian was based upon a valuation report prepared by an investment banking firm with substantial experience in merger and acquisition transactions including provision of fairness opinions and valuations.  Accordingly, the Company has attributed a fair value of CDN$43,790,000 to mineral rights. On the sale by Acadian of 100% of the shares in ScoZinc Limited, a wholly owned subsidiary, the attributed fair value of CDN$4,026,855 to ScoZinc mineral rights was included in assets sold as discussed in Note 12 Investments/Subsidiaries.

The carrying value of mineral rights at June 30, 2011 is CDN$39,763,000.

Under US GAAP, exploration expenditure is expensed to the income statement as incurred, unless there is a reserve on the property.

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

	At June 30, 2011			At June 30, 2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
	CDN$	CDN$	CDN$	CDN$	CDN$	CDN$

Office	260,119	(21,986)	238,133	260,119	(7,184)	252,935
Automotive equipment	93,726	(9,373)	84,353	63,015	(20,214)	42,801
Office fixtures and computer equipment	339,238	(88,321)	250,917	257,702	(53,230)	204,472
Land	405,617	-	405,617	405,617	-	405,617
Mine site	-	-	-	6,258,440	(407,667)	5,850,773
Other	-	-	-	6,589	(6,589)	-
	1,098,700	(119,680)	979,020	7,251,482	(494,884)	6,756,598

The depreciation expense for the year ended June 30, 2011 amounted to CDN$431,000 (US$441,000) and for the year ended June 30, 2010 amounted to CDN$488,000.

(15)	OTHER CURRENT LIABILITY

ScoZinc (a subsidiary of Acadian until it was sold on May 31, 2011) entered into lease agreements for heavy equipment with an Equipment Supplier ("Equipment Supplier") which transferred substantially all the benefits and risks of ownership to ScoZinc. ScoZinc's obligations under the leases were guaranteed by Acadian. In addition, Acadian had guaranteed the payment obligations with regard to such lease agreements. The accompanying financial statements reflect an accrual of the estimated amount owing under this obligation which amounted to approximately CDN$2.1 million at June 30, 2010.

During November 2010, Acadian entered into an agreement with the Equipment Supplier to make monthly instalment payments through May 2011 totalling CDN$900,000 which would satisfy in full the aforementioned obligation under the guarantee. Acadian made payments in accordance with the agreement through May 2011.

The agreement contained a provision that states that in the event Acadian fails to make any of the payments as required, the Equipment Supplier shall be entitled to take any and all actions available to it to enforce its rights under the guarantee. During May 2011, the period in which all of the payments required under the agreement were made in full and Acadian was relieved of its obligation by the Equipment Supplier, the remaining balance of the accrued liability was derecognized and a related gain of CDN$1.2 million was recorded by Acadian.

(16)	INCOME TAXES

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

The Company is subject to taxation in both the USA and Canada.

At June 30, 2011 and 2010, deferred taxes consisted of the following:

	USA 2011 CDN$000s	Canada 2011 CDN$000s	Total 2011 CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,923	218	2,141
Exploration expenditure	805	1,675	2,480
	2,728	1,893	4,621
Less valuation allowance	(2,728)	(1,893)	(4,621)
	-	-	-
Deferred tax liability
Investment in subsidiary	(6,373)	-	(6,373)
Net deferred taxes	(6,373)	-	(6,373)

	USA 2010 CDN$000s	Canada 2010 CDN$000s	Total 2010 CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,869	118	1,987
Exploration expenditure	716	1,567	2,283
	2,585	1,685	4,270
Less valuation allowance	(2,585)	(1,685)	(4,270)
	-	-	-
Deferred tax liability
Investment in subsidiary	(2,624)	-	(2,624)
Net deferred taxes	(2,624)	-	(2,624)

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

Carry-forward net operating losses will be available to offset future taxable income.  Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$5,400,000 at June 30, 2011 expire in years 2023 through 2030. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to CDN$5,313,615.

Included in accounts payable and accruals is an amount of CDN$246,528 being an estimated liability to the IRS in relation to late filing of prior year tax returns. The Company has estimated the potential maximum liability and is making representations to the IRS in relation to the quantum of this liability.

(17)	SUBSEQUENT EVENTS

The Company has evaluated significant events subsequent to the balance sheet date and, through the date these financial statements were issued, has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

Since June 30, 2011, Golden River Resources purchased a further 259,500 common shares in Acadian at a cost of CDN$79,985. Golden River Resources currently holds 38,994,020 common shares in Acadian for a 71.96% interest.

On July 8, 2011, the Company made a final payment of CDN$900,000 in relation to the acquisition of the 15 Mile Stream property (note 6).

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

Appendix B
Slave Craton Mining Claims

					Next
Tag#	Claim	NTS	Acres	Registered	Anniversary	Type of Property
Jericho Mining Claims
ML3793	DJB 19	076-L-04	344.0	09-Jun-99	09-Jun-20	Lease
ML3794	JD 94	076-L-04	2524.0	09-Jun-99	09-Jun-20	Lease
ML3795	JD 313	076-L-04	2515.0	09-Jun-99	09-Jun-20	Lease
ML3796	OD 44	076-L-04	422.0	09-Jun-99	09-Jun-20	Lease
ML3797	OD 45	076-L-04	325.0	09-Jun-99	09-Jun-20	Lease
ML3798	OD 61	076-L-04	508.0	09-Jun-99	09-Jun-20	Lease
			6,638.0
Jericho Group
F31092	JD 92	076-L-04	2,272.60	26-Jan-93	26-Jan-04	Lease Applied For
F31093	JD 93	076-L-04	2,569.60	26-Jan-93	26-Jan-04	Lease Applied For
F31095	JD 95	076-L-04	2,363.10	26-Jan-93	26-Jan-04	Lease Applied For
F31096	JD 96	076-L-04	2,582.50	26-Jan-93	26-Jan-04	Lease Applied For
F31310	JD 310	076-L-03	632.70	26-Jan-93	26-Jan-04	Lease Applied For
F31311	JD 311	076-L-03	890.90	26-Jan-93	26-Jan-04	Lease Applied For
F31312	JD 312	076-L-03	1,144.00	26-Jan-93	26-Jan-04	Lease Applied For
F31314	JD 314	076-L-03	2,118.10	26-Jan-93	26-Jan-04	Lease Applied For
F31315	JD 315	076-L-03	2,117.60	26-Jan-93	26-Jan-04	Lease Applied For
			16,691.10

F35015	OD 25	076-E-13	2,255.50	18-Jun-93	05-Sep-24	Lease Applied For
F35016	OD 26	076-E-13	2,255.50	18-Jun-93	05-Sep-24	Lease Applied For
F35017	OD 27	076-E-13	2,165.40	18-Jun-93	05-Sep-24	Lease Applied For
F35018	OD 28	076-E-13	375.10	18-Jun-93	05-Sep-24	Lease Applied For
F35019	OD 29	076-E-13	444.20	18-Jun-93	05-Sep-24	Lease Applied For
F35020	OD 30	076-E-13	2,509.60	18-Jun-93	05-Sep-24	Lease Applied For
F35021	OD 31	076-E-13	2,548.70	18-Jun-93	05-Sep-24	Lease Applied For
F35022	OD 32	076-E-13	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35031	OD 41	076-E-13	2,435.90	18-Jun-93	05-Sep-24	Lease Applied For
F35032	OD 42	076-E-13	2,435.90	18-Jun-93	05-Sep-24	Lease Applied For
F35033	OD 43	076-E-13	2,420.80	18-Jun-93	05-Sep-24	Lease Applied For
F35036	OD 46	076-E-13	2,066.00	18-Jun-93	05-Sep-24	Lease Applied For
F35037	OD 47	076-E-13	2,029.90	18-Jun-93	05-Sep-24	Lease Applied For
F35038	OD 48	076-E-13	2,029.90	18-Jun-93	05-Sep-24	Lease Applied For
F35048	OD 58	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35049	OD 59	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35050	OD 60	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35052	OD 62	076-E-14	508.60	18-Jun-93	05-Sep-24	Lease Applied For
F35053	OD 63	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35055	OD 65	076-E-14	2,582.50	18-Jun-93	05-Sep-24	Lease Applied For
F35065	OD 75	076-E-14	2,582.50	18-Jun-93	22-Nov-25	Lease Applied For
			44,558.50

F45947	DJB 17	076-L-03	160.10	06-Jul-94	06-Jul-04	Lease Applied For

CONTWOYTO INUIT OWNED LANDS
					Next
Tag#	Claim	NTS	Acres	Registered	Anniversary	Type of Property

CO-08-00-01		076-E-15	3819.01	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-02		076-E-15	3263.82	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-03		076-E-15	2708.66	01-Jan-95	31-Dec-08	Mineral Claim
CO-08-00-05		076-E-15	1269.60	31-Dec-99	31-Dec-08	Mineral Claim
			11061.10

HOOD RIVER CLAIMS
CO 20 - 00 – 03R		76-L-15	15,453.81	01-Jan-97	01-Jan-09	IOL - Mineral Claim

ICE CLAIMS
F22432	ICE032	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22433	ICE033	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22464	ICE064	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22534	ICE334	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22535	ICE335	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
F22537	ICE337	76-E-06	2582.5	01-Apr-92	02-Jul-23	Mining Lease
ML3464	ICE336	76-E-06	2665.0	14-Feb-96	21-Apr-15	Mining Lease
			18,160.0

ROCKINGHORSE CLAIMS
F74771	NAP 4	86-I-10	2582.5	11-Jun-02	13-Mar-12	Mineral Claim
F74772	NAP 5	86-I-10	2582.5	11-Jun-02	13-Mar-10	Mineral Claim
F74773	NAP 6	86-I-10	2582.5	11-Jun-02	13-Mar-12	Mineral Claim
F74776	NAP 9	86-I-10	2582.5	11-Jun-02	13-Mar-10	Mineral Claim
			10,330.00

CO44 -00-01		86-I-11	414.0	01-Jan-97	01-Jan-09	IOL - Mineral Claim

F38623	OK 123	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38627	OK 127	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38628	OK 128	86-I-11	2582.5	18-Jun-93	29-Apr-24	KCEI Lease
F38629	OK 129	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38648	OK 148	86-I-11	2169.3	18-Jun-93	05-Sep-24	Applied for Lease
F38649	OK 149	86-I-11	2169.3	18-Jun-93	05-Sep-24	Applied for Lease
F38652	OK 152	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38653	OK 153	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38654	OK 154	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
F38665	OK 165	86-I-11	2582.5	18-Jun-93	05-Sep-24	Applied for Lease
			24,998.60

Committee Bay Greenstone Belt Claims

The following is a list of our claims in the Committee Bay Greenstone Belt:

Claim name	Claim No.	NTS Sheet	Recording Date	Anniversary Date

Pick 1	F54799	56K/03	16-Oct-02	16-Oct-12
Pick 2	F54798	56K/03	16-Oct-02	16-Oct-12
Pick 3	F54760	56K/03	16-Oct-02	16-Oct-12
EE 1	F54757	56K/06	16-Oct-02	16-Oct-11
EE 2	F54756	56K/06	16-Oct-02	16-Oct-11
EE 3	F54758	56K/06	16-Oct-02	16-Oct-12
K 1	F60304	56K/11	16-Oct-02	16-Oct-10
K 2	F60305	56K/11	16-Oct-02	16-Oct-10
CAY 1	F60252	56K/09	16-Oct-02	16-Oct-12
CAY 3	F60254	56K/09	16-Oct-02	16-Oct-12
AA 1	F60249	56J/13	16-Oct-02	16-Oct-10
AA 2	F60250	56J/13	16-Oct-02	16-Oct-10
NN 1	F60307	56K/16	16-Oct-02	16-Oct-12
NN 2	F60251	56O/04	16-Oct-02	16-Oct-12
WREN 1	F60231	56J/11	16-Oct-02	16-Oct-12
WREN 2	F60232	56J/14	16-Oct-02	16-Oct-12
WREN 3	F60233	56J/14	16-Oct-02	16-Oct-12
WREN 4	F60234	56J/14	16-Oct-02	16-Oct-12
WREN 5	F60235	56J/14	16-Oct-02	16-Oct-12
WEST	F60212	56K/03	16-Oct-02	16-Oct-12
HOST 3	F85351	56K/03	16-Oct-02	16-Oct-12
GB-1	F85352	56K/03	13-Sep-04	13-Sep-12

●	as confirmed by the mining recorder

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

GOLDEN RIVER RESOURCES CORPORATION.

(Registrant)

By:
Peter J Lee
Director, Secretary,
Chief Financial Officer
and Principal Financial
and Accounting Officer

Dated: September 28, 2011

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.		Chairman of the Board,	September 28, 2011
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
Officer), and Director.

2.		Director.	September 28, 2011
David Tyrwhitt

3.		Director, Secretary,	September 28, 2011
	Peter Lee	Chief Financial Officer and
Principal Financial and
Accounting Officer.
4.		Director.	September 28, 2011
Mordechai Gutnick

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 3.1	3.1	Certificates of Incorporation of the Registrant
(1)	Exhibit 3.2	3.2	By-laws of the Registrant
(2)	Exhibit A	3.3	Amendment to Certificate of Incorporation dated July 17, 1999
(3)		3.4	Amendment to Certificate of Incorporation dated October 17, 2000
		3.5	Amendment to Certificate of Incorporation dated April 6, 2005
(6)	Exhibit 3.1	3.6	Amendment to Certificate of Incorporation dated March 10, 2007
	*	3.7	Amendment to Certificate of Incorporation dated December 14, 2009
(4)	Exhibit 10.5	10.1	Service Agreement dated November 25, 1988, by and between the Registrant and AWI Administration Services Pty Limited
(5)	Exhibit 10.6	10.2	Agreement with Tahera Corporation
(7)	Exhibit 99.4	10.3	Warrant to purchase 20 million shares of common stock
(8)	10.1	10.4	Subscription Agreement with Acadian Mining Corporation
(9)	99.1	10.5	Form of Subscription Agreement with Northern Capital Resources Corporation
(10)	99.2	10.6	Property Purchase and Sale Agreement with Tahera Corporation
(11)	99.1	10.7	Share Purchase Agreement dated as of May 25, 2011, with respect to the sale of the Registrant’s subsidiary, ScoZinc Limited.
	*	21	List of Subsidiaries as at June 30, 2011.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

*	Filed herewith

Financial Statements for the years ended June 30, 2011 and 2010.

Golden River Resources Corporation and its Subsidiaries

Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2011 and Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2010.

(1)	Registrant’s Registration Statement on Form S-1 (File No. 33-14784).

(2)	Registrant’s Definitive Information Statement dated August 11, 1999.

(3)	Registrant’s Definitive Information Statement dated October 17, 2000.

(4)	Registrant’s Annual report on Form 10-K for the fiscal year ended June 27, 1989.

(5)	Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(6)	Registrant’s Quarterly Report on Form 10-OSB for the quarter ended March 31, 2007.

(7)	Registrant’s Current Report on Form 8-K filed on June 15, 2007.

(8)	Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

(9)	Registrant’s Current Report on Form 8-K filed on September 8, 2009

(10)	Registrant’s Current Report on Form 8-K filed on May 18, 2010

(11)	Registrant’s Current Report on Form 8-K filed on June 7, 2011