Form 10-Q
period 2011-09-30
GOLDEN RIVER RESOURCES CORP.
filed 2011-11-14
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2011
or

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

x	Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	x	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,283 outstanding shares of Common Stock as of November 14, 2011.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	No

SIGNATURES		20

EXHIBIT INDEX		21

Exh. 31.1	Certification	22
Exh. 31.2	Certification	23
Exh. 32.1	Certification	24
Exh. 32.2	Certification	25

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Golden River Resources Corporation (“Golden River Resources” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2011, the results of its consolidated operations for the three month periods ended September 30, 2011 and September 30, 2010, and the changes in its consolidated cash flows for the three month periods ended September 30, 2011 and September 30, 2010, have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	September 30, 2011	June 30, 2011
	CDN$000’s	CDN$000’s
ASSETS

Current Assets
Cash	1,810	3,792
Receivables	285	152
Prepaid expenses and deposits	96	41

Total Current Assets	2,191	3,985

Non Current Assets
Cash held for site remediation (note 10)	109	109
Property, plant and equipment (note 11)	783	979
Mineral rights (note 9)	39,763	39,763

Total Non Current Assets	40,655	40,851

Total Assets	42,846	44,836

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	1,101	812
Note payable	-	900

Total Current Liabilities	1,101	1,712

Non Current Liabilities

Advances from affiliates (note 3)	316	54
Deferred tax liability (note 13)	6,333	6,373

Total Non Current Liabilities	6,649	6,427

Total Liabilities	7,750	8,139

Commitments (Note 6)

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 issued and outstanding	5	5
Additional paid-in-capital	53,767	53,578
Less treasury stock at cost, 250 shares	(19)	(19)
Accumulated other comprehensive loss	(372)	(372)
Retained (deficit) during exploration stage	(7,697)	(6,553)
Retained (deficit) prior to exploration stage	(24,748)	(24,748)

Golden River Resources Stockholders’ Equity	20,936	21,891
Non Controlling Interests (note 8)	14,160	14,806

Total Equity	35,096	36,697

Total Liabilities and Equity	42,846	44,836

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
Three Months Ended September 30, 2011 and 2010 and for the cumulative period
July 1, 2002 (inception of exploration activities) to September 30, 2011
(Unaudited)

	Three Months Ended September 30, 2011 CDN$000’s	Three Months Ended September 30, 2010 CDN$000’s	July 1, 2002 to September 30, 2011 CDN$000’s

Revenues	$-	$-	$-

Costs and expenses:

Stock based compensation	21	-	2,943
Exploration expenditure	1,020	829	9,783
Depreciation and amortization	26	125	945
Interest expense (income), net	3	42	486
Legal, accounting and professional	111	236	2,514
Administration expenses	385	571	7,773

Total costs and expenses	1,566	1,803	24,444

(Loss) from operations	(1,566)	(1,803)	(24,444)

Foreign currency exchange (loss)	(16)	(126)	(375)
Adjustment to fair value on stepped acquisition	-	-	7,433
Gain on bargain purchase	-	-	10,305
Profit on disposal of plant and equipment	-	-	48
Write off on plant and equipment	-	-	(170)
Other income:
Profit from sale of equity investment	-	-	1,355
Gain on settlement of guarantee obligation	-	-	1,199
Net gain from sale of subsidiary	-	-	641
Interest (expense) income – net, related entity	-	-	5
– Other	-	35	17

(Loss) before income taxes and equity in(losses) of unconsolidated entities	(1,582)	(1,894)	(3,986)

Benefit/(provision) for deferred income taxes (note 13)	40	(105)	(6,333)

(Loss) before equity in (losses) of unconsolidated entities	(1,542)	(1,999)	(10,319)

Equity in (losses) of unconsolidated entities	-	-	(26)

Net(loss)	(1,542)	(1,999)	(10,345)

Net loss attributable to non-controlling interests	398	448	2,648

Net (loss) attributable to Golden River Resources stockholders	(1,144)	(1,551)	(7,697)

Basic and diluted net (loss) per common equivalent shares
Net (loss) per share	(0.02)	(0.06)	(0.78)

Weighted average number of common equivalent shares used per share calculation	56,807	24,158	9,888

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Three Months Ended September 30, 2011 and 2010 and for the cumulative period
July 1, 2002 (inception of exploration activities) to September 30, 2011
(Unaudited)

	Three Months Ended September 30, 2011 CDN$000’s	Three Months Ended September 30, 2010 CDN$000’s	July 1, 2002 to September 30, 2011 CDN$000’s
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss)	(1,542)	(1,999)	(10,345)

Adjustments to reconcile net (loss) to net cash provided by (used) in operating activities
Foreign currency exchange loss	16	126	375
Depreciation/amortization of plant and equipment	26	125	945
Stock based compensation	21	-	2,943
Benefit/(provision) for deferred income taxes	(40)	105	6,333
Equity in profits(losses) of unconsolidated entities	-	-	26
Adjustment to fair value on stepped acquisition	-	-	(7,433)
Gain on bargain purchase of controlled entities	-	-	(10,305)
Profit from sale of equity investment	-	-	(1,355)
Profit on disposal of plant and equipment	-	-	(48)
Gain on settlement of guarantee obligation	-	-	(1,199)
Net gain from sale of subsidiary	-	-	(641)
Write off of exploration costs	-	-	377
Write off of plant and equipment	-	-	170
Accrued interest added to principal	-	-	259
Net change (net of acquisition) in:
Receivables	(133)	(47)	(292)
Staking deposit	-	-	22
Prepaid expenses and deposits	(55)	(27)	(126)
Accounts payable and accrued expenses	274	1,726	(1,305)
Accrued site remediation	-	400	(200)

Net Cash (Used) in/Provided by Operating Activities	(1,433)	409	(21,799)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary, net of cash acquired	(80)	(1,477)	(10,142)
Proceeds of sale of equity investment	-	-	1,963
Proceeds from disposal of property, plant and equipment	221	-	297
Proceeds of disposal of subsidiary (net)	-	-	9,803
Purchase of plant and equipment	(50)	(13)	(420)

Net Cash Provided by/(Used) In Investing Activities	91	(1,490)	1,501

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	(638)	-	8,203
Repayments to affiliates	-	-	(7,156)
Proceeds from issuance of stock	-	1,475	13,861
Repayment of borrowings	-	-	(139)
Sale of warrants (net)	-	-	4,749
Re-purchase of warrants	-	-	(579)
Proceeds from loan payable	-	-	3,261

Net Cash (Used) In/Provided by Financing Activities	(638)	1,475	22,200

Effects of Exchange Rate on Cash	(2)	-	(92)

Net Increase/(decrease) in Cash	(1,982)	394	1,810
Cash at Beginning of Period	3,792	957	-

Cash at End of Period	1,810	1,351	1,810
Supplemental Disclosures
Interest Paid	3	42	526

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Write off of plant and equipment	-	-	170
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt	-	-	593
Stock issued for acquisition of properties	-	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2011
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

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2011
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Costs associated with sale of
normal and special warrants	-	-	-	$(3)	-	-	-	-	-	$(3)
Amortization of 140,000 options
under 2004 stock option plan	-	-	-	$19	-	-	-	-	-	$19
Amortization of 465,000 options
under 2006 stock option plan	-	-	-	$510	-	-	-	-	-	$510
Net unrealized gain on foreign
exchange	-	-	-	-	-	-	-	$48	-	$48
Net (loss)	-	-	-	-	$(1,965)	-	-	-	-	$(1,965)
Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,964)	$(24,748)	$-	$(378)	-	$82
Amortization of 465,000 options
under 2006 stock option plan	-	-	-	$333	-	-	-	-	-	$333
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$27	-	$27
Net (loss)	-	-	-	-	$(1,073)	-	-	-	-	$(1,073)
Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(10,037)	$(24,748)	$-	$(351)	-	$(631)
Amortization of 465,000 options
under 2006 stock option plan	-	-	-	$173	-	-	-	-	-	$173
Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	-	$682
Net unrealized (loss) on foreign
exchange	-	-	-	-	-	-	-	$(43)	-	$(43)
Forgiveness of advances from
affiliate	-	-	-	$588	-	-	-	-	-	$588
Net (loss)	-	-	-	-	$(1,252)	-	-	-	-	$(1,252)
Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,289)	$(24,748)	$-	$(394)	-	$(483)
Amortization of 465,000 options
under 2006 stock option plan	-	-	-	$39	-	-	-	-		$39
Sale of 9,960,351 shares	9,960	$1	-	$10,763	-	-	-	-	-	$10,764
Issuance of 300,000 shares as
part purchase price of mining
properties	300	-	-	$627	-	-	-	-	-	$627
Re-purchase of warrants	-	-	-	$(579)	-	-	-	-	-	$(579)
Net unrealized gain on foreign
exchange	-	-	-	-	-	-	-	$22	-	$22
Net profit	-	-	-	-	$10,261	-	-	-	-	$10,261
Adjustment for additional
investment in consolidated
subsidiary	-	-	-	$1,994	-	-	-	-	$(1,994)	$0
Fair value of non-controlling
interest	-	-	-	-	-	-	-	-	$20,552	$20,552
Net loss attributable to non-
controlling interests	-	-	-	-	$1,404	-	-	-	$(1,404)	$0
Balance June 30, 2010	22,931	$2	$(19)	$48,810	$376	$(24,748)	$-	$(372)	$17,154	$41,203

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2011
(Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen-sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Issue of 33,875,000 shares	33,876	$3	-	$3,094	-	-	-	-	-	$3,097
Amortization of 800,000 options
under employee stock option
plan	-	-	-	$162	-	-	-	-	-	$162
Net (loss)	-	-	-	-	$(7,775)	-	-	-	-	$(7,775)
Adjustment for additional
investment in consolidated
subsidiary	-	-	-	$1,512	-	-	-	-	$(1,512)	$0
Adjustment due to issue of
shares by subsidiary	-	-	-	-	-	-	-	-	$10	$10
Net loss attributable to non-
controlling interests	-	-	-	-	$846	-	-	-	$(846)	$0
Balance June 30, 2011	56,807	$5	$(19)	$53,578	$(6,553)	$(24,748)	$-	$(372)	$14,806	$36,697
Amortization of 900,000 options
under employee stock option
plan	-	-	-	$21	-	-	-	-	-	$21
Net (loss)	-	-	-	-	$(1,542)	-	-	-	-	$(1,542)
Adjustment for additional
investment in consolidated
subsidiary	-	-	-	$168	-	-	-	-	$(248)	$(80)
Net loss attributable to non-
controlling interests	-	-	-	-	$398	-	-	-	$(398)	$0
Balance September 30, 2011	56,807	$5	$(19)	$53,767	$(7,697)	$(24,748)	$-	$(372)	$14,160	$35,096

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011

(1)	Organisation

Golden River Resources Corporation (“Golden River Resources” or the “Company”) is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with the President of Golden River Resources and his spouse. These companies owned 96.6% of Golden River Resources as of September 30, 2011.

In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada.

Golden River Resources, as part of its business strategy, is increasing its gold and base metal exploration activity in Canada and is continually sourcing new ground in Canada which is one of the most prospective areas for new gold discoveries. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction giving Golden River Resources a 68.67% holding of Acadian. As of September 30, 2011, Golden River Resources held 38,994,020 common shares in Acadian for a 71.96% interest. On November 17, 2010, Acadian consolidated its outstanding common shares on the basis of one post-consolidated share for every ten pre-consolidated shares as approved by Acadian shareholders.

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

In September 2011, FASB issued Accounting Standard Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. This ASU is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

During the three months ended September 30, 2010, AXIS advanced the Company CDN$222,996 and provided services in accordance with the service agreement of CDN$61,413. During the three months ended September 30, 2010 AXIS did not charge interest. The amount owed to AXIS at June 30, 2011 CDN$54,242 and is reflected in non-current liabilities – advances from affiliates.

During the three months ended September 30, 2011, AXIS advanced the Company CDN$168,310 and provided services in accordance with the service agreement of CDN$92,985. The amount owed to AXIS at September 30, 2011 was CDN$315,537 and is reflected in non-current liabilities – advances from affiliates. During the three months ended September 30, 2011, AXIS did not charge interest.

During fiscal 2010, the Company sold shares of common stock to Northern Capital Resources Corp, a Nevada corporation (“NCRC”), pursuant to certain subscription agreements. Mr Joseph Gutnick, the Company’s President, is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is affiliated owned approximately 38.08% of the outstanding common stock of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC. As of September 30, 2011, NCRC owned approximately 96.6% of the outstanding common stock of the Company.

In July 2009, Acadian acquired the remaining  50% of the 15 Mile Stream mineral claims for a cash payment of CDN$70,000 and a non-interest bearing note for CDN$1.0 million due July 2010 and a 1% net smelter royalty payable to Mr. Will Felderhof, the former President and CEO of Acadian, and members of his family. On July 8, 2010, the Company extended the terms of the CDN$1.0 million note for a further 12 months and paid a CDN$100,000 principal payment. On July 8, 2011, the Company repaid the amount owing in full.

(4)	Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At September 30, 2011, the options are fully vested.

Since the issue of the options, 120,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at September 30, 2011 are as follows:

	Outstanding	Outstanding	Exercisable	Exercisable
Number of options	80,000	405,000	80,000	405,000
Exercise price	CDN$10.00	CDN$3.08	CDN$10.00	CDN$3.08
Expiration date	October 15, 2014	October 15, 2016	October 15, 2014	October 15, 2016

Acadian

At the annual and special meeting of shareholders of Acadian held on June 14, 2007, the shareholders adopted a 10% "rolling" incentive stock option plan (the "Plan"). Options granted under the Plan have a five-year term. Options are granted at a price no lower than the market price of the common shares at the time of the grant. The rules of the Toronto Stock Exchange ("TSX") provide that all unallocated options issuable under a "rolling" stock option plan must be approved by shareholders every three years after institution of the stock option plan. The plan was approved at the Annual General Meeting of Acadian held June 24, 2010. In determining the stock-based compensation expense, in fiscal 2011, the fair value of the options issued were estimated using a Black-Scholes option pricing model with the weighted average assumptions used of risk-free interest rate of 1.50%, expected dividend yield of 0.00% expected stock price volatility of 62%, expected life of options of 5 years and grant date fair value CDN$0.30.

Acadian options currently outstanding are:

On June 15, 2010, the Company granted 500,000 options to one director of the Company with an exercise price of CDN$0.45 per share expiring June 15, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$138,765 and such amount is amortized over the vesting period. For the three months ending September 30, 2011, stock based compensation expense relating to stock options was CDN$5,782.

A summary of the Acadian options outstanding and exercisable at September 30, 2011 are as follows:

	Outstanding	Exercisable
Number of options	500,000	333,333
Exercise price	CDN$0.45	CDN$0.45
Expiration date	June 15, 2015	June 15, 2015

As at September 30, 2011, there was CDN$17,346 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On August 18, 2010, the Company granted 300,000 Acadian options to three directors of the Company with an exercise price of CDN$0.45 per share expiring August 18, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$56,349 and such amount is amortized over the vesting period. For the three months ending September 30, 2011, stock based compensation expense relating to stock options was CDN$5,748.

A summary of the options outstanding and exercisable at September 30, 2011 are as follows:

	Outstanding	Exercisable
Number of options	300,000	200,000
Exercise price	CDN$0.45	CDN$0.45
Expiration date	August 18, 2015	August 18, 2015

As at September 30, 2011, there was CDN$8,609 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On June 23, 2011, Acadian granted 100,000 options to its Chief Financial Officer with an exercise price of CDN$0.45 per share, expiry date of June 23, 2016 to be vested one third on grant date, one third after 12 months from grant date and one third after 24 months from grant date. The total value of the options equates to CDN$12,338 and such amount is amortized over the vesting period. For the three months ended September 30, 2011, stock based compensation expense relating to stock options was CDN$1,542.

A summary of the options outstanding and exercisable at September 30, 2011 are as follows:

	Outstanding	Exercisable
Number of options	100,000	33,333
Exercise price	CDN$0.45	CDN$0.45
Expiration date	June 23, 2016	June 23, 2016

As at September 30, 2011, there was CDN$6,683 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On July 13, 2011, the Company granted an aggregate of 200,000 options to seven employees with an exercise price of $0.45 per share, expiring July 13, 2016, to be vested one third on grant date, one third 12 months from grant date and one third 24 months from grant date. The total value of the options equates to CDN$20,712 and such amount is amortised over the vesting period. For the three months ending September 30, 2011, stock based compensation expense relating to stock options was CDN$8,630.

A summary of the options outstanding and exercisable at September 30, 2011 are as follows:

	Outstanding	Exercisable
Number of options	200,000	66,666
Exercise price	CDN$0.45	CDN$0.45
Expiration date	July 13, 2016	July 13, 2016

As at September 30, 2011, there was CDN$12,082 of unrecognized compensation cost, before income taxes, related to unvested stock options.

(5)	Profit(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Three months ended September 30
Diluted weighted average shares	2011 ‘000	2010 ‘000
Basic	56,807	24,158
Effect of employee stock based awards	-	-
Diluted weighted average shares outstanding	56,807	24,158

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(6)	Commitments

In July 2011, the Company entered into a lease for an office premises with minimum annual lease payments of CDN$112,682. The lease begins on July 1, 2011 and ends on June 30, 2016 with a right to terminate after June 30, 2013 for a penalty equal to four months base rent.

The Company is committed to minimum annual lease payments of CDN$103,607 on its office premises until October 2013. Effective September 1, 2010, the Company has sublet the office premises for a rental equivalent of the lease commitment.

Future minimum contractual obligations under operating leases are as follows:

CDN$
2012	216,289
2013	216,289
2014	112,682
2015	112,682
2016	112,682
770,624

The Company has an obligation to spend CDN$611,252 on its exploration properties or make payments in lieu of expenditure during fiscal 2012 to maintain its properties.

Total rent expense incurred by the Company amounted to CDN$15,061 for the three months ended September 30, 2011and CDN$27,811 for the three months ended September 30, 2010

Acadian has an obligation to spend CDN$363,100 and issue 29,118 Acadian shares on its exploration properties during fiscal 2012 to maintain its properties.

(7)	Fair Value Of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses and advances from affiliates. The carrying amounts of receivables, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of these expenses. The fair values of advances from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

(8)	Investments/Subsidiaries

At June 30, 2011, the Company’s holding in Acadian was 71.48%. During the three months ended September 30, 2011, the Company purchased an additional 259,500 shares in Acadian through on-market purchases in the Toronto Stock Exchange, increasing its holding in Acadian to 71.96% at September 30, 2011. The cost to the Company was CDN$79,985. As a result of this transaction, the Company recorded a CDN$168,000 adjustment to additional paid in capital and CDN$248,000 to non-controlling interest, representing the difference between the amount paid for such additional shares and the carry amount of the investment.

The amount of revenue of Acadian for the three months ended September 30, 2011 and September 30, 2010 included in the Consolidated Statement of Operations were CDN$nil and CDN$nil and the amount of loss was CDN$1,417,000 and CDN$1,599,000 respectively.

(9)	Mineral Rights

The fair-value of the mineral rights acquired in the acquisition of Acadian was based upon a valuation report prepared by an investment banking firm with substantial experience in merger and acquisition transactions including provision of fairness opinions and valuations.  Accordingly, the Company had attributed a fair value of CDN$43,790,000 to mineral rights. On May 31, 2011, Acadian sold 100% of its shares in ScoZinc Limited, a wholly owned subsidiary, the attributed fair value of CDN$4,026,855 to ScoZinc mineral rights was included in the assets sold.

The carrying value of mineral rights at September 30, 2011 is CDN$39,763,000.

Under US GAAP, exploration expenditure is expensed to the income statement as incurred, unless there is a reserve on the property.

(10)	Cash held for Site Remediation

Acadian has agreed with the relevant authorities in Canada to remediate exploration and mine sites to an agreed status at the end of exploration and/or mining operations at the sites. Currently, Acadian has CDN$109,000 on deposit with the relevant authorities in Canada to cover the cost of this remediation work.

(11)	Property, Plant and Equipment

Property, plant and equipment is stated at cost.  The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Assets sold or retired, together with the related accumulated depreciation are removed from the appropriate accounts and the resultant gain or loss is included in net income (loss).

	At September 30, 2011			At June 30, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
	CDN$	CDN$	CDN$	CDN$	CDN$	CDN$

Office	274,371	(25,141)	249,230	260,119	(21,986)	238,133
Automotive equipment	93,726	(15,699)	78,027	93,726	(9,373)	84,353
Office fixtures and computer equipment	375,430	(104,175)	271,255	339,238	(88,321)	250,917
Land	184,717	-	184,717	405,617	-	405,617
	928,244	(145,015)	783,229	1,098,700	(119,680)	979,020

The depreciation expense for the three months ended September 30, 2011 amounted to CDN$26,000 and for the three months ended September 30, 2010 amounted to CDN$125,000. Net book value of assets disposed of for the three months ended September 30, 2011 amounted to CDN$221,000.

(12)	Comprehensive Income (Loss)

The Company follows ASC Topic 220 Comprehensive Income (“ASC 220”). ASC 220 requires a company to report comprehensive profit/(loss) and its components in a full set of financial statements. Comprehensive profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during the three months ended September 30, 2011 and 2010 amounted to CDN$nil and CDN$nil respectively.  Accordingly, comprehensive (loss) for the three months ended September 30, 2011 and 2010 amounted to CDN$(1,144,000) and CDN$(1,551,000) respectively.

(13)	Income Taxes

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

The Company’s net deferred taxes at September 30, 2011 is summarized as follows:

	USA CDN$000s	Canada CDN$000s	Total CDN$000s

Deferred tax assets
Net operating loss carry-forward	2,060	150	2,210
Exploration expenditure	556	1,560	2,116
	2,616	1,710	4,326
Less valuation allowance	(2,616)	(1,710)	(4,326)

	USA CDN$000s	Canada CDN$000s	Total CDN$000s
	-	-	-

Deferred tax liability
Investment in subsidiary	(6,333)	-	(6,333)
Net deferred taxes	(6,333)	-	(6,333)

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$5,900,000 at June 30, 2011 and expire in years 2023 through 2030. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to CDN$4,869,000.

Included in accounts payable and accrued expenses is an amount of CDN$260,688 being an estimated liability to the IRS in relation to late filing of prior year tax returns. The Company has estimated the potential maximum liability and is making representations to the IRS in relation to the quantum of this liability.

(14)	Subsequent Events

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

The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

3 months ended September 30, 2010	CDN$1.00 = US$0.97190
3 months ended September 30, 2011	CDN$1.00 = US$.96818
3 months ended September 30, 2010	CDN$1.00 = A$1.00210
3 months ended September 30, 2011	CDN$1.00 = A$0.98860

Prior to July 1, 2009, the Company’s functional and reporting currency was the Australian dollar and its subsidiary, Golden Bull Resources Corporation’s functional currency was the Canadian dollar. However, as a result of the purchase of the controlling interest in Acadian Mining Corporation in Canada in July 2009, the Company’s fiscal 2010 revenue and expenses are primarily denominated in Canadian dollars (CDN$). ASC Topic 830 Foreign Currency Matters states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from July 1, 2009 the functional and reporting currency of the Company is the Canadian dollar. Assets, liabilities and portions of equity were translated at the rate of exchange at July 1, 2009 and portions of equity were translated at historical exchange rates.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive loss.

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010 does not always present a true comparison.

GENERAL

Golden River Resources as part of its business strategy increased its gold exploration activity in Canada. As part of this strategy in fiscal 2009, the Company acquired an interest in Acadian Mining Corporation (“Acadian”), a Canadian gold, lead and zinc exploration corporation. Effective May 31, 2011, Acadian sold its lead and zinc assets, including Scotia Mine for CDN$10 million. During the three months ended September 30, 2011, the Company purchased an additional 259,500 shares in Acadian at a cost of CDN$79,985. As at September 30, 2011, Golden River Resources held a 71.96% interest in Acadian.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010.

As a result of the sale by Acadian of all of the shares in ScoZinc Limited on May 31, 2011, there is a lack of comparability between the Company’s results for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Costs and expenses decreased from CDN$1,803,000 in the three months ended September 30, 2010 to CDN$1,566,000 in the three months ended September 30, 2011.

The decrease in costs and expenses is a net result of:

a)
an increase in stock based compensation from CDN$nil for the three months ended September 30, 2010 to CDN$21,000 for the three months ended September 30, 2011 as a result of options issued to Directors by Acadian which are being progressively expensed over the vesting period. See Note 4 concerning the Company’s outstanding stock options.

b)
an increase in the exploration expenditure expense from CDN$829,000 for the three months ended September 30, 2010 to CDN$1,020,000 for the three months ended September 30, 2011. For Golden River Resources, the costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken during the three months ended September 30, 2010 or 2011 by the Company. Included within exploration expenditure expense for the three months ended September 30, 2011 is CDN$962,000 for work undertaken by Acadian for field exploration activities on its gold properties. The increase in exploration expenditure during the three months ended September 30, 2011 was primarily due to completion by Acadian of a drill program on the Fifteen Mile project. Included within exploration expenditure expense for the three months ended September 30, 2010 is CDN$460,000 for certain maintenance work undertaken by Acadian on its Scotia mine which was on care and maintenance until its sale on May 31, 2011.

c)
a decrease in depreciation and amortization expense from CDN$125,000 for the three months ended September 30, 2010 to CDN$26,000 for the three months ended September 30, 2011. The depreciation and amortization expense relates to the activities of Acadian. For the three months ending September 30, 2010 depreciation and amortization for Acadian included amortization of the ScoZinc mine and mill and equipment.

d)
a decrease in interest expense from CDN$42,000 for the three months ended September 30, 2010 to CDN$3,000 for the three months ended September 30, 2011. The interest expense for the three months ended September 30, 2010 relates to the activities of Acadian which was paying interest on capital debt and the final cost of having the debtor in possession financing in place.  During May 2011 the debt was settled and satisfied.

e)
a decrease in legal, accounting and professional expense from CDN$236,000 for the three months ended September 30, 2010 to CDN$111,000 for the three months ended September 30, 2011. Included within legal, accounting and professional expense for the three months ended September 30, 2011 is CDN$24,000 for costs associated with the Company’s SEC compliance obligations and CDN$87,000 for Acadian which relates to general legal work, audit and stock transfer costs. The decrease is primarily the result of a reduction in secretarial services, financial reporting reviews and taxation services.

f)
a decrease in administrative costs including salaries from CDN$571,000 in the three months ended September 30, 2010 to CDN$385,000 in the three months ended September 30, 2011. Included within administrative expense for the three months ended September 30, 2011 is CDN$321,000 for Acadian compared to CDN$535,000 for the three months ended September 30, 2010 which includes head office salaries, rent, office related costs and travel. The decrease relates to the decrease in head office salaries, and a decrease in office and statutory filing costs.

As a result of the foregoing, the loss from operations increased from CDN$1,803,000 for the three months ended September 30, 2010 to CDN$1,566,000 for the three months ended September 30, 2011.

The Company recorded a foreign currency exchange loss of CDN$16,000 for the three months ended September 30, 2011 and CDN$126,000 for the three months ended September 30, 2010, primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

The loss before income taxes and equity in (losses) of unconsolidated entities for the three months ended September 30, 2011 was CDN$1,582,000 compared to CDN$1,894,000 for the three months ended September 30, 2010.

The Company has recorded a benefit for deferred tax of CDN$(40,000) for the three months ended September 30, 2011 compared to a provision for tax of CDN$105,000 for the three months ended September 30, 2010, as a result of acquisition of further shares in Acadian and an update of net operating loss carry-forward in Canada..

The loss before equity in (losses) of unconsolidated entities for the three months ended September 30, 2011 was CDN$1,542,000 compared to CDN$1,999,000 for the three months ended September 30, 2010.

The net loss was CDN$1,542,000 for the three months ended September 30, 2011 compared to CDN$1,999,000 for the three months ended September 30, 2010.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$398,000 for the three months ended September 30, 2011 compared to CDN$448,000 for the three months ended September 30, 2010. At September 30, 2010, the Company’s interest in Acadian was 71.48% and at September 30, 2011, its interest was 71.96%. During the three months ended September 30, 2011, the Company purchased a further 259,500 shares in Acadian through on-market purchase in the Toronto Stock Exchange at a cost of CDN$79,985, which resulted in a decrease in non-controlling interest of CDN$248,000

The net loss attributable to Golden River Resources stockholders amounted to CDN$1,144,000 for the three months ended September 30, 2011 compared to CDN$1,551,000 for the three months ended September 30, 2010.

Liquidity and Capital Resources

For the three months ended September 30, 2011, net cash used by operating activities was CDN$1,433,000 primarily consisting of the net loss of CDN$1,542,000; and a decrease in accounts payable and accrued expenses of CDN$274,000; net cash provided by investing activities of CDN$91,000 being primarily proceeds from sale of land CDN$221,000 and  the net cost of the additional investment in Acadian; and net cash used in  financing  activities of  CDN$638,000 consisting of  net repayment to affiliates.

As of September 30, 2011, the Company had short-term obligations of CDN$1,101,000 comprising accounts payable and accrued expenses.

We have CDN$1,810,000 in cash at September 30, 2011.

Since fiscal 2004, we have undertaken field exploration programs on our Committee Bay and Slave properties. In relation to the Committee Bay properties, this was more than the minimum required expenditure and as a result, we have not had a legal obligation to undertake further exploration on these properties. However, our properties are prospective for gold and other minerals and commencing in fiscal 2013, we will be required to bring the Committee Bay properties to lease status by completing a survey and making application for lease status. In respect to the Slave properties, the Company will be required to incur expenditure or make payments in lieu of expenditure of CDN$577,000 prior to the end of 2011 and CDN$611,252 prior to the end of 2012. Further, Acadian has an obligation to spend amounts on its mineral properties in order to maintain the leases and is required to spend CDN$363,100 and issue 29,118 Acadian shares on gold exploration properties during fiscal 2012. Our budget for general and administration costs for fiscal 2012 is CDN$500,000 and Acadian’s budget for the general and administration costs for fiscal 2012 is CDN$1,400,000. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

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

The Company reports in CDN$ and holds cash in Australian dollars. At September 30, 2011, this amounted to A$40,001. A change in the exchange rate between the A$ and the CDN$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the CDN$ exchange rate will have a CDN$400 effect on the consolidated balance sheet and statement of operations.

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

(b)           Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

#101.INS XBRL Instance Document.
#101.SCH XBRL Taxonomy Extension Schema Document.
#101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB XBRL Taxonomy Extension Label Linkbase Document.
#101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
#101.DEF XBRL Taxonomy Extension Definition Linkbase Document.
__________________

# Filed herewith.  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

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

Dated: November 14, 2011

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

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

#101.INS XBRL Instance Document.
#101.SCH XBRL Taxonomy Extension Schema Document.
#101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB XBRL Taxonomy Extension Label Linkbase Document.
#101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
#101.DEF XBRL Taxonomy Extension Definition Linkbase Document.
__________________

# Filed herewith.  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.