Form 10-Q
period 2011-12-31
GOLDEN RIVER RESOURCES CORP.
filed 2012-02-13
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: December 31, 2011
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,283 outstanding shares of Common Stock as of February 14, 2011.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐	Yes	☐	No

SIGNATURES		22

EXHIBIT INDEX		23

Exh. 31.1	Certification	24
Exh. 31.2	Certification	25
Exh. 32.1	Certification	26
Exh. 32.2	Certification	27

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 2011, the results of its consolidated operations for the three and six month periods ended December 31, 2011 and December 31, 2010, and the changes in its consolidated cash flows for the six month periods ended December 31, 2011 and December 31, 2010, have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	December 31, 2011	June 30, 2011
	CDN$000’s	CDN$000’s

ASSETS

Current Assets
Cash	804	3,792
Receivables	50	152
Prepaid expenses and deposits	108	41

Total Current Assets	962	3,985

Non Current Assets
Cash held for site remediation (note 10)	109	109
Property, plant and equipment (note 11)	743	979
Mineral rights (note 9)	6,542	39,763

Total Non Current Assets	7,394	40,851

Total Assets	8,356	44,836

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	596	812
Advances from affiliates (note 3)	412	-
Note payable	-	900

Total Current Liabilities	1,008	1,712

Non Current Liabilities
Advances from affiliates (note 3)	-	54
Deferred tax liability (note 13)	-	6,373

Total Non Current Liabilities	-	6,427

Total Liabilities	1,008	8,139

Commitments (Note 6)

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 issued and outstanding	5	5
Additional paid-in-capital	53,781	53,578
Less treasury stock at cost, 250 shares	(19)	(19)
Accumulated other comprehensive loss	(372)	(372)
Retained (deficit) during exploration stage	(25,932)	(6,553)
Retained (deficit) prior to exploration stage	(24,748)	(24,748)

Golden River Resources Stockholders’ Equity	2,715	21,891
Non Controlling Interests (note 8)	4,633	14,806

Total Equity	7,348	36,697

Total Liabilities and Equity	8,356	44,836

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
Three and Six Months Ended December 31, 2011 and 2010 and for the cumulative period
July 1, 2002 (inception of exploration activities) to December 31, 2011
(Unaudited)

	Three Months Ended December 31, 2011 CDN$000’s	Three Months Ended December 31, 2010 CDN$000’s	Six Months Ended December 31, 2011 CDN$000’s	Six Months Ended December 31, 2010 CDN$000’s	July 1, 2002 to December 31, 2011 CDN$000’s

Revenues	$-	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	14	-	35	-	2,957
Exploration expenditure	383	761	1,403	1,590	10,166
Depreciation and amortization	60	128	86	253	1,005
Interest (income) expense, net	-	(107)	3	(65)	486
Legal, accounting and professional	49	165	160	401	2,563
Administrative expenses	364	424	749	995	8,137

Total costs and expenses	870	1,371	2,436	3,174	25,314

(Loss) from operations	(870)	(1,371)	(2,436)	(3,174)	(25,314)

Foreign currency exchange (loss)	(4)	(21)	(20)	(147)	(379)
Adjustment to fair value on stepped acquisition	-	-	-	-	7,433
Gain on bargain purchase	-	-	-	-	10,305
Impairment of mineral rights (notes 8 and 9)	(33,221)	-	(33,221)	-	(33,221)
Profit on disposal of plant and equipment	-	48	-	48	48
Write off on plant and equipment	-	(170)	-	(170)	(170)
Other Income:
Profit from sale of equity investment	-	-	-	-	1,355
Gain on settlement of guarantee obligation	-	-	-	-	1,199
Net gain from sale of subsidiary	-	-	-	-	641
Interest (expense) income – net, related entity	-	-	-	-	5
– other	-	(34)	-	1	17

(Loss) before income tax and equity in (losses) of unconsolidated entities	(34,095)	(1,548)	(35,677)	(3,442)	(38,081)

Benefit/(provision) for deferred income taxes (note 13)	6,333	-	6,373	(105)	-

(Loss) before equity in (losses) of unconsolidated entities	(27,762)	(1,548)	(29,304)	(3,547)	(38,081)
Equity in (losses) of unconsolidated entities	-	-	-	-	(26)

Net (loss)	(27,762)	(1,548)	(29,304)	(3,547)	(38,107)

Net loss attributable to non-controlling interests	9,527	347	9,925	795	12,175

Net (loss) attributable to Golden River Resources stockholders	(18,235)	(1,201)	(19,379)	(2,752)	(25,932)

Basic and diluted net (loss) per common equivalent shares
Net (loss) per share	$(0.32)	$(0.05)	$(0.34)	$(0.11)	$(2.33)

Weighted average number of common equivalent shares used per share calculation	56,807	24,712	56,807	24,435	11,132

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2011 and 2010 and for the cumulative period
July 1, 2002 (inception of exploration activities) to December 31, 2011
(Unaudited)

	Six months ended December 31, 2011 CDN$000’s	Six months ended December 31, 2010 CDN$000’s	July 1, 2002 to Dec 31, 2011 CDN$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	(29,304)	(3,547)	(38,107)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/ loss	20	147	379
Impairment of mineral rights	33,221	-	33,221
Depreciation/amortization of plant and equipment	86	253	1,005
Stock based compensation	35	-	2,957
(Benefit)/provision for deferred income tax	(6,373)	105	-
Equity in profits of non-consolidated entities	-	-	26
Adjustment to fair value on stepped acquisition	-	-	(7,433)
Bargain purchase of controlled entities	-	-	(10,305)
Profit from sale of equity investment	-	-	(1,355)
Profit on disposal of plant and equipment	-	(48)	(48)
Gain on settlement of guarantee option	-	-	(1,199)
Gain on disposal of subsidiary	-	-	(641)
Write off of exploration costs	-	377	377
Write off of plant and equipment	-	170	170
Accrued interest added to principal	-	-	259
Net change net of acquisition in:
Receivables	102	(6)	(57)
Staking deposit	-	-	22
Prepaid expenses and deposits	(67)	(23)	(138)
Accounts payable and accrued expenses	(234)	998	(1,813)
Accrued site remediation	-	400	(200)

Net Cash (Used) in Operating Activities	(2,514)	(1,174)	(22,880)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash acquired	(80)	(1,477)	(10,142)
Proceeds of sale of equity investment	-	-	1,963
Proceeds of disposal of plant and equipment (net)	221	76	297
Proceeds of disposal of subsidiary (net)	-	-	9,803
Purchase of plant and equipment	(71)	(19)	(441)

Net Cash Provided/(Used) in Investing Activities	70	(1,420)	1,480

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	358	672	9,199
Repayments to affiliates	(900)	(1,622)	(8,056)
Proceeds from issuance of stock	-	3,097	13,861
Repayment of borrowings	-	-	(139)
Sale of warrants (net)	-	-	4,749
Re-purchase of warrants	-	-	(579)
Proceeds from loan payable	-	-	3,261

Net Cash (Used)/Provided by Financing Activities	(542)	2,147	22,296

Effects of Exchange Rate on Cash	(2)	-	(92)

Net (Decrease)/Increase in Cash	(2,988)	(447)	804
Cash at Beginning of Period	3,792	957	-

Cash at End of Period	804	510	804
Supplemental Disclosures
Interest Paid	3	42	526

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Write-off of plant and equipment	-	-	170
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt	-	-	593
Stock issued for acquisition of properties	-	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2011
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

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2011
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen -sation	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	-	$(3)
Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	-	$19
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	-	$510
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$48	-	$48
Net (loss)	-	-	-	-	$(1,965)	-	-	-	-	$(1,965)
Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,964)	$(24,748)	$-	$(378)	-	$82
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	-	333
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$27	-	$27
Net (loss)	-	-	-	-	$(1,073)	-	-	-	-	$(1,073)
Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(10,037)	$(24,748)	$-	$(351)	-	$(631)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	-	173
Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	-	682
Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	$(43)	-	$(43)
Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	-	588
Net (loss)	-	-	-	-	$(1,252)	-	-	-	-	$(1,252)
Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,289)	$(24,748)	$-	$(394)	-	$(483)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$39	-	-	-	-		$39
Sale of 9,960,351 shares	9,960	$1	-	$10,763	-	-	-	-	-	$10,764
Issuance of 300,000 shares as part purchase price of mining properties	300	-	-	$627	-	-	-	-	-	$627
Re-purchase of warrants	-	-	-	$(579)	-	-	-	-	-	$(579)
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	$22	-	$22
Net profit	-	-	-	-	$10,261	-	-	-	-	$10,261
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,994	-	-	-	-	$(1,994)	-
Fair value of non-controlling interest	-	-	-	-	-	-	-	-	$20,552	$20,552
Net loss attributable to non-controlling interests	-	-	-	-	$1,404	-	-	-	$(1,404)	-
Balance June 30, 2010	22,931	$2	$(19)	$48,810	$376	$(24,748)	$-	$(372)	$17,154	$41,203

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2011
(Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Issue of 33,875,000 shares	33,876	$3	-	$3,094	-	-	-	-	-	$3,097
Amortization of 800,000 options under employee stock option plan	-	-	-	$162	-	-	-	-	-	$162
Net (loss)	-	-	-	-	$(7,775)	-	-	-	-	$(7,775)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	-	$(1,512)	$0
Adjustment due to issue of shares by subsidiary	-	-	-	-	-	-	-	-	$10	$10
Net loss attributable to non-controlling interests	-	-	-	-	$846	-	-	-	$(846)	$0
Balance June 30, 2011	56,807	$5	$(19)	$53,578	$(6,553)	$(24,748)	$-	$(372)	$14,806	$36,697
Amortization of 1,100,000 options under employee stock option plan	-	-	-	$35	-	-	-	-	-	$35
Net (loss)	-	-	-	-	$(29,304)	-	-	-	-	$(29,304)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$168	-	-	-	-	$(248)	$(80)
Net loss attributable to non-controlling interests	-	-	-	-	$9,925	-	-	-	$(9,925)	$0
Balance December 31, 2011	56,807	$5	$(19)	$53,781	$(25,932)	$(24,748)	$-	$(372)	$4,633	$7,348

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

(1)      Organisation

Golden River Resources Corporation (“Golden River Resources” or the “Company”) is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with the President of Golden River Resources and his spouse. These companies owned 96.6% of Golden River Resources as of December 31, 2011.

In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada.

Golden River Resources, as part of its business strategy, is engaged in gold and base metal exploration activity in Canada. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction giving Golden River Resources a 68.67% holding of Acadian. As of December 31, 2011, Golden River Resources held 38,994,020 common shares in Acadian for a 71.96% interest. (See Note 14 for a discussion of changes in the Company’s ownership interest in Acadian after December 31, 2011.)  On November 17, 2010, Acadian consolidated its outstanding common shares on the basis of one post-consolidated share for every ten pre-consolidated shares as approved by Acadian shareholders.

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

(2)      Recent Accounting Pronouncements

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,  to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

In September 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. This ASU is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet — Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

During the six months ended December 31, 2010, AXIS advanced the Company CDN$602,633 and provided services in accordance with the service agreement of CDN$66,607. During the six months ended December 31, 2010, the Company repaid CDN$1,622,400. During the six months ended December 31, 2010, AXIS did not charge interest. The amount owed to AXIS at June 30, 2011 was CDN$54,242 and is reflected in non-current liabilities – advances from affiliates.

During the six months ended December 31, 2011, AXIS advanced the Company CDN$231,582 and provided services in accordance with the service agreement of CDN$126,701. The amount owed to AXIS at December 31, 2011 was CDN$412,505 and is reflected in current liabilities – advances from affiliates. During the six months ended December 31, 2011, AXIS did not charge interest. The amount owing to AXIS has been repaid in the third quarter of 2012 and accordingly has been reclassified from non-current liabilities to current liabilities at December 31, 2011.

During fiscal 2010, the Company sold shares of common stock to Northern Capital Resources Corp, a Nevada corporation (“NCRC”), pursuant to certain subscription agreements. Mr Joseph Gutnick, the Company’s President, is the Chairman and Chief Executive Officer of NCRC. As of December 31, 2011, NCRC owned approximately 96.6% of the outstanding common stock of the Company.

(4)    Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At December 31, 2011, the options are fully vested.

Since the issue of the options, 120,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at December 31, 2011 are as follows:

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

Acadian options currently outstanding are:

On June 15, 2010, the Company granted 500,000 options to one director of the Company with an exercise price of CDN$0.45 per share expiring June 15, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$138,765 and such amount is amortized over the vesting period. For the six months ending December 31, 2011, stock based compensation expense relating to stock options was CDN$11,564.

A summary of the Acadian options outstanding and exercisable at December 31, 2011 are as follows:

	Outstanding	Exercisable

Number of options	500,000	333,333

Exercise price	CDN$0.45	CDN$0.45

Expiration date	June 15, 2015	June 15, 2015

As at December 31, 2011, there was CDN$11,564 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On August 18, 2010, the Company granted 300,000 Acadian options to three directors of the Company with an exercise price of CDN$0.45 per share expiring August 18, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$56,349 and such amount is amortized over the vesting period. For the six months ending December 31, 2011, stock based compensation expense relating to stock options was CDN$7,826.

A summary of the options outstanding and exercisable at December 31, 2011 are as follows:

	Outstanding	Exercisable

Number of options	300,000	200,000

Exercise price	CDN$0.45	CDN$0.45

Expiration date	August 18, 2015	August 18, 2015

As at December 31, 2011, there was CDN$6,261 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On June 23, 2011, Acadian granted 100,000 options to its Chief Financial Officer with an exercise price of CDN$0.45 per share, expiry date of June 23, 2016 to be vested one third on grant date, one third after 12 months from grant date and one third after 24 months from grant date. The total value of the options equates to CDN$12,338 and such amount is amortized over the vesting period. For the six months ended December 31, 2011, stock based compensation expense relating to stock options was CDN$3,085.

A summary of the options outstanding and exercisable at December 31, 2011 are as follows:

	Outstanding	Exercisable

Number of options	100,000	33,333

Exercise price	CDN$0.45	CDN$0.45

Expiration date	June 23, 2016	June 23, 2016

As at December 31, 2011, there was CDN$5,141 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On July 13, 2011, the Company granted an aggregate of 200,000 options to seven employees with an exercise price of $0.45 per share, expiring July 13, 2016, to be vested one third on grant date, one third 12 months from grant date and one third 24 months from grant date. The total value of the options equates to CDN$20,712 and such amount is amortised over the vesting period. For the six months ending December 31, 2011, stock based compensation expense relating to stock options was CDN$11,219.

A summary of the options outstanding and exercisable at December 31, 2011 are as follows:

	Outstanding	Exercisable

Number of options	200,000	66,666

Exercise price	CDN$0.45	CDN$0.45

Expiration date	July 13, 2016	July 13, 2016

As at December 31, 2011, there was CDN$9,493 of unrecognized compensation cost, before income taxes, related to unvested stock options.

(5)      (Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Six months ended December 31
Diluted weighted average shares	2011 ‘000	2010 ‘000
Basic	56,807	24,435
Effect of employee stock based awards	-	-
Diluted weighted average shares outstanding	56,807	24,435

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

Future minimum contractual obligations under operating leases are as follows:

CDN$
2012	108,144
2013	216,289
2014	147,217
2015	112,682
2016	112,682
697,014

The Company has an obligation to spend CDN$611,252 on its exploration properties or make payments in lieu of expenditure during fiscal 2012 to maintain its properties.

Total rent expense incurred by the Company amounted to CDN$45,986 for the six months ended December 31, 2011 and CDN$29,341 for the six months ended December 31, 2010.

Acadian has an obligation to spend CDN$234,000 and issue 29,118 Acadian shares on its exploration properties during fiscal 2012 to maintain its properties.

(7)      Fair Value Of Financial Instruments

The Company’s financial instruments consist of cash, receivables, prepaid expenses, accounts payable, accrued expenses and advances from affiliates. The carrying amounts of receivables, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of these expenses. The fair values of advances from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

(8)      Investments/Subsidiaries

At June 30, 2011, the Company’s holding in Acadian was 71.48%. During the six months ended December 31, 2011, the Company purchased an additional 259,500 shares in Acadian through on-market purchases in the Toronto Stock Exchange, increasing its holding in Acadian to 71.96% at December 31, 2011. The cost to the Company was CDN$79,985. As a result of this transaction, the Company recorded a CDN$168,000 adjustment to additional paid in capital and CDN$248,000 to non-controlling interest, representing the difference between the amount paid for such additional shares and the carry amount of the investment. Subsequent to December 31, 2011, the Company sold a portion of its holding in Acadian – refer footnote 14.

The amount of revenue of Acadian for the six months ended December 31, 2011 and December 31, 2010 included in the consolidated statement of operations were CDN$nil and CDN$nil and the amount of loss was CDN$2,168,000 and CDN$2,927,000 respectively.

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

Following the end of the December 2011 quarter, the Company made an assessment of the carrying value of the mineral rights of Acadian and concluded that it did not expect to be able to realize the carrying value. This assessment took into account various factors including the exploration results from Acadian’s exploration programs since the Company’s initial acquisition of shares in Acadian and the transaction noted in note 14, and the market capitalization of Acadian. As a result, the Company impaired the carrying value of the mineral rights and has recorded an impairment of mineral rights of CDN$33,221,000 and a benefit to deferred tax of CDN$6,373,000 in the Company’s consolidated statement of operations.

The carrying value of mineral rights at December 31, 2011 is CDN$6,542,000 (2010:CDN$39,763,000).

Under US GAAP, exploration expenditure is expensed to the consolidated statement of operations as incurred, unless there is a mineral reserve on the property.

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

	At December 31, 2011			At June 30, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
	CDN$	CDN$	CDN$	CDN$	CDN$	CDN$

Office	283,871	(28,533)	255,338	260,119	(21,986)	238,133
Automotive equipment	93,726	(22,026)	71,700	93,726	(9,373)	84,353
Office fixtures and computer equipment	386,589	(155,009)	231,580	339,238	(88,321)	250,917
Land	184,717	-	184,717	405,617	-	405,617
	948,903	(205,568)	743,335	1,098,700	(119,680)	979,020

The depreciation expense for the six months ended December 31, 2011 amounted to CDN$86,000 and for the six months ended December 31, 2010 amounted to CDN$253,000. Net book value of assets disposed of for the six months ended December 31, 2011 amounted to CDN$221,000.

(12)   Comprehensive Income (Loss)

The Company follows ASC Topic 220 Comprehensive Income (“ASC 220”). ASC 220 requires a company to report comprehensive profit/(loss) and its components in a full set of financial statements. Comprehensive profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during the six months ended December 31, 2011 and 2010 amounted to CDN$nil and CDN$nil respectively.  Accordingly, comprehensive (loss) for the six months ended December 31, 2011 and 2010 amounted to CDN$(19,379,000) and CDN$(2,752,000) respectively.

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

The Company’s net deferred taxes at December 31, 2011 is summarized as follows:

	USA CDN$000s	Canada CDN$000s	Total CDN$000s

Deferred tax assets
Net operating loss carry-forward	2,062	186	2,248
Exploration expenditure	564	1,573	2,137
	2,626	1,759	4,385
Less valuation allowance	(2,626)	(1,759)	(4,385)
Net deferred taxes	-	-	-

The Company’s net deferred taxes at June 30, 2011 is summarized as follows:

	USA CDN$000s	Canada CDN$000s	Total CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,923	218	2,141
Exploration expenditure	805	1,675	2,480
	2,728	1,893	4,621
Less valuation allowance	(2,728)	(1,893)	(4,621)
	-	-	-
Deferred tax liability
Investment in subsidiary	(6,373)	-	(6,373)
Net deferred taxes	(6,373)	-	(6,373)

Total available net operating loss carry-forwards in the United States, which are subject to limitations, amount to approximately CDN$5,700,000 at June 30, 2011 and expire in years 2023 through 2030. Net operating loss carry-forwards in Canada do not have a definite expiration date and amounted to CDN$4,869,000.

Included in accounts payable and accrued expenses is an amount of CDN$257,428 being an estimated liability to the IRS in relation to late filing of prior year tax returns. The Company has estimated the potential maximum liability and is making representations to the IRS in relation to the quantum of this liability.

As part of the transactions noted on notes 9 and 14, the Company recorded a benefit to deferred tax of CDN$6,373,000.

(14)   Subsequent Events

The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions except as described below which would require recognition or disclosure in the consolidated financial statements.

On January 31, 2012, the Company entered into a share purchase agreement with an arms-length third party to sell 10,783,145 shares in Acadian at a price of CDN$0.15 for proceeds of CDN$1,617,472. Closing occurred on February 6, 2012. Following closing, the Company holds 52.01% of Acadian. As part of the agreement, the Company provided certain representations and warranties to the purchaser in relation to Acadian, and indemnified the purchaser in respect to the items subject to the representations and warranties, if the cumulative financial effect of the indemnity exceeds CDN$300,000. Further, one of the Company’s nominees to the board of directors of Acadian has resigned and has been replaced by a nominee of the purchaser.

On February 7, 2012 the Company paid the current amount owing to AXIS in full.

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

The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

6 months ended December 31, 2010	CDN$1.00 = US$1.0001
6 months ended December 31, 2011	CDN$1.00 = US$.98044
6 months ended December 31, 2010	CDN$1.00 = A$0.98420
6 months ended December 31, 2011	CDN$1.00 = A$0.96344

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

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the three and six months ended December 31, 2011 to the three and six months ended December 31, 2010 does not always present a true comparison.

GENERAL

Golden River Resources as part of its business strategy is engaged in gold exploration activity in Canada. As part of this strategy in fiscal 2009, the Company acquired an interest in Acadian Mining Corporation (“Acadian”), a Canadian gold, lead and zinc exploration corporation. Effective May 31, 2011, Acadian sold its lead and zinc assets, including Scotia Mine for CDN$10 million. During the six months ended December 31, 2011, the Company purchased an additional 259,500 shares in Acadian at a cost of CDN$79,985. As at December 31, 2011, Golden River Resources held a 71.96% interest in Acadian. On January 31, 2012, the Company entered into a share purchase agreement with an arms-length third party to sell 10,783,145 shares in Acadian at a price of CDN$0.15 for proceeds of CDN$1,617,472. Closing occurred on February 6, 2012. Following closing, the Company holds 52.01% of Acadian.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010

As a result of the sale by Acadian of all of the shares in ScoZinc Limited on May 31, 2011, there is a lack of comparability between the Company’s results for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Costs and expenses decreased from CDN$1,371,000 in the three months ended December 31, 2010 to CDN$870,000 in the three months ended December 31, 2011.

The decrease in costs and expenses is a net result of:
a)
an increase in stock based compensation from CDN$nil for the three months ended December 31, 2010 to CDN$14,000 for the three months ended December 31, 2011 as a result of options issued to Directors and employees of Acadian which are being progressively expensed over the vesting period. See Note 4 concerning the Company’s outstanding stock options.

b)
a decrease in the exploration expenditure expense from CDN$761,000 for the three months ended December 31, 2010 to CDN$383,000 for the three months ended December 31, 2011. For Golden River Resources, the costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken during the three months ended December 31, 2010 or 2011 by the Company. Included within exploration expenditure expense for the three months ended December 31, 2011 is CDN$346,000 for work undertaken by Acadian for field exploration activities on its gold properties. The decrease in exploration expenditure during the three months ended December 31, 2011 was primarily due to completion by Acadian of a drill program on the Fifteen Mile project. Included within exploration expenditure expense for the three months ended December 31, 2010 is CDN$220,000 for certain maintenance work undertaken by Acadian on its Scotia mine which was on care and maintenance until its sale on May 31, 2011. There is no comparable amount for the three months ended December 31, 2011.

c)
a decrease in depreciation and amortization expense from CDN$128,000 for the three months ended December 31, 2010 to CDN$60,000 for the three months ended December 31, 2011. The depreciation and amortization expense relates to the activities of Acadian. For the three months ending December 31, 2010 depreciation and amortization for Acadian included amortization of the ScoZinc mine and mill and equipment.

d)
a decrease in interest expense/(income) from CDN$(107,000) for the three months ended December 31, 2010 to CDN$nil for the three months ended December 31, 2011. The interest (income  for the three months ended December 31, 2010 relates to an accrual for interest payable by Acadian on a third party liability which was subsequently reversed following confirmation of the amount owing by the third party.  During May 2011 the debt was settled and satisfied.

e)
a decrease in legal, accounting and professional expense from CDN$165,000 for the three months ended December 31, 2010 to CDN$49,000 for the three months ended December 31, 2011. Included within legal, accounting and professional expense for the three months ended December 31, 2011 is CDN$24,000 for costs associated with the Company’s SEC compliance obligations and CDN$25,000 for Acadian which relates to general legal work, audit and stock transfer costs. The decrease is primarily the result of a reduction in secretarial services, financial reporting reviews and taxation services.

f)
a decrease in administrative costs including salaries from CDN$424,000 in the three months ended December 31, 2010 to CDN$364,000 in the three months ended December 31, 2011. Included within administrative expense for the three months ended December 31, 2011 is CDN$306,000 for Acadian compared to CDN$368,000 for the three months ended December 31, 2010 , which includes head office salaries, rent, office related costs and travel. The decrease relates to a decrease in head office salaries, office and statutory filing costs.

As a result of the foregoing, the loss from operations decreased from CDN$1,371,000 for the three months ended December 31, 2010 to CDN$870,000 for the three months ended December 31, 2011.

The Company recorded a foreign currency exchange loss of CDN$4,000 for the three months ended December 31, 2011 and CDN$21,000 for the three months ended December 31, 2010, primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

Following the end of the December 2011 quarter, the Company made an assessment of the carrying value of the mineral rights of Acadian and concluded that it did not expect to be able to realize the carrying value. This assessment took into account various factors including the exploration results from Acadian’s exploration programs since the Company’s initial acquisition of shares in Acadian, and the market capitalization of Acadian. As a result, the Company impaired the carrying value of the mineral rights and has recorded an impairment of mineral rights of CDN$33,221,000 (2010: CDN$nil), in the Company’s consolidated statement of operations.

The Company recorded a profit on disposal of plant and equipment of CDN$48,000 for the three months ended December 31, 2010 for which there was no comparable amount for the three months ended December 31, 2011. Acadian disposed of surplus equipment.

The Company recorded a write-off of plant and equipment of CDN$170,000 for the three months ended December 31, 2010 for which there was no comparable amount for the three months ended December 31, 2011. Acadian wrote down the carrying value of plant and equipment after a physical review.

The loss before income taxes and equity in (losses) of unconsolidated entities for the three months ended December 31, 2011 was CDN$34,095,000 compared to CDN$1,548,000 for the three months ended December 31, 2010.

The Company has recorded a benefit to deferred tax of CDN$(6,333,000) for the three months ended December 31, 2011 as a result of impairment of mineral rights compared to a provision for tax of CDN$nil for the three months ended December 31, 2010.

The loss before equity in (losses) of unconsolidated entities for the three months ended December 31, 2011 was CDN$27,762,000 compared to CDN$1,548,000 for the three months ended December 31, 2010.

The net loss was CDN$27,762,000 for the three months ended December 31, 2011 compared to CDN$1,548,000 for the three months ended December 31, 2010.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$9,527,000 for the three months ended December 31, 2011 compared to CDN$347,000 for the three months ended December 31, 2010. At December 31, 2010, the Company’s interest in Acadian was 71.48% and at December 31, 2011, its interest was 71.96%. Further, the impairment of mineral rights referred to above results in a share of the loss of non-controlling interest of Acadian.

The net loss attributable to Golden River Resources stockholders amounted to CDN$18,235,000 for the three months ended December 31, 2011 compared to CDN$1,201,000 for the three months ended December 31, 2010.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010.

As a result of the sale by Acadian of all of the shares in ScoZinc Limited on May 31, 2011, there is a lack of comparability between the Company’s results for the six months ended December 31, 2011 compared to the six months ended December 31, 2010.

Costs and expenses decreased from CDN$3,174,000 in the six months ended December 31, 2010 to CDN$2,436,000 in the six months ended December 31, 2011.

The decrease in costs and expenses is a net result of:
a)
an increase in stock based compensation from CDN$nil for the six months ended December 31, 2010 to CDN$35,000 for the six months ended December 31, 2011 as a result of options issued to Directors and staff of Acadian which are being progressively expensed over the vesting period. See Note 4 concerning the Company’s outstanding stock options.

g)
a decrease in the exploration expenditure expense from CDN$1,590,000 for the six months ended December 31, 2010 to CDN$1,403,000 for the six months ended December 31, 2011. For Golden River Resources, the costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken during the six months ended December 31, 2010 or 2011 by the Company. Included within exploration expenditure expense for the six months ended December 31, 2011 is CDN$1,279,000 for work undertaken by Acadian for field exploration activities on its gold properties. The decrease in exploration expenditure during the six months ended December 31, 2011 was primarily due to Acadian conducting a  drilling program on the Fifteen Mile project. Included within exploration expenditure expense for the six months ended December 31, 2010 is CDN$680,000 for certain maintenance work undertaken by Acadian on its Scotia mine which was on care and maintenance until its sale on May 31, 2011. There is no comparable amount for the three months ended December 31, 2011.

b)
a decrease in depreciation and amortization expense from CDN$253,000 for the six months ended December 31, 2010 to CDN$86,000 for the six months ended December 31, 2011. The depreciation and amortization expense relates to the activities of Acadian. For the six months ending December 31, 2010 depreciation and amortization for Acadian included amortization of the ScoZinc mine and mill and equipment, which was sold in May 2011.

c)
a decrease in interest expense/(income) from CDN$(65,000) for the six months ended December 31, 2010 to CDN$3,000 for the six months ended December 31, 2011. The interest (income) for the six months ended December 31, 2010 relates to an accrual for interest payable by Acadian on a third party liability which was subsequently reversed following confirmation of the amount owing by the third party.  During May 2011 the debt was settled and satisfied.

d)
a decrease in legal, accounting and professional expense from CDN$401,000 for the six months ended December 31, 2010 to CDN$160,000 for the six months ended December 31, 2011. Included within legal, accounting and professional expense for the six months ended December 31, 2011 is CDN$49,000 for costs associated with the Company’s SEC compliance obligations and CDN$111,000 for Acadian which relates to general legal work, audit and stock transfer costs. The decrease is primarily the result of a reduction in secretarial services, financial reporting reviews and taxation services.

e)
a decrease in administrative costs including salaries from CDN$995,000 in the six months ended December 31, 2010 to CDN$749,000 in the six months ended December 31, 2011. Included within administrative expense for the six months ended December 31, 2011 is CDN$321,000 for Acadian compared to CDN$940,000 for the six months ended December 31, 2010, which includes head office salaries, rent, office related costs and travel. The decrease relates to the reduction in head office salaries, office and statutory filing costs.

As a result of the foregoing, the loss from operations decreased from CDN$3,174,000 for the six months ended December 31, 2010 to CDN$2,436,000 for the six months ended December 31, 2011.

The Company recorded a foreign currency exchange loss of CDN$20,000 for the six months ended December 31, 2011 and CDN$147,000 for the six months ended December 31, 2010, primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

Following the end of the December 2011 quarter, the Company made an assessment of the carrying value of the mineral rights of Acadian and concluded that it did not expect to be able to realize the carrying value. This assessment took into account various factors including the exploration results from Acadian’s exploration programs since the Company’s initial acquisition of shares in Acadian, and the market capitalization of Acadian. As a result, the Company impaired the carrying value of the mineral rights and has recorded an impairment of mineral rights of CDN$33,221,000 (2010: CDN$nil), in the Company’s consolidated statement of operations.

The Company recorded a profit on disposal of plant and equipment of CDN$48,000 for the six months ended December 31, 2010 for which there was no comparable amount for the six months ended December 31, 2011. Acadian disposed of surplus equipment.

The Company has recorded a write-off of plant and equipment of CDN$170,000 for the six months ended December 31, 2010 for which there was no comparable amount for the six months ended December 31, 2011. Acadian wrote down the carrying value of plant and equipment after a physical review.

The loss before income taxes and equity in (losses) of unconsolidated entities for the six months ended December 31, 2011 was CDN$35,677,000 compared to CDN$3,442,000 for the six months ended December 31, 2010.

The Company has recorded a benefit to deferred tax of CDN$(6,373,000) for the six months ended December 31, 2011 as a result of impairment of mineral rights compared to a provision for tax of CDN$105,000 for the six months ended December 31, 2010.

The loss before equity in (losses) of unconsolidated entities for the six months ended December 31, 2011 was CDN$29,304,000 compared to CDN$3,547,000 for the six months ended December 31, 2010.

The net loss was CDN$29,304,000 for the six months ended December 31, 2011 compared to CDN$3,547,000 for the six months ended December 31, 2010.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$9,925,000 for the six months ended December 31, 2011 compared to CDN$795,000 for the six months ended December 31, 2010. At December 31, 2010, the Company’s interest in Acadian was 71.48% and at December 31, 2011, its interest was 71.96%. During the six months ended September 30, 2011, the Company purchased a further 259,500 shares in Acadian through on-market purchase in the TSX at a cost of CDN$79,985, which resulted in a decrease in non-controlling interest of CDN$248,000. Further, the impairment of mineral rights referred to above results in a share of the loss of non-controlling interest of Acadian.

The net loss attributable to Golden River Resources stockholders amounted to CDN$19,379,000 for the six months ended December 31, 2011 compared to CDN$2,752,000 for the six months ended December 31, 2010.

Liquidity and Capital Resources

For the six months ended December 31, 2011, net cash used by operating activities was CDN$2,514,000 primarily consisting of the net loss of CDN$29,304,000; the impairment of mineral rights of CDN$33,221,000 and a corresponding benefit for the adjustment to deferred tax of CDN$6,373,000; a decrease in accounts payable and accrued expenses of CDN$234,000; net cash provided by investing activities of CDN$70,000 being the net cost of the additional investment in Acadian of CDN$80,000; proceeds for the sale of land of CDN$221,000; purchase of plant and equipment of CDN$71,000; and net cash used in  financing  activities of  CDN$542,000 consisting of borrowings and repayments to affiliates.

As of December 31, 2011, the Company had short-term obligations of CDN$1,007,000 comprising accounts payable and accrued expenses.

We have CDN$804,000 in cash at December 31, 2011. On January 31, 2012, the Company entered into an arms-length share purchase agreement with a third party to sell 10,783,145 shares in Acadian at a price of CDN$0.15 for proceeds of CDN$1,617,472. Closing occurred on February 6, 2012.

Since fiscal 2004, we have undertaken field exploration programs on our Committee Bay and Slave properties. In relation to the Committee Bay properties, this was more than the minimum required expenditure and as a result, we have not had a legal obligation to undertake further exploration on these properties. However, our properties are prospective for gold and other minerals and commencing in fiscal 2013, we will be required to bring the Committee Bay properties to lease status by completing a survey and making application for lease status. In respect to the Slave properties, the Company will be required to incur expenditure or make payments in lieu of expenditure of CDN$553,780 in respect  of 2011 and CDN$611,252 prior to the end of 2012. Further, Acadian has an obligation to spend amounts on its mineral properties in order to maintain the leases and is required to spend CDN$234,000 and issue 29,118 Acadian shares on gold exploration properties during fiscal 2012. Our budget for general and administration costs for fiscal 2012 is CDN$500,000 and Acadian’s budget for the general and administration costs for fiscal 2012 is CDN$1,530,000. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	the risks of mineral exploration stage projects,
●	political risks in foreign countries,
●	risks associated with environmental and other regulatory matters,
●	exploration risks and competitors,
●	the volatility of gold and other mineral prices,
●	availability of financing,
●	movements in foreign exchange rates,
●	increased competition, governmental regulation,
●	performance of information systems,
●	ability of the Company to hire, train and retain qualified employees,
●	the availability of sufficient, transportation, power and water resources, and
●	our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this report, and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, including under the heading “Risk Factors” and elsewhere and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

The Company reports in CDN$ and holds cash in Australian dollars. At December 31, 2011, this amounted to CDN$804,000. A change in the exchange rate between the A$ and the CDN$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the CDN$ exchange rate will have a CDN$8,000 effect on the consolidated balance sheet and statement of operations.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the six months ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: February 13, 2012

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
101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the six months ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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