Form 10-Q
period 2012-03-31
GOLDEN RIVER RESOURCES CORP.
filed 2012-05-15
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2012
or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulaton S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,283 outstanding shares of Common Stock as of May 11, 2012.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐	Yes	☐	No

SIGNATURES		21

EXHIBIT INDEX		22

Exh. 31.1	Certification	23
Exh. 31.2	Certification	24
Exh. 32.1	Certification	25
Exh. 32.2	Certification	26

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2012, the results of its consolidated operations for the three and nine month periods ended March 31, 2012 and March 31, 2011, and the changes in its consolidated cash flows for the nine month periods ended March 31, 2012 and March 31, 2011, have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	March 31, 2012	June 30, 2011
	CDN$000’s	CDN$000’s

ASSETS

Current Assets
Cash	1,073	3,792
Receivables	47	152
Prepaid expenses and deposits	97	41

Total Current Assets	1,217	3,985

Non Current Assets
Cash held for site remediation (note 10)	109	109
Property, plant and equipment (note 11)	748	979
Receivables – affiliates (note 3)	68	-
Mineral rights (note 9)	6,542	39,763

Total Non Current Assets	7,467	40,851

Total Assets	8,684	44,836

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	341	812

Note payable	-	900

Total Current Liabilities	341	1,712

Non Current Liabilities
Advances from affiliates (note 3)	-	54
Deferred tax liability (note 13)	-	6,373

Total Non Current Liabilities	-	6,427

Total Liabilities	341	8,139

Commitments (Note 6)

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 issued and outstanding	5	5
Additional paid-in-capital	52,158	53,578
Less treasury stock at cost, 125 shares	(19)	(19)
Retained (deficit) during exploration stage	(26,211)	(6,464)
Retained (deficit) prior to exploration stage	(25,209)	(25,209)

Golden River Resources Stockholders’ Equity	724	21,891
Non Controlling Interests (note 8)	7,619	14,806

Total Equity	8,343	36,697

Total Liabilities and Equity	8,684	44,836

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended March 31, 2012 and 2011 and for the cumulative period
July 1, 2002 (inception of exploration activities) to March 31, 2012
(Unaudited)

	Three Months Ended March 31, 2012 CDN$000’s	Three Months Ended March 31, 2011 CDN$000’s	Nine Months Ended March 31, 2012 CDN$000’s	Nine Months Ended March 31, 2011 CDN$000’s	July 1, 2002 to March 31, 2012 CDN$000’s

Revenues	$-	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	11	134	46	134	2,968
Exploration expenditure	278	27	1,681	1,617	10,444
Depreciation and amortization	34	103	120	356	1,039
Interest (income) expense, net	1	-	4	(65)	487
Legal, accounting and professional	86	107	246	508	2,649
Administrative expenses	168	486	917	1,481	8,305

Total costs and expenses	578	857	3,014	4,031	25,892

(Loss) from operations	(578)	(857)	(3,014)	(4,031)	(25,892)

Foreign currency exchange (loss)	(56)	(2)	(76)	(149)	(435)
Adjustment to fair value on stepped acquisition	-	-	-	-	7,433
Gain on bargain purchase	-	-	-	-	10,305
Impairment of mineral rights (notes 8 and 9)	-	-	(33,221)	-	(33,221)
Profit on disposal of plant and equipment	-	-	-	48	48
Write off on plant and equipment	-	-	-	(170)	(170)
Other Income:
Profit from sale of equity investment	-	-	-	-	1,355
Gain on settlement of guarantee obligation	-	-	-	-	1,199
Net gain from sale of subsidiary	-	-	-	-	641
Interest (expense) income – net, related entity	-	-	-	-	5
– other	-	-	-	1	17

(Loss) before income tax and equity in (losses) of unconsolidated entities	(634)	(859)	(36,311)	(4,301)	(38,715)

Benefit/(provision) for deferred income taxes (note 13)	-	-	6,373	(105)	-

(Loss) before equity in (losses) of unconsolidated entities	(634)	(859)	(29,938)	(4,406)	(38,715)
Equity in (losses) of unconsolidated entities	-	-	-	-	(26)

Net (loss)	(634)	(859)	(29,938)	(4,406)	(38,741)

Net loss attributable to non-controlling interests	266	209	10,191	1,004	12,441

Net (loss) attributable to Golden River Resources stockholders	(368)	(650)	(19,747)	(3,402)	(26,300)

Other Comprehensive (Loss):
Foreign currency translation adjustments	-	-	-	-	89

Comprehensive (loss) attributable to Golden River Resources stockholders	(368)	(650)	(19,747)	(3,402)	(26,211)

Amounts attributable to Golden River Resources stockholders:
Basic and diluted net (loss) per common equivalent shares
Net (loss) per share	$(0.01)	$(0.01)	$(0.35)	$(0.10)	$(2.14)

Weighted average number of common equivalent shares used per share calculation	56,807	56,807	56,807	35,068	12,298

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2012 and 2011 and for the cumulative period
July 1, 2002 (inception of exploration activities) to March 31, 2012
(Unaudited)

	Nine months ended March 31, 2012 CDN$000’s	Nine months ended March 31, 2011 CDN$000’s	July 1, 2002 to March 31, 2012 CDN$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	(29,938)	(4,406)	(38,741)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange/ loss	76	149	435
Impairment of mineral rights	33,221	-	33,221
Depreciation/amortization of plant and equipment	120	356	1,039
Stock based compensation	46	134	2,968
(Benefit)/provision for deferred income tax	(6,373)	105	-
Equity in profits of non-consolidated entities	-	-	26
Adjustment to fair value on stepped acquisition	-	-	(7,433)
Bargain purchase of controlled entities	-	-	(10,305)
Profit from sale of equity investment	-	-	(1,355)
Profit on disposal of plant and equipment	-	(48)	(48)
Gain on settlement of guarantee option	-	-	(1,199)
Gain on disposal of subsidiary	-	-	(641)
Write off of exploration costs	-	377	377
Write off of plant and equipment	-	170	170
Accrued interest added to principal	-	-	259
Net change net of acquisition in:
Receivables	105	(6)	(54)
Staking deposit	-	-	22
Prepaid expenses and deposits	(56)	10	(127)
Accounts payable and accrued expenses	(470)	682	(2,049)
Accrued site remediation	-	(200)	(200)

Net Cash (Used) in Operating Activities	(3,269)	(2,677)	(23,635)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash acquired	(80)	(1,477)	(10,142)
Proceeds of sale of equity investment	-	-	1,963
Proceeds of disposal of plant and equipment (net)	221	76	297
Proceeds of disposal of subsidiary (net)	1,617	-	11,420
Purchase of plant and equipment	(110)	(19)	(480)

Net Cash Provided/(Used) in Investing Activities	1,648	(1,420)	3,058

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	358	1,747	9,199
Repayments to affiliates	(1,409)	(1,622)	(8,565)
Proceeds from issuance of stock	-	3,097	13,861
Repayment of borrowings	-	-	(139)
Sale of warrants (net)	-	-	4,749
Re-purchase of warrants	-	-	(579)
Proceeds from loan payable	-	-	3,261

Net Cash (Used)/Provided by Financing Activities	(1,051)	3,222	21,787

Effects of Exchange Rate on Cash	(47)	-	(137)

Net (Decrease)/Increase in Cash	(2,719)	(875)	1,073
Cash at Beginning of Period	3,792	957	-

Cash at End of Period	1,073	82	1,073
Supplemental Disclosures
Interest Paid	4	42	527

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Write-off of plant and equipment	-	-	170
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt	-	-	593
Stock issued for acquisition of properties	-	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2012
(Unaudited)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen- sation	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Balance June 30, 2002	635	-	$(19)	$24,061	-	$(25,209)	-	-	$(1,167)

Net loss	-	-	-	-	$(639)	-	-	-	(639)

Balance June 30, 2003	635	-	$(19)	$24,061	$(639)	$(25,209)	-	-	$(1,806)

Issuance of 175,398 shares and warrants in lieu of debt repayment	175	-	-	$2,331	-	-	-	-	$2,331

Sale of 167,000 shares and warrants	167	-	-	$2,221	-	-	-	-	$2,221

Issuance of 694,306 shares on cashless exercise of options	694	-	-	-	-	-	-	-	$0

Net unrealized (loss) on foreign exchange	-	-	-	-	-	-	-	-	$0

Net (loss)	-	-	-	-	$(1,933)	-	-	-	$(1,933)

Balance June 30, 2004	1,671	-	$(19)	$28,613	$(2,572)	$(25,209)	-	-	$813

Issuance of 140,000 options under 2004 stock option plan	-	-	-	$1,646	-	-	$(1,646)	-	$0

Amortization of 140,000 options under 2004 stock option plan	-	-	-	-	-	-	$1,095	-	$1,095

Net unrealized (loss) on foreign exchange	-	-	-	-	-	-	-	-	$0

Net/(loss)	-	-	-	-	$(3,173)	-	-	-	$(3,173)

Balance June 30, 2005	1,671	-	$(19)	$30,259	$(5,745)	$(25,209)	$(551)	-	$(1,265)

To eliminate deferred compensation against Additional Paid-In Capital	-	-	-	$(551)	-	-	$551	-	$0

Issuance of 1,000,000 shares and 2,000,000 options in lieu of debt repayment	1,000	-	-	$3,321	-	-	-	-	$3,321

Capital gain on shares and options issued in lieu of debt repayment	-	-	-	$(1,610)	-	-	-	-	$(1,610)

Sale of 2,000,000 normal warrants	-	-	-	$827	-	-	-	-	$827

Sale of 1,000,000 special warrants	-	-	-	$887	-	-	-	-	$887

Amortization of 140,000 options under 2004 stock option plan	-	-	-	$532	-	-	-	-	$532

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	-	$0

Net (loss)	-	-	-	-	$(1,219)	-	-	-	$(1,219)

Balance June 30, 2006	2,671	-	$(19)	$33,665	$(6,964)	$(25,209)	$-	-	$1,473

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2012
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen- sation	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	$(3)

Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	$19

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	$510

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	-	$0

Net (loss)	-	-	-	-	$(1,917)	-	-	-	$(1,917)

Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,881)	$(25,209)	$-	-	$82

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	333

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	-	$0

Net (loss)	-	-	-	-	$(1,046)	-	-	-	$(1,046)

Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(9,927)	$(25,209)	$-	-	$(631)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	173

Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	682

Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	-	$0

Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	588

Net (loss)	-	-	-	-	$(1,295)	-	-	-	$(1,295)

Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,222)	$(25,209)	$-	-	$(483)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$39	-	-	-		$39

Sale of 9,960,351 shares	9,960	$1	-	$10,763	-	-	-	-	$10,764

Issuance of 300,000 shares as part purchase price of mining properties	300	-	-	$627	-	-	-	-	$627

Re-purchase of warrants	-	-	-	$(579)	-	-	-	-	$(579)

Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	-	$0

Net profit	-	-	-	-	$10,283	-	-	-	$10,283

Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,994	-	-	-	$(1,994)	-

Fair value of non-controlling interest	-	-	-	-	-	-	-	$20,552	$20,552

Net loss attributable to non-controlling interests	-	-	-	-	$1,404	-	-	$(1,404)	-

Balance June 30, 2010	22,931	$2	$(19)	$48,810	$465	$(25,209)	$-	$17,154	$41,203

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2012
(Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration Activities	Deferred Compen- sation	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Issue of 33,875,000 shares	33,876	$3	-	$3,094	-	-	-	-	$3,097

Amortization of 800,000 options under employee stock option plan	-	-	-	$162	-	-	-	-	$162

Net (loss)	-	-	-	-	$(7,775)	-	-	-	$(7,775)

Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	$(1,512)	$0

Adjustment due to issue of shares by subsidiary	-	-	-	-	-	-	-	$10	$10

Net loss attributable to non-controlling interests	-	-	-	-	$846	-	-	$(846)	$0

Balance June 30, 2011	56,807	$5	$(19)	$53,578	$(6,464)	$(25,209)	$-	$14,806	$36,697

Amortization of 1,100,000 options under employee stock option plan	-	-	-	$46	-	-	-	-	$46

Net (loss)	-	-	-	-	$(29,938)	-	-	-	$(29,938)

Adjustment for additional investment in consolidated subsidiary	-	-	-	$168	-	-	-	$(248)	$(80)

Adjustment for sale of investment in consolidated subsidiary	-	-	-	$(1,634)	-	-	-	$3,252	$1,618

Net loss attributable to non-controlling interests	-	-	-	-	$10,191	-	-	$(10,191)	$0

Balance March 31, 2012	56,807	$5	$(19)	$52,158	$(26,211)	$(25,209)	$-	$7,619	$8,343

       The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012

(1)	Organisation

Golden River Resources Corporation (“Golden River Resources” or the “Company”) is incorporated in the State of Delaware. The principal shareholders of Golden River Resources are companies associated with the President of Golden River Resources and his spouse. These companies owned 96.6% of Golden River Resources as of March 31, 2012.

In May 2002, the Company incorporated a new wholly owned subsidiary, Golden Bull Resources Corporation (formerly 4075251 Canada Inc), a corporation incorporated under the laws of Canada. Golden Bull Resources Corporation is undertaking exploration activities for gold in Canada.

Golden River Resources, as part of its business strategy, is engaged in gold and base metal exploration activity in Canada. On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transaction giving Golden River Resources a 68.67% holding of Acadian. As of March 31, 2012, Golden River Resources held 28,210,875 common shares in Acadian for a 52.06% interest. (See Note 8 for a discussion of changes in the Company’s ownership interest in Acadian for the nine months ended March 31, 2011.)  On November 17, 2010, Acadian consolidated its outstanding common shares on the basis of one post-consolidated share for every ten pre-consolidated shares as approved by Acadian shareholders.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminated the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity.  This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011.  While the new guidance changed the presentation of comprehensive income, there were no changes to the components that were recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance in the third quarter of fiscal 2012 did have any impact on the Company's consolidated financial position, results of operations or cash flows.  We adopted this guidance during the third quarter of fiscal 2012 and elected to disclose other comprehensive income in a single continuous statement during interim reporting periods.

In September 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. This ASU is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This new guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

In March 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet — Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

During the nine months ended March 31, 2011, AXIS advanced the Company CDN$1,260,008 and provided services in accordance with the service agreement of CDN$84,537. During the nine months ended March 31, 2011, the Company repaid CDN$1,622,400. During the nine months ended March 31, 2011, AXIS did not charge interest. The amount owed to AXIS at June 30, 2011 was CDN$54,242 and is reflected in non-current liabilities – advances from affiliates.

During the nine months ended March 31, 2012, AXIS advanced the Company CDN$239,395 and provided services in accordance with the service agreement of CDN$221,260. The Company repaid the amount owing to Axis  of CDN$440,109.  During the three months ending March 31, 2012 the Company paid CDN$73,366 for charges and advanced  Axis CDN$69,070. The amount owed by AXIS at March 31, 2012 was CDN$67,648 and is reflected in non current assets – receivables from affiliates.

During fiscal 2010, the Company sold shares of common stock to Northern Capital Resources Corp, a Nevada corporation (“NCRC”), pursuant to certain subscription agreements. Mr Joseph Gutnick, the Company’s President, is the Chairman and Chief Executive Officer of NCRC. As of March 31, 2012, NCRC owned approximately 96.6% of the outstanding common stock of the Company.

(4)	Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At March 31, 2012, the options are fully vested.

Since the issue of the options, 120,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at March 31, 2012 are as follows:

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

Acadian options currently outstanding are:

On June 15, 2010, Acadian granted 500,000 Acadian options to one director of Acadian with an exercise price of CDN$0.45 per share expiring June 15, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$138,765 and such amount is amortized over the vesting period. For the nine months ending March 31, 2012, stock based compensation expense relating to stock options was CDN$17,346.

A summary of the Acadian options outstanding and exercisable at March 31, 2012 are as follows:

	Outstanding	Exercisable
Number of options	500,000	333,333
Exercise price	CDN$0.45	CDN$0.45
Expiration date	June 15, 2015	June 15, 2015

As at March 31, 2012, there was CDN$5,782 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On August 18, 2010, Acadian granted 300,000 Acadian options to three directors of Acadian with an exercise price of CDN$0.45 per share expiring August 18, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$56,349 and such amount is amortized over the vesting period. For the nine months ending March 31, 2012, stock based compensation expense relating to stock options was CDN$10,174.

A summary of the options outstanding and exercisable at March 31, 2012 are as follows:

	Outstanding	Exercisable
Number of options	300,000	200,000
Exercise price	CDN$0.45	CDN$0.45
Expiration date	August 18, 2015	August 18, 2015

As at March 31, 2012, there was CDN$3,913 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On June 23, 2011, Acadian granted 100,000 options to its Chief Financial Officer with an exercise price of CDN$0.45 per share, expiry date of June 23, 2016 to be vested one third on grant date, one third after 12 months from grant date and one third after 24 months from grant date. The total value of the options equates to CDN$12,338 and such amount is amortized over the vesting period. For the nine months ended March 31, 2012, stock based compensation expense relating to stock options was CDN$4,627.

A summary of the options outstanding and exercisable at March 31, 2012 are as follows:

	Outstanding	Exercisable
Number of options	100,000	33,333
Exercise price	CDN$0.45	CDN$0.45
Expiration date	June 23, 2016	June 23, 2016

As at March 31, 2012, there was CDN$3,599 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On July 13, 2011, Acadian granted an aggregate of 200,000 Acadian options to seven employees of Acadian with an exercise price of $0.45 per share, expiring July 13, 2016, to be vested one third on grant date, one third 12 months from grant date and one third 24 months from grant date. The total value of the options equates to CDN$20,712 and such amount is amortised over the vesting period. For the nine months ending March 31, 2012, stock based compensation expense relating to stock options was CDN$13,808.

A summary of the options outstanding and exercisable at March 31, 2012 are as follows:

	Outstanding	Exercisable
Number of options	200,000	66,666
Exercise price	CDN$0.45	CDN$0.45
Expiration date	July 13, 2016	July 13, 2016

As at March 31, 2012, there was CDN$6,904 of unrecognized compensation cost, before income taxes, related to unvested stock options.

(5)	(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Nine months ended March 31
Diluted weighted average shares	2012 ‘000	2011 ‘000
Basic	56,807	35,068
Effect of employee stock based awards	-	-
Diluted weighted average shares outstanding	56,807	35,068

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(6)	Commitments

In July 2011, Acadian entered into a lease for an office premises with minimum annual lease payments of CDN$112,682. The lease begins on July 1, 2011 and ends on June 30, 2016 with a right to terminate after June 30, 2013 for a penalty equal to four months base rent.

Acadian is committed to minimum annual lease payments of CDN$103,607 on its former office premises until October 2013. Effective September 1, 2010, Acadian has sublet the office premises for a rental equivalent of the lease commitment.

Future minimum contractual obligations under operating leases are as follows:

CDN$
2012	54,072
2013	190,387
2014	112,682
2015	112,682
2016	112,682
582,505

Total rent expense incurred by the Company amounted to CDN$77,923 for the nine months ended March 31, 2012 and CDN$30,841 for the nine months ended March 31, 2011.

Acadian has an obligation to spend CDN$179,000 and issue 29,118 Acadian shares on its exploration properties during fiscal 2012 to maintain its properties.

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

At June 30, 2011, the Company’s holding in Acadian was 71.48%. During the nine months ended March 31, 2011, the Company purchased an additional 259,500 shares in Acadian through on-market purchases in the Toronto Stock Exchange, increasing its holding in Acadian to 71.96% at December 31, 2011. The cost to the Company was CDN$79,985. As a result of this transaction, the Company recorded a CDN$168,000 adjustment to additional paid in capital and CDN$248,000 to non-controlling interest, representing the difference between the amount paid for such additional shares and the carry amount of the investment. On January 31, 2012, the Company entered into a share purchase agreement with an arms-length third party to sell 10,783,145 shares in Acadian at a price of CDN$0.15 for proceeds of CDN$1,617,472. Closing occurred on February 6, 2012. Following closing, the Company holds 52.06% of Acadian. As a result of this transaction, the Company recorded a CDN$1,634,000 adjustment to additional paid in capital and CDN$3,252,000 to non-controlling interest.

The amount of revenue of Acadian for the nine months ended March 31, 2012 and March 31, 2011 included in the consolidated statement of comprehensive loss were CDN$nil and CDN$nil and the amount of loss was CDN$2,789,000 and CDN$3,501,000 respectively.

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

Following the end of the December 2011 quarter, the Company made an assessment of the carrying value of the mineral rights of Acadian and concluded that it did not expect to be able to realize the carrying value. This assessment took into account various factors including the exploration results from Acadian’s exploration programs since the Company’s initial acquisition of shares in Acadian and the transaction noted in note 8, and the market capitalization of Acadian. As a result, the Company impaired the carrying value of the mineral rights and has recorded an impairment of mineral rights of CDN$33,221,000 and a benefit to deferred tax of CDN$6,373,000 in the Company’s consolidated statement of comprehensive loss.

The carrying value of mineral rights at March 31, 2012 is CDN$6,542,000 (2010:CDN$39,763,000).

Under US GAAP, exploration expenditure is expensed to the consolidated statement of comprehensive loss as incurred, unless there is a mineral reserve on the property.

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

	At March 31, 2012			At June 30, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
	CDN$	CDN$	CDN$	CDN$	CDN$	CDN$

Office	283,871	(31,807)	252,064	260,119	(21,986)	238,133
Automotive equipment	93,726	(28,352)	65,374	93,726	(9,373)	84,353
Office fixtures and computer equipment	425,964	(179,992)	245,972	339,238	(88,321)	250,917
Land	184,717	-	184,717	405,617	-	405,617

	988,278	(240,151)	748,127	1,098,700	(119,680)	979,020

The depreciation expense for the nine months ended March 31, 2012 amounted to CDN$120,000 and for the nine months ended March 31, 2011 amounted to CDN$356,000. Net book value of assets disposed of for the nine months ended March 31, 2012 amounted to CDN$221,000.

(12)	Comprehensive Income (Loss)

The Company follows ASC Topic 220 Comprehensive Income (“ASC 220”). ASC 220 requires a company to report comprehensive profit/(loss) and its components in a full set of financial statements. Comprehensive profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during the nine months ended March 31, 2012 and 2011 amounted to CDN$nil and CDN$nil respectively.  Accordingly, comprehensive (loss) for the nine months ended March 31, 2012 and 2011 amounted to CDN$(19,747,000) and CDN$(3,402,000) respectively.

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

The Company’s net deferred taxes at March 31, 2012 is summarized as follows:

	USA CDN$000s	Canada CDN$000s	Total CDN$000s

Deferred tax assets
Net operating loss carry-forward	2,077	252	2,329
Exploration expenditure	552	1,573	2,125

Less valuation allowance	(2,629)	(1,825)	(4,354)
Net deferred taxes	-	-	-

The Company’s net deferred taxes at June 30, 2011 are summarized as follows:

	USA CDN$000s	Canada CDN$000s	Total CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,923	218	2,141
Exploration expenditure	805	1,675	2,480
	2,728	1,893	4,621
Less valuation allowance	(2,728)	(1,893)	(4,621)
	-	-	-
Deferred tax liability
Investment in subsidiary	(6,373)	-	(6,373)
Net deferred taxes	(6,373)	-	(6,373)

Total available net operating loss carry-forwards in the United States, which are subject to limitations, amount to approximately CDN$5,900,000 at June 30, 2011 and expire in years 2023 through 2030. Net operating loss carry-forwards in Canada do not have a definite expiration date and amounted to CDN$4,869,000.

During the three months ended March 31, 2012 the Company paid CDN$26,295 being the liability to the IRS in relation to late filing of prior year tax returns and the Company has recorded a credit for CDN$232,499 being the difference between the estimated the potential maximum liability and the amount paid. As part of the transactions noted on notes 8 and 9, the Company recorded a benefit to deferred tax of CDN$6,373,000.

(14)	Subsequent Events

The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions except as described below which would require recognition or disclosure in the consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FUND COSTS CONVERSION

The consolidated statements of comprehensive loss and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in Canadian dollars unless otherwise stated.

The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

9 months ended March 31, 2011      CDN$1.00 = US$1.0283
9 months ended March 31, 2012      CDN$1.00 = US$1.0029
9 months ended March 31, 2011      CDN$1.00 = A$0.9973
9 months ended March 31, 2012      CDN$1.00 = A$0.9656

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the three and nine months ended March 31, 2012 to the three and nine months ended March 31, 2011 does not always present a true comparison.

GENERAL

Golden River Resources as part of its business strategy is engaged in gold exploration activity in Canada. As part of this strategy in fiscal 2009, the Company acquired an interest in Acadian Mining Corporation (“Acadian”), a Canadian gold, lead and zinc exploration corporation. Effective May 31, 2011, Acadian sold its lead and zinc assets, including Scotia Mine for CDN$10 million. During the nine months ended March 31, 2012, the Company purchased an additional 259,500 shares in Acadian at a cost of CDN$79,985. On January 31, 2012, the Company entered into a share purchase agreement with an arms-length third party to sell 10,783,145 shares in Acadian at a price of CDN$0.15 for proceeds of CDN$1,617,472. Closing occurred on February 6, 2012. Following closing, the Company holds 52.06% of Acadian.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

As a result of the sale by Acadian of all of the shares in ScoZinc Limited on May 31, 2011, there is a lack of comparability between the Company’s results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Costs and expenses decreased from CDN$857,000 in the three months ended March 31, 2011 to CDN$578,000 in the three months ended March 31, 2012.

The decrease in costs and expenses is a net result of:

a)
a decrease  in stock based compensation from CDN$134,000  for the three months ended March 31, 2011 to CDN$11,000 for the three months ended March 31, 2012 as a result of options issued to Directors and employees of Acadian which are being progressively expensed over the vesting period. See Note 4 concerning the Company’s outstanding stock options.

b)
an increase in the exploration expenditure expense from CDN$27,000 for the three months ended March 31, 2011 to CDN$278,000 for the three months ended March 31, 2012. For Golden River Resources, the costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken during the three months ended March 31, 2011 or 2012 by the Company. The Company has decided to relinquish the Committee Bay and Slave mineral claims in Canada as it believes that the cost of holding and exploring the claims is excessive given the Company’s financial position. Included within exploration expenditure expense for the three months ended March 31, 2012 is CDN$255,000 for work undertaken by Acadian for field exploration activities on its gold properties compared to CDN$27,000 for the three months ended March 31, 2011. Included within exploration expenditure expense for the three months ended March 31, 2011 was maintenance work undertaken by Acadian on its Scotia mine which was on care and maintenance until its sale on May 31, 2012. There is no comparable amount for the three months ended March 31, 2012 as the Scotia mine was sold in May 2011. During both the three months ended March 31, 2011, exploration on the gold interests of Acadian was limited to planning a field exploration plan, which was subsequently undertaken during the summer field season in the northern hemisphere. During both the three months ended March 31, 2012, exploration on the gold interests of Acadian included the analysis of the results of the exploration program and planning for the follow up exploration program.

c)
a decrease in depreciation and amortization expense from CDN$103,000 for the three months ended March 31, 2011 to CDN$34,000 for the three months ended March 31, 2012. The depreciation and amortization expense relates to the activities of Acadian. For the three months ending March 31, 2011 depreciation and amortization for Acadian included amortization of the ScoZinc mine and mill and equipment which was subsequently sold in May 2011.

d)	an increase in interest expense/(income) from CDN$nil for the three months ended March 31, 2011 to CDN$(1,000) for the three months ended March 31, 2012.
e)
a decrease in legal, accounting and professional expense from CDN$107,000 for the three months ended March 31, 2011 to CDN$86,000 for the three months ended March 31, 2012. Included within legal, accounting and professional expense for the three months ended March 31, 2012 is CDN$65,000 for costs associated with the Company’s SEC compliance obligations and CDN$21,000 for Acadian which relates to general legal work, audit and stock transfer costs. The decrease is primarily the result of a reduction in secretarial services, financial reporting reviews and taxation services.

f)
a decrease in administrative costs including salaries from CDN$486,000 in the three months ended March 31, 2011 to CDN$168,000 in the three months ended March 31, 2012. Included within administrative expense for the three months ended March 31, 2012 is CDN$298,000 for Acadian compared to CDN$462,000 for the three months ended March 31, 2011 , which includes head office salaries, rent, office related costs and travel. The decrease relates to a decrease in head office salaries, office and statutory filing costs.  For the three months ended March 31, 2012 the Company reversed CDN$232,000 in accrued administrative costs on confirmation from the IRS of the amount of the penalties for late filing of prior year tax returns.

As a result of the foregoing, the loss from operations decreased from CDN$857,000 for the three months ended March 31, 2011 to CDN$578,000 for the three months ended March 31, 2012.

The Company recorded a foreign currency exchange loss of CDN$56,000 for the three months ended March 31, 2012 and CDN$2,000 for the three months ended March 31, 2011, primarily due to revaluation of transactions with affiliates which are denominated in Australian dollars.

The loss before income taxes and equity in (losses) of unconsolidated entities for the three months ended March 31, 2012 was CDN$634,000 compared to CDN$859,000 for the three months ended March 31, 2011.

The net loss was CDN$634,000 for the three months ended March 31, 2012 compared to CDN$859,000 for the three months ended March 31, 2011.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$266,000 for the three months ended March 31, 2012 compared to CDN$209,000 for the three months ended March 31, 2011. At March 31, 2011, the Company’s interest in Acadian was 71.50% and at March 31, 2012, its interest was 52.06%. On January 31, 2012, the Company entered into a share purchase agreement with an arms-length third party to sell 10,783,145 shares in Acadian at a price of CDN$0.15 for proceeds of CDN$1,617,472. Closing occurred on February 6, 2012. In addition to the effect of the decrease of the Company’s interest in Acadian on the amount of the non-controlling interest, the non-controlling interest was also affected by the write down of the carrying value of the mineral rights of Acadian.

The net loss attributable to Golden River Resources stockholders amounted to CDN$368,000 for the three months ended March 31, 2012 compared to CDN$650,000 for the three months ended March 31, 2011.

Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011.

As a result of the sale by Acadian of all of the shares in ScoZinc Limited on May 31, 2011, there is a lack of comparability between the Company’s results for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

Costs and expenses decreased from CDN$4,031,000 in the nine months ended March 31, 2011 to CDN$3,014,000 in the nine months ended March 31, 2012.

The decrease in costs and expenses is a net result of:

a)
a decrease in stock based compensation from CDN$134,000 for the nine months ended March 31, 2011 to CDN$46,000 for the nine months ended March 31, 2012 as a result of options issued to Directors and staff of Acadian which are being progressively expensed over the vesting period. See Note 4 concerning the Company’s outstanding stock options.

b)
an increase the exploration expenditure expense from CDN$1,617,000 for the nine months ended March 31, 2011 to CDN$1,681,000 for the nine months ended March 31, 2012. For Golden River Resources, the costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken during the nine months ended March 31, 2011 or 2012 by the Company. The Company has decided to relinquish the Committee Bay and Slave mineral claims in Canada as it believes that the cost of holding and exploring the claims is excessive given the Company’s financial position. Included within exploration expenditure expense for the nine months ended March 31, 2012 is CDN$1,489,000 for work undertaken by Acadian for field exploration activities on its gold properties. During the nine months ended March 31, 2012, Acadian conducting a drilling program on the Fifteen Mile project. Included within exploration expenditure expense for the nine months ended March 31, 2011 is CDN$1,347,000 for certain maintenance work undertaken by Acadian on its Scotia mine which was on care and maintenance until its sale on May 31, 2011. There is no comparable amount for the three months ended March 31, 2011. Acadian conducted minimal gold exploration for the nine months ended March 31, 2011 due to financial constraints.

c)
a decrease in depreciation and amortization expense from CDN$356,000 for the nine months ended March 31, 2011 to CDN$120,000 for the nine months ended March 31, 2012. The depreciation and amortization expense relates to the activities of Acadian. For the nine months ending March 31, 2011 depreciation and amortization for Acadian included amortization of the ScoZinc mine and mill and equipment, which was sold in May 2011.

d)
 a decrease in interest expense/(income) from CDN$(65,000) for the nine months ended March 31, 2011 to CDN$4,000 for the nine months ended March 31, 2012. The interest (income) for the nine months ended March 31, 2011 relates to an accrual for interest payable by Acadian on a third party liability which was subsequently reversed following confirmation of the amount owing by the third party. During May 2011 the debt was settled and satisfied.

e)
a decrease in legal, accounting and professional expense from CDN$508,000 for the nine months ended March 31, 2011 to CDN$246,000 for the nine months ended March 31, 2012. Included within legal, accounting and professional expense for the nine months ended March 31, 2012 is CDN$114,000 for costs associated with the Company’s SEC compliance obligations and CDN$132,000 for Acadian which relates to general legal work, audit and stock transfer costs. The decrease is primarily the result of a reduction in secretarial services, financial reporting reviews and taxation services.

f)
 a decrease in administrative costs including salaries from CDN$1,481,000 in the nine months ended March 31, 2011 to CDN$917,000 in the nine months ended March 31, 2012. Included within administrative expense for the nine months ended March 31, 2012 is CDN$925,000 for Acadian compared to CDN$1,402,000 for the nine months ended March 31, 2011, which includes head office salaries, rent, office related costs and travel. The decrease relates to the reduction in head office salaries, office and statutory filing costs.  For the nine months ended March 31, 2012 the Company reversed CDN$232,000 in accrued administrative costs on confirmation from the IRS of the amount of the penalties for late filing of prior year tax returns.

As a result of the foregoing, the loss from operations decreased from CDN$4,031,000 for the nine months ended March 31, 2011 to CDN$3,014,000 for the nine months ended March 31, 2012.

The Company recorded a foreign currency exchange loss of CDN$76,000 for the nine months ended March 31, 2012 and CDN$149,000 for the nine months ended March 31, 2011, primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

Following the end of the December 2011 quarter, the Company made an assessment of the carrying value of the mineral rights of Acadian and concluded that it did not expect to be able to realize the carrying value. This assessment took into account various factors including the exploration results from Acadian’s exploration programs since the Company’s initial acquisition of shares in Acadian, and the market capitalization of Acadian. As a result, the Company impaired the carrying value of the mineral rights and has recorded an impairment of mineral rights of CDN$33,221,000 (2011: CDN$nil) in the Company’s consolidated statement of comprehensive loss.

The Company recorded a profit on disposal of plant and equipment of CDN$48,000 for the nine months ended March 31, 2011 for which there was no comparable amount for the nine months ended March 31, 2012. Acadian disposed of surplus equipment.

The Company recorded a write-off of plant and equipment of CDN$170,000 for the nine months ended March 31, 2011 for which there was no comparable amount for the nine months ended March 31, 2012. Acadian wrote down the carrying value of plant and equipment after a physical review.

The loss before income taxes and equity in (losses) of unconsolidated entities for the nine months ended March 31, 2012 was CDN$36,311,000 compared to CDN$4,301,000 for the nine months ended March 31, 2011.

The Company has recorded a benefit to deferred tax of CDN$(6,373,000) for the nine months ended March 31, 2012 as a result of impairment of mineral rights compared to a provision for tax of CDN$105,000 for the nine months ended March 31, 2011.

The loss before equity in losses of unconsolidated entities for the nine months ended March 31, 2012 was CDN$29,839,000 compared to CDN$4,406,000 for the nine months ended March 31, 2011.

The net loss was CDN$29,938,000 for the nine months ended March 31, 2012 compared to CDN$4,406,000 for the nine months ended March 31, 2011.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$10,191,000 for the nine months ended March 31, 2012 compared to CDN$1,004,000 for the nine months ended March 31, 2011. At March 31, 2011, the Company’s interest in Acadian was 71.50% and at March 31, 2012, its interest was 52.06%. During the nine months ended March 31, 2012, the Company purchased a further 259,500 shares in Acadian through on-market purchase in the TSX at a cost of CDN$79,985, which resulted in a decrease in non-controlling interest of CDN$248,000. Further, the impairment of mineral rights referred to above results in a share of the loss of non-controlling interest of Acadian. On January 31, 2012, the Company entered into a share purchase agreement with an arms-length third party to sell 10,783,145 shares in Acadian at a price of CDN$0.15 for proceeds of CDN$1,617,472 which resulted in a increase in non-controlling interest of CDN$3,252,000.

The net loss attributable to Golden River Resources stockholders amounted to CDN$19,747,000 for the nine months ended March 31, 2012 compared to CDN$3,402,000 for the nine months ended March 31, 2011.

Liquidity and Capital Resources

For the nine months ended March 31, 2012, net cash used by operating activities was CDN$3,269,000 primarily consisting of the net loss of CDN$29,938,000; the impairment of mineral rights of CDN$33,221,000 and a corresponding benefit for the adjustment to deferred tax of CDN$6,373,000; a decrease in accounts payable and accrued expenses of CDN$470,000; net cash provided by investing activities of CDN$1,648,000 being the net cost of the additional investment in Acadian of CDN$80,000; proceeds for the sale of land of CDN$221,000; CDN$1,617,000 being the proceeds from the sale of the 10,783,145 shares of Acadian; purchase of plant and equipment of CDN$110,000; and net cash used in  financing  activities of  CDN$1,051,000 consisting of borrowings and repayments to affiliates.

As of March 31, 2012, the Company had short-term obligations of CDN$341,000 comprising accounts payable and accrued expenses.

We have CDN$1,073,000 in cash at March 31, 2012.

Since fiscal 2004, we have undertaken field exploration programs on our Committee Bay and Slave properties. In relation to the Committee Bay properties, this was more than the minimum required expenditure and as a result, we have not had a legal obligation to undertake further exploration on these properties. The Company has decided to relinquish the Committee Bay and Slave mineral claims in Canada as it believes that the cost of holding and exploring the claims is excessive given the Company’s financial position.  Further, Acadian has an obligation to spend amounts on its mineral properties in order to maintain the leases and is required to spend CDN$179,000 and issue 29,118 Acadian shares on gold exploration properties during fiscal 2012. Our budget for general and administration costs for fiscal 2012 is CDN$500,000 and Acadian’s budget for the general and administration costs for fiscal 2012 is CDN$1,530,000. We are currently investigating capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

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

The Company reports in CDN$ and holds cash in Australian dollars. At March 31, 2012, this amounted to CDN$900,000. A change in the exchange rate between the A$ and the CDN$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the CDN$ exchange rate will have a CDN$9,000 effect on the consolidated balance sheet and statement of comprehensive loss.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosure.

Not Applicable

Item 5.	Other Information.

See Item 2 above.

Item 6.	Exhibits.

(a)	Exhibit No.	Description
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002
101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the nine months ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: May 14, 2012

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
101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the nine months ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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