Form 10-K
period 2012-06-30
GOLDEN RIVER RESOURCES CORP.
filed 2012-10-15
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2012
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for any such shorter period that the registrant was required to submit and post such file).

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$75,592 as at December 31, 2011.

There were 56,807,383 outstanding shares of Common Stock as of September 28, 2012.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

■	the risks of mineral exploration stage projects,
■	political risks in foreign countries,
■	risks associated with environmental and other regulatory matters,
■	exploration risks and competitors,
■	the volatility of gold and other mineral prices,
■	availability of financing,
■	movements in foreign exchange rates,
■	increased competition, governmental regulation,
■	performance of information systems,
■	ability of the Company to hire, train and retain qualified employees,
■	the availability of sufficient, transportation, power and water resources, and
■	our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

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

Item 1                Business

General

Our name is Golden River Resources Corporation and we sometimes refer to ourselves in this Annual Report as “Golden River Resources”, the “Company” or as “we,” “our,” or “us.” We changed our name from Bay Resources Ltd to Golden River Resources in March 2006. We are an exploration stage mining company.  Our objective is to exploit our interest in the mineral claims in Nova Scotia, Canada.  Our principal exploration target is for gold and we are seeking to determine whether adequate gold reserves are present on the property covered by our claims to develop an operating mine.  We hold the interests in Nova Scotia through our subsidiary, Acadian Mining Corporation, a Canadian corporation (“Acadian”), in which we held a 52.06% interest at June 30, 2012 (as of the date of this Report): We sometimes refer to our claims collectively in this Annual Report as either the “Fifteen Mile Stream”, “Beaver Dam”, “Tangier”, “Goldenville” and “Forest Hill” which are all properties owned by Acadian. Our claims are registered in the Mining Recorders Office in the relevant Districts of Canada and give us the right to explore and mine minerals from the property covered by the claims.

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

Currency

The Company’s functional and reporting currency is the Canadian dollar.  References to dollars are to Canadian dollars (CDN$) unless otherwise indicated as being Australian dollars (A$) or United States dollars (US$). For the convenience of the reader, the Canadian Dollar figures for the year ended June 30, 2012 have been translated into United States Dollars (US$) using the rate of exchange at June 30, 2012 of CDN$1.00=US$0.9757

History of the Company

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

In May 2002, we incorporated a new wholly owned subsidiary, Golden Bull Resources  Corporation (“Golden Bull”) (formerly 4075251 Canada Inc.), a corporation incorporated under the laws of Canada. Golden Bull is the vehicle that was used by the Company to undertake exploration activities for gold on the Committee Bay Properties in Canada. In fiscal 2012, we relinquished the Committee Bay properties.

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

On March 17, 2009, the Company announced that it had reached agreement with Acadian (TSX: ADA) to subscribe in a private placement transaction for up to 338,111,334 common shares ("Offering") in Acadian for aggregate gross investment of up to CDN$10 million. The Offering was contemplated to close in two or more tranches. Following closing of all tranches, Golden River held 68.45% of Acadian.

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

During the fiscal year ended June 30, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. Subsequent to June 30, 2010, NCRC purchased an additional US$1.4 million in the Company’s shares at the same purchase price The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes.  The Company’s Chairman, Chief Executive Officer and President, Mr. Joseph Gutnick, is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 36.52% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr. Gutnick is the Chairman and Chief Executive Officer, owns 31.46% of NCRC.  NCRC currently holds approximately 96.62% of the outstanding common stock of the Company.

Effective May 10, 2010, the Company closed a transaction to purchase mineral properties in the Slave Craton of Northern Canada in accordance with terms originally agreed to in June 2008. Since 2002, the Company has held the rights to undertake gold and base metal exploration on the Slave Craton Properties held by Tahera Diamond Corporation (“Tahera”) in Northern Canada, subject to entering into a separate access agreement each time Golden River Resources wished to undertake exploration. Under the transaction closed with Tahera, the Company has purchased these properties for a consideration of CDN$86,000 and the issue to Tahera of 300,000 shares of common stock in the Company. Tahera has retained rights to all diamond mineralization within the properties. As a result of the transaction, Golden River Resources had unfettered access to these properties.  In fiscal 2012, the Company relinquished the Slave Craton and Committee Bay mineral claims in Canada as it believed that the cost of holding and exploring the claims was excessive given the Company’s limited financial resources.

Effective May 31, 2010, Acadian sold its lead and zinc interests, including the Scotia Mine, for CDN$10 million.

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

On September 28, 2012 the Company filed a Form 45-102F1 Resale of Securities in Canada for the proposed sale of 10,783,145 shares in Acadian, which would decrease the Company’s holdings in Acadian to approximately 32%.  The common shares will be sold in a private transaction or transactions at a price not less than CDN$0.13 per common share.

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

We hold interests in Nova Scotia via our investment in Acadian.  We are in the initial stages of exploration programs and have not yet identified any ore reserves.

Please note that the Glossary in Appendix A to the Annual Report contains definitions for the geological and other specialized terms used in this section.

Acadian Mining Corporation

We made our initial investment in Acadian in March 2009 and at June 30, 2012, we owned 52.06% of the issued and outstanding common shares of Acadian.  See “History of the Company.”. We are in the process of reducing our holding in Acadian to 32%.

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

Acadian – Gold Assets

Acadian is a Nova Scotia-based corporation continued under the Canada Business Corporations Act.  The Company is engaged in the acquisition, exploration and development of gold properties and barite properties in the Province of Nova Scotia.  Its current focus is to explore and develop its large portfolio of gold properties in Nova Scotia totaling approximately 43,000 hectares. Five of these properties have National Instrument 43-101 compliant gold resources, two of which (Beaver Dam and Fifteen Mile Stream) are being explored/developed as potential bulk tonnage-open pit deposits.

The Company has 2 material properties namely (i) Beaver Dam gold property, located in Halifax County, Nova Scotia; and (ii) Fifteen Mile Stream gold property, located in Halifax County, Nova Scotia.

It also has a number of other properties which are considered non-core assets including

(i)	Tangier gold property, located in Halifax County, Nova Scotia;

(ii)	Forest Hill gold property, located in Guysborough County, Nova Scotia;

(iii)	Goldenville gold property, located in Guysborough County, Nova Scotia.

(iv)	Golden seal gold property, Nova Scotia; and

(v)	Dufferin gold property, Nova Scotia

In August 2012, Acadian sold its Dufferin property and in September 2012, it sold its Tangier and Forest Hill properties.

Each of the material properties is described below

Beaver Dam

Introduction

The Beaver Dam property is one of the primary gold properties of the Company.  The Beaver Dam property consists of 36 contiguous mineral exploration claims held 100% by Annapolis, the Company’s wholly owned subsidiary, under exploration licence 05920 and covers approximately 583 hectares of surface area in Halifax County, Nova Scotia, approximately 135 km east of the provincial capital city of Halifax.

Mercator Geological Services Limited ("Mercator") was retained by the Company in 2004 to manage and supervise exploration activity on the property and since that time has completed three mineralized material estimates.  The most recent one, the Beaver Dam Technical Report, was completed on July 16, 2007. Since late 2007 Acadian has supervised and conducted exploration on the Beaver Dam property, including the drilling of 14 diamond drill holes in 2009

The Beaver Dam property has been the focus of extensive past exploration, including surface diamond drill holes completed on the property since 1977, and underground development and bulk sampling completed in the late 1980s.  Underground development commenced in August of 1986 and continued until January 1988.  Seven levels at the 1100, 1080, 1075, 1065, 1050, 1040 and 1025 elevations were worked.  Eighteen crosscuts of various lengths were driven to intersect mineralized stratigraphy and sixteen drifts were developed along mineralized zones.  Several ventilation raises were also completed, one of which was on a mineralized zone at the 1040 level.  By the time mining ceased in 1989, 135,000 tonnes were mined in underground development from a total of 3,787 metres of advancement taken to a vertical depth of 105 metres.  A total of 41,119 tonnes of material was milled at an average reconciled gold grade of 1.85 g/T.

Mercator was retained in 2005 to complete an updated mineralized material estimate on the Beaver Dam property with an effective date December 20, 2005.  The December 20, 2005 report was based on the results of the detailed compilation of historic diamond drilling completed in 2004, and the results of the first 18 diamond drill holes completed by the Company.  The 2004 and 2005 materialized material estimates were calculated by the polygonal method with a minimum gold grade threshold of 0.30 g/T over 3 meters for composite values to 200 metre below surface and 1.00 g/T over 3 metres for composite values beneath the 200 metre elevation below surface, with an assigned high grade block grade cutting factor of 12.75 g/T.

The most current technical report, the Beaver Dam Technical Report with an effective date of July 16, 2007, discloses an updated mineralized material estimate for the Beaver Dam deposit based on all compiled historical data and exploration and metallurgical results completed by the Company during the 2005 and 2006 drill programs.  This includes 238 historic and underground drill holes and 133 diamond drill holes drilled by the Company.  The results for 6 NQ diamond drill holes  drilled in 2007, 14 NQ diamond drill holes drilled in 2009 and metallurgical results for 3 PQ diamond drill holes from the 2006 drill program were not included in this mineralized material estimate.  A three dimensional block model was developed for the deposit using Gemcom Surpac 6.0 modeling software.  Mineralized materials were estimated by inverse distance cubed methodology with a minimum block grade threshold of 0.30 g/T and high grade capping of composites at 14 g/T or 25 g/T depending on the spatial domain.

Property Description and Location

The Beaver Dam gold property is 100% owned by the Company and comprises 36 contiguous mineral exploration claims held by Annapolis Properties under exploration Licence 05920.  The property covers approximately 583 hectares of surface area in Halifax County, Nova Scotia, approximately 135 km east of the provincial capital city of Halifax.

Tabulation of Acadian Exploration Licences at Beaver Dam
Current Licence No.	NTS Sheet	Tract	Claims	No. of Claims	Renewal Date
05920	11 E 2 A 11 E 2 A 11 E 2 A 11 E 2 A	59 60 61 62	JKLM NOPQ EFGHJKLMNOPQ ABCDEFGH ABCDEFGH	8 12 8 8	March 22, 2013
TOTAL				36
All issued mineral exploration licences are in good standing.

The 36 claims of Licence 05920 form the specific focus of this report as most of the previous exploration and mining activities and all current diamond drilling were carried out within this claim block.  This licence number was reissued by the Nova Scotia Department of Natural Resources in 2005 and was regrouped from three pre-existing Licences: 00047, 04790 and 04516 in 2003.

Previous Licence 00047 was acquired from Westminer and subject to a pre-existing sliding scale royalty, payable to Acadia Mineral Ventures Limited ("AMV"), an unrelated company.  The variable return net smelter royalty (NSR) payable to AMV is dependent on average mined ore grade ranging from 0.6% (at 4.7 g/T or less) to a maximum of 3.0% (at 10.9 g/T or more).  $300,000 is available as credit against future royalties at a maximum of 50% per royalty payment, payable twice a year.

Previous Licence 04516 was purchased from Henry Schenkels and is subject to a sliding scale net smelter royalty.  A 0.5% royalty is payable if the price of gold is more than $265.01 US per ounce, to a maximum of 2% when the price goes above $320 US per ounce.  Additional royalties exist for silver, copper, lead and zinc credits.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Beaver Dam Project is located in east central Nova Scotia on NTS 11E/02.  Access from Halifax is by Highway 7 along the eastern shore for 120 kilometres to Sheet Harbour, and then northwest on Highway 224 between Sheet Harbour and Middle Musquodoboit for a distance of 18 kilometres.  A gravel logging road runs northeast to Cameron Flowage, leading to the Beaver Dam Project, a distance of 7 kilometres from Highway 224.  The town of Sheet Harbour is the nearest supply centre.

There is little evidence of the former mining activity at the site.  The site was completely rehabilitated by Westminer upon closure of the mine in 1989.  The portal and open cut were filled with waste rock, and backfilled with soil and contoured.  Ore and waste storage pads were covered with soil, contoured and seeded.  A water control structure still remains on the property and water outflow has been dammed by beavers.  All non-bedrock waste material was removed from the site.  A power line and an onsite generator utilized during the Seabright operations have been removed from the site so no utilities are currently available.

The Beaver Dam Project is in an area of low topographic relief, with most of the area being at 140 metres elevation with scattered drumlins reaching 160 metres in elevation.  Drainage is to the southeast along a number of poorly drained streams and shallow lakes.  There are a number of boggy areas within the property.  Vegetation consists of spruce, fir and some hardwood.  Logging has been widely carried-out, more recently including clear-cutting in the immediate area of the deposit.

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

Beaver Dam Mineralized Material Estimate 0.30 g/t Cutoff (Cut)

	Class	Tonnes*	Gold g/T
Main Zone Central	IF	6,870,000	1.74
Main Zone Envelope	IF	2,290,000	1.00
North Zone	IF	430,000	1.01
Mill Shaft Zone	IF	800,000	1.24
Total Inferred	IF	10,400,000	1.51
Main Zone Central	M + ID	9,080,000	1.53
Total M+ID	M + ID	9,080,000	1.53

Beaver Dam Mineralized Material Estimate 0.30 g/t Cutoff (Uncut)

	Class	Tonnes*	Gold g/T
Main Zone Central	IF	6,810,000	2.51
Main Zone Envelope	IF	2,310,000	1.31
North Zone	IF	430,000	1.34
Mill Shaft Zone	IF	820,000	2.06
Total Inferred	IF	10,370,000	2.16
Main Zone Central	M + ID	9,090,000	2.01
Total M+ID	M + ID	9,090,000	2.01

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

Tabulation of Acadian's Exploration Licenses at Fifteen Mile Stream

License No.	NTS Sheet	Tract	Claims	No. of Claims	Renewal Date
06134	11 E 02 D 11 E 02 C 11 E 02 C 11 E 02 C 11 E 02 C	1 23 24 12 13	JKLMNOPQ J ABCDEFGHJKLM LMNO CDEF	29	May 20, 2012
06135	11 E 02 D	2	PQ	2	July 25 2012
SL11/90	11 E 02 D	23	ABCDEFGH	8	December 11 2012
			Total	39

All licences are in good standing.

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

●	including the wide drill hole spacing

●	incomplete sampling through the interpreted zones

●	limited historical quality control procedures

●	a significant nugget effect, and

●	complex geology (multiple fold hinges and shears).

Summary of Mineralized Material Estimates
Cutoff (Au g/T)	Zone	Tonnes	Au g/T
0.00	Seigel	5,429,775	1.17
	Orient	1,109,875	0.82
	Total at 0.00 cutoff	6,539,650	1.11
0.50	Seigel	4,248,725	1.42
	Orient	648,700	1.20
	Total at 0.50 cutoff	4,897,425	1.39
0.70	Seigel	3,335,150	1.69
	Orient	461,500	1.45
	Total at 0.70 cutoff	3,796,650	1.66
0.80	Seigel	3,022,175	1.78
	Orient	418,925	1.52
	Total at 0.80 cutoff	3,441,100	1.75
1.00	Seigel	2,423,525	1.94
	Orient	341,250	1.67
	Total at 1.00 cutoff	2,764,775	1.91
Notes:
(1)	2 m downhole composites cut to 17 g/T Au in resource estimation
(2)	un-sampled (~25%) intervals in resource allocated at zero grade
(3)	screen metallics assays represent ~66% of samples used in mineralized material estimate
(4)	standard fire assays represent ~34% of samples used in mineralized material estimate
(5)	~75% of mineralized material ounces at 1 g/T Au cutoff are within 110 meters of surface

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

A first phase diamond drilling program which will total approximately 4,000 metres on the Egerton-McLean and Hudson areas commenced in late June, 2012. The diamond drilling program is designed to expand the Egerton-McLean deposit, which currently has an inferred mineralized material estimate of 3.8 million tonnes grading 1.66 g/t gold, and to build on favourable initial drill results in the Hudson area.

In January, 2012, Acadian announced final assay results from the diamond drilling program completed at its Fifteen Mile Stream gold project in Nova Scotia, Canada. The Fifteen Mile Stream drill program included 29 holes for a total of 3,732 metres. The first 20 drill holes targeted the Main Zone; one hole was an exploration hole north-east of the Main Zone; and eight holes were drilled at the Hudson Zone, located approximately 700 metres to the west.

The drilling program was designed to identify additional mineralization in untested areas of the projected mineralized stratigraphy outside the boundaries of the existing resource. These objectives were realized, and it is anticipated that this drilling will result in a significant increase to the current resource estimate.

The results of the drilling program are currently being evaluated. Following this, an updated mineralized material estimate is planned for the Main Zone, and it is anticipated that an initial mineralized material estimate will also be completed for the Hudson Zone.

Proposed work in 2012 includes a comprehensive drilling program that would consist of several thousand metres of infill and step-out drilling in the Main and Hudson Zones.

Acadian controls an extensive land position west and east of the Fifteen Mile Stream project area, including its Beaver Dam gold project, located approximately18 kilometres to the west of the Fifteen Mile Stream project. This vast area will continue to be explored during future exploration campaigns. Conceptual plans include assessing the possibility of both projects (Fifteen Mile Stream and Beaver Dam) supplying feed for a common gold processing facility.

The Nova Scotia government has granted Acadian interests in claims as listed in the sections under Acadian – Gold Interests where details are included in respect to each project. To keep the existing claims in good standing, Acadian is required to spend CDN$244,800 and issue 29,111 Acadian shares during fiscal 2013.

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

Acadian has five Directors. The Board of Acadian is currently represented by one person acting on behalf of the Company, four Directors independent of Golden River and the Chief Executive Officer. Acadian also have its own exploration, financial and administrative employees, which total 4 in number.

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

We Will Need Additional Financing To Determine If There Is Gold Or Other Commercial Minerals And To Maintain The Mineral Claims.

Our success will depend on our ability to raise additional capital. Acadian has an obligation to spend amounts on its mineral properties in order to maintain the leases and is required to spend CDN$244,800 and issue 29,111 Acadian shares on gold exploration properties during fiscal 2013. However, at this time, we have not found a commercially viable gold deposit and further exploration is required.  There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make these investments. If funds are not available in the amounts required to maintain an interest, we will be unable to proceed further on the Acadian Properties and our operations would be severely limited, and we would be unable to reach our objective. This could cause the loss of all or part of your investment.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2012 and 2011 and for the years ended June 30, 2012 and 2011 and for the period July 1, 2002 (inception of exploration stage) through June 30, 2012 includes an explanatory paragraph questioning our ability to continue as a going concern.  This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of CDN$53,087,000 (US$51,797,000) which could raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time.  There are presently 55,929,096 outstanding shares of our common stock held by stockholders which are deemed “restricted securities” as defined by Rule 144 under the Securities Act.  Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144.  In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports.  A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144.  In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

In addition, we have an office in North America at Suite 1801, 1 Yonge Street, Toronto ON Canada.  The office receives mail, couriers and facsimiles on our behalf and forwards any documents received to us.  The lease is for six months and can be renewed on a month to month basis.  We pay a fee of CDN$30 per month.  This is a temporary arrangement whilst we determine whether to open a permanent office. Acadian occupies office facilities at Dartmouth, a suburb of Halifax in Nova Scotia, Canada at a cost of CDN$128,124 per annum.

Item 3                         Legal Proceedings

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 4                         Mine Safety Disclosures

Not Applicable

PART II

Item 5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded in the over-the-counter market and quoted on the OTCBB under the symbol “GORV”.  The trading for the common stock has been sporadic and the market for the common stock cannot be classified as an established trading market.

The following table sets out the high and low bid information for the common stock as reported by the OTCBB for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2010
First Quarter	0.27	0.10
Second Quarter	0.25	0.145
Third Quarter	0.15	0.01
Fourth Quarter	0.07	0.00

2011
First Quarter	0.75	0.15
Second Quarter	0.50	0.25
Third Quarter	0.35	0.25
Fourth Quarter	0.27	0.08

2012
First Quarter	0.25	0.07
Second Quarter	0.07	0.07
Third Quarter	0.07	0.04

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of September 28, 2012, there were 56,807,408 shares of common stock issued and outstanding.

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

Shareholders

As of September 28, 2012, the Company had approximately 92 shareholders of record.

Dividend Policy

It is the present policy of the Board of Directors to retain earnings, when earned, for use in our business.  We have not declared any cash dividends to the holders of its Common Stock and do not intend to declare such dividends in the foreseeable future.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer and Trust Company.

Item 6	Selected Financial Data

Our selected consolidated financial data presented below for each of the years in the two-year period ended June 30, 2012, and the balance sheet data at June 30, 2012 and 2011 have been derived from consolidated financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies, LLP (PKF O’Connor Davies), New York, NY. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended June 30, 2012, and Notes thereto, which are included elsewhere in this Annual Report.

(Consolidated Statement of Comprehensive Loss Data)
(in thousands, except per share data)

	Year ended June 30		2012
	2011 CDN$000s	2012 CDN$000s	Conv. Transl US$000s

Revenues	-	-	-

Costs and expenses	5,508	3,738	3,647

Loss from operations	(5,508)	(3,738)	(3,647)

Other income	6	-	-
Impairment of mineral rights	-	(35,583)	(34,718)
Other non-operational gains and costs	835	(85)	(83)
Provision/(benefit) for deferred income taxes	(3,749)	6,373	6,218

Net gain from sale of subsidiary	641	-	-

Net loss	(7,775)	(33,033)	(32,230)

Net profit attributable to non-controlling interests	846	11,619	11,337

Net loss attributable to Golden River Resources shareholders	(6,929)	(21,414)	(20,894)

	CDN$	CDN$	US$

Basic and diluted net loss per common equivalent shares
Net loss per share	(0.17)	(0.38)	(0.37)

Weighted average number of shares outstanding (000s)	40,488	56,807	56,807

Balance Sheet Data
	CDN$000s	CDN$000s	US$000s
Total assets	44,836	5,806	5,665
Total liabilities	(8,139)	(546)	(533)

Total equity	36,697	5,260	5,132

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.  This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements.

We are an exploration stage mining company.  Our objective is to exploit our interest in the mineral claims in Nova Scotia Canada.  Our principal exploration target is for gold and we are seeking to determine whether adequate gold reserves are present on the property covered by our claims to develop an operating mine.  We are in the initial stages of our exploration program and we have not yet identified any ore reserves.  We have not generated any revenues from operations.

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

Foreign Currency Translation

The Company’s consolidated financial statements are reported in Canadian dollars. The transactions in other currencies are translated to Canadian dollars at the average exchange rate prevailing during the period. Assets and liabilities are translated into Canadian dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian and US dollar compared with the Canadian dollar during the periods indicated.

Year ended

June 30

2011	CDN$1.00	=	A$0.9661
	CDN$1.00	=	US$1.02379
2012	CDN$1.00	=	A$0.9603
	CDN$1.00	=	US$0.9757

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of costs and expenses are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of costs between fiscal 2011 and 2012 is not necessarily a true comparison.

Results of Operations

Year ended June 30, 2012 versus Year ended June 30, 2011

As a result of (i) the progressive acquisition of shares in Acadian between 2009 and 2011, (ii) the sale of 19.9% interest in Acadian in February 2012 and (iii) the sale by Acadian of all of the shares in ScoZinc Limited on May 31, 2011, there is a lack of comparability between the Company’s results for the fiscal year ended June 30, 2012 as compared to the fiscal year ended June 30, 2011.

Total costs and expenses have decreased from CDN$5,508,000 for the year ended June 30, 2011 to CDN$3,738,000 (US$3,647,000) for the year ended June 30, 2012.  The decrease was a net result of:

a)
A decrease in exploration expenditure written off from CDN$2,175,000 in fiscal 2011 to CDN$1,877,000 (US$1,831,000) in fiscal 2012. For Golden River Resources, the costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken during fiscal 2011 or 2012 by the Company. The Company has relinquished the Committee Bay and Slave mineral claims in Canada as it believes that the cost of holding and exploring the claims is excessive given the Company’s financial position. Included within exploration expenditure for fiscal 2012 is CDN$1,653,000 (US$1,612,000) (2011: CDN$1,865,000) for work undertaken by Acadian for field exploration activities on its gold properties. During fiscal 2012, Acadian conducting a drilling program on the Fifteen Mile project. Included within exploration expenditure expense for fiscal 2011 is CDN$1,347,000 for certain maintenance work undertaken by Acadian on its Scotia mine which was on care and maintenance until its sale on May 31, 2011. There is no comparable amount for fiscal 2012.

b)
Legal, accounting and professional costs of CDN$667,000 in fiscal 2011 compared to CDN$344,000 (US$336,000) in fiscal 2012. During fiscal 2012, we incurred legal expenses of CDN$27,000 (US$26,000) for general legal work; audit fees of CDN$107,000 (US$104,000) for professional services in relation to financial statements, the quarterly reports on Form 10-Q and annual report on Form 10-K; taxation compliance costs of CDN$28,000 (US$27,000); CDN$10,000 (US$10,000) from our stock transfer agent for management of the share register; and CDN$176,000 (US$172,000) relating to Acadian which includes expenses relating to general legal work, secretarial services, financing reporting reviews and taxation services. During fiscal 2011, we incurred legal expenses of CDN$99,000 for general legal work; audit fees of CDN$203,000 for professional services in relation to financial statements, the quarterly reports on Form 10-Q and annual report on Form 10-K; taxation compliance costs of CDN$69,000; CDN$13,000 from our stock transfer agent for management of the share register; and CDN$283,000 relating to Acadian which includes expenses relating to legal work, secretarial services and financing reporting reviews and taxation reviews.

c)
A decrease in administrative costs from CDN$2,134,000 in fiscal 2011 to CDN$1,309,000 (US$1,277,000) in fiscal 2012. During fiscal 2012, AXIS charged us CDN$243,000 (US$237,000) for management and service fees, Director’s fees and salaries incurred on behalf of the Company including fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; we incurred CDN$27,000 (US$26,000) for lodgement of Company filings with the SEC; CDN$34,000 (US$33,000) for Delaware franchise tax; CDN$19,000 (US$19,000) for  general head office costs including communications, postage and freight and CDN$1,280,000 (US$1,249,000) for Acadian which includes CDN$678,000 (US$662,000) for salaries; CDN$111,000 (US$108,000) for office rent; CDN$102,000 (US$100,000) in office costs; CDN$177,000 (US$172,000) for travel; CDN$75,000 (US$73,000) in insurance premiums; CDN$70,000 (US$69,000) for lodgement of Company filings with Canadian authorities; and CDN$67,000 (US$65,000) for external consultants and information. The Company reversed CDN$294,000 (US$287,000) on confirmation from the IRS of the penalties for late filing of prior year tax returns. During fiscal 2011, AXIS charged us CDN$113,000 for management and service fees, Director’s fees and salaries incurred on behalf of the Company including fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; we incurred CDN$16,000 for lodgement of Company filings with the SEC; CDN$8,000 travel and accommodation; CDN$6,000  for Delaware franchise tax and CDN$1,991,000 for Acadian which includes CDN$1,155,000  for salaries; CDN$32,000 for office rent; CDN$246,000 in office costs; CDN$116,000 for travel; CDN$133,000 in insurance premiums; CDN$65,000 for lodgement of Company filings with Canadian authorities; and CDN$244,000 for external consultants and information.

d)
 A decrease in stock based compensation from CDN$162,000 for fiscal 2011 to CDN$58,000 (US$57,000) for fiscal 2012 as a result of the options issued to Directors and executives by Acadian which are being progressively expensed over the vesting period (see note 8 concerning Acadian’s options).

e)
A decrease in depreciation and amortization expense from CDN$431,000 in fiscal 2011 to CDN$145,000 (US$141,000) in fiscal 2012. The depreciation and amortization expenses for fiscal 2012 relates to the activities of Acadian which is amortizing equipment. For fiscal 2011 depreciation and amortization for Acadian included amortization for the ScoZinc mine and mill and equipment which was sold in May 2011.

f)
A decrease in interest expense (income) from CDN$(61,000) in fiscal 2011 to CDN$5,000 (US$5,000) in fiscal 2012. The interest (income) for fiscal 2011, relates to an accrual for interest payable by Acadian on a third party liability which was subsequently reversed following confirmation of the amount owing by the third party. During May 2011 the debt was settled and satisfied.

As a result of the foregoing, the loss from operations decreased from CDN$5,508,000 for the year ended June 30, 2011 to CDN$3,738,000 (US$3,647,000) for the year ended June 30, 2012.

The Company recorded a foreign currency exchange loss of CDN$85,000 (US$83,000) for the year ended June 30, 2012 compared to a foreign currency exchange loss of CDN$242,000 for the year ended June 30, 2011 primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

During the 2012 fiscal year, the Company made an assessment of the carrying value of the mineral rights of Acadian and concluded that it did not expect to be able to realize the carrying value. This assessment took into account various factors including the exploration results from Acadian’s exploration programs since the Company’s initial acquisition of shares in Acadian, and the market capitalization of Acadian. As a result, the Company impaired the carrying value of the mineral rights and has recorded an impairment of mineral rights charge of CDN$35,583,000 (US$34,718,000) in the Company’s consolidated statement of comprehensive loss. There was no comparable transaction in fiscal 2011.

The Company recorded a profit on disposal of plant and equipment of CDN$48,000 for the year ended June 30, 2011 for which there was no comparable amount for the year ended June 30, 2012. Acadian disposed of surplus equipment.

The Company has recorded a write-off of plant and equipment of CDN$170,000 for the year ended June 30, 2011 for which there was no comparable amount for the year ended June 30, 2012. Acadian wrote down the carrying value of plant and equipment after a physical review.

Acadian settled a debt to an equipment supplier during the year ended June 30, 2011. The debt had arisen several years ago when ScoZinc Limited (a subsidiary of Acadian) was placed in “CCAA” and the equipment supplier called a guarantee provided by Acadian. Acadian negotiated a settlement of the guarantee on deferred payment terms. The final payment was made in April 2011 and a gain of CDN$1,199,000 arose at that time being the difference between the amount of the guarantee and the amount of the final settlement. There was no comparable transaction in fiscal 2012.

Acadian signed a letter agreement with Selwyn Resources Ltd (Selwyn) whereby Selwyn would acquire the zinc and lead assets of the Company.  On May 31, 2011, Acadian closed the transaction and sold 100% of the shares of ScoZinc Limited, a wholly owned subsidiary, for cash consideration of CDN$10 million, less legal costs of CDN$197,251. Net proceeds were CDN$9,802,749. The following table presents summarized financial information of the net assets sold:

Assets	CDN$
Current assets	$120,796
Cash held for remediation	2,812,500
Property, Plant and Equipment	4,954,355
Mineral rights	4,026,855
Total assets sold	$11,914,506

Liabilities
Accounts payable and accrued liabilities	$152,623
Accrued site remediation	2,600,000
Total liabilities related to assets sold	$2,752,623
Net book value of assets sold	$9,161,883

For fiscal 2011, the Company recorded a gain from the sale of ScoZinc, net of closing costs, of CDN$641,000.

The Company recorded a decrease in interest income from CDN$6,000 for the year ended June 30, 2011 for which there was no comparable amount for the year ended June 30, 2012.

The loss before income taxes and equity in (losses) of unconsolidated entities for the year ended June 30, 2012 was CDN$39,406,000 (US$38,448,000) compared to CDN$4,026,000 for the year ended June 30, 2011.

The Company has recorded a deferred tax benefit of CDN$(6,373,000) for the year ended June 30, 2012 as a result of impairment of mineral rights compared to a provision for tax of CDN$3,749,000 for the year ended June 30, 2011, as a result of the acquisition of majority interest in Acadian in July 2009 and sale by Acadian of 100% of the shares of ScoZinc Limited, a wholly owned subsidiary on May 2011.

The net loss was CDN$33,033,000 (US$32,230,000) for the year ended June 30, 2012 compared CDN$7,775,000 for the year ended June 30, 2011.

The share of the net loss attributable to the non-controlling interests of Acadian amounted to CDN$11,619,000 (US$11,337,000) for the year ended June 30, 2012 compared to the share of net loss of CDN$846,000 for the year ended June 30, 2011.  At June 30, 2011, the Company’s interest in Acadian was 71.96% and at June 30, 2012, its interest was 52.06%. During the year ended June 30, 2012, the Company purchased a further 259,500 shares in Acadian through on-market purchase in the TSX at a cost of CDN$79,985, which resulted in a decrease in non-controlling interest of CDN$248,000. Further, the impairment of mineral rights referred to above results in a share of the loss of non-controlling interest of Acadian. On January 31, 2012, the Company entered into a share purchase agreement with an arms-length third party to sell 10,783,145 shares (19.9%) in Acadian at a price of CDN$0.15 for proceeds of CDN$1,617,472 which resulted in a increase in non-controlling interest of CDN$3,252,000.

The net loss attributable to Golden River Resources stockholders amounted to CDN$21,414,000 (US$20,893,000) for the year ended June 30, 2012 compared to a net loss of CDN$6,929,000 for the year ended June 30, 2011.

Liquidity and Capital Resources

During the fiscal year 2012, net cash used in operating activities was CDN$3,994,000 (US$3,896,000), comprising of the net loss of CDN$33,033,000 (US$32,230,000) adjusted for (i) the impairment of mineral rights of CN$35,583,000 (US$34,718,000) and a corresponding adjustment to provision for deferred income tax of CDN$6,373,000 (US$6,218,000); and (ii) decrease in accounts payable and accrued expenses of CDN$417,000 (US$405,000). During fiscal 2012, net cash from investing activities was CDN$1,647,000 (US$1,607,000) consisting of CDN$1,618,000 (US$1,579,000), proceeds from the sale of 10,785,145 shares in Acadian, CDN$80,000 (US$78,000) representing the cost of the additional investment in Acadian, CDN$222,000 (US$216,000) proceeds for the sale of land disposal and CDN$113,000 (US$110,000) for the purchase of plant and equipment. During fiscal 2012, net cash used in financing activities was CDN$1,313,000 (US$1,282,000) consisting of borrowings, repayments and advances to affiliates of net CDN$533,000 (US$521,000); repayment to affiliate of note payable  of CDN$900,000 (US$870,000) and proceeds from issuance of convertible debenture of CDN$120,000 (US$117,000).

As at June 30, 2012, the Company had short-term obligations of CDN$546,000 (US$533,000) comprising accounts payable and accrued expenses of CDN$425,000 (US$415,000) and convertible debt payable of CDN$121,000 (US$118,000).

We have CDN$75,000 (US$73,000) in cash at June 30, 2012.

Acadian has an obligation to spend amounts on its mineral properties in order to maintain the leases and is required to spend CDN$244,800 and issue 29,111 Acadian shares on gold exploration properties during fiscal 2013. Our budget for general and administration costs for fiscal 2013 is CDN$500,000 and Acadian’s budget for the general and administration costs for fiscal 2013 is CDN$1,400,000.

Since June 30, 2012, Acadian has entered into agreements for the sale non-core gold properties raising CDN$550,000.

On September 28, 2012 the Company filed a Form 45-102F1 (Resale of Securities) in Canada for the proposed sale of 10,783,145 shares in Acadian, which would decrease the Company’s holdings in Acadian to approximately 32%.  The common shares will be sold in a private transaction or transactions at a price not less than CDN$0.13 per common share.

The Company has his historically funded its activities from funds provided by capital raising through the insurance of its shares and advances from affiliated entities.  We are currently investigating further capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

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

Item 7A.                     Quantitative and Qualitative Disclosures about Market Risk

The Company reports in CDN$ and holds cash in Australian dollars. At June 30, 2012, this amounted to A$7,383. A change in the exchange rate between the A$ and the CDN$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the CDN$ exchange rate will have a CDN$74 effect on the consolidated balance sheet and statement of comprehensive loss.

Item 8.                        Financial Statements and Supplementary Data

    See F Pages

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended June 30, 2012.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting were effective as of June 30, 2012.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B                   Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Joseph Gutnick	60	Chairman of the Board, President, Chief Executive Officer and Director
David Tyrwhitt	74	Director
Peter Lee	55	Director, Secretary, Chief Financial Officer and Principal Accounting Officer
Mordechai Gutnick	35	Director
Grant Ewing	51	President and Chief Executive Officer of Acadian

Director Qualifications

The following paragraphs provide information as of the date of this report about each director as well as about each executive officer. The information presented includes information each director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years.  In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have demonstrated an ability to exercise sound judgment, as well as a commitment of service to Legend and our Board.  Finally, we value their significant experience in the mining industry and other public and board committees

Joseph Gutnick

Mr Gutnick is a leading mining industry entrepreneur and has been Chairman of the Board, President and Chief Executive Officer since March 1988. He is currently Executive Chairman, President and Chief Executive Officer of a number of publicly traded companies in Australia and North America, including Legend International Holdings, Inc., Aurum, Inc. and Consolidated Gems, Inc. (formerly known as Electrum International Inc.), U.S. corporations traded on the OTC market, Executive Chairman, President and Chief Executive Officer of Northern Capital Resources Corp and Great Central Resources Corp, US corporations and Executive Chairman, Managing Director and Chief Executive Officer of North Australian Diamonds Limited, Top End Uranium Ltd and Quantum Resources Limited, which are listed on the Australian Stock Exchange. Mr Gutnick has been responsible for overseeing the discovery of the Plutonic gold deposit and the discovery, development and operation of the world class Bronzewing and Jundee gold mines in Australia. He was awarded the Diggers award at the 1997 Diggers and Dealers Industry Awards and is a former Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

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

Peter Lee

Mr Lee has been Chief Financial Officer, Principal Accounting Officer and Secretary since August 1989 and was appointed a Director in February 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently a Director Chief Financial Officer and Company Secretary of Top End Uranium Ltd and Quantum Resources Limited, Chief Financial Officer and Company Secretary of North Australian Diamonds Limited, which are listed on the  Australian Stock Exchange and Chief Financial Officer and Secretary of Legend International Holdings, Inc. and Consolidated Gems, Inc., Secretary of Aurum, Inc., US corporations traded on the OTC market and Northern Capital Resources Corp and Great Central Resources Corp, US corporations and a Director of Acadian Mining Corporation, a corporation listed on Toronto Stock Exchange.

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

All Directors have been appointed for a one-year term which expires in November 2013.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of four members, of whom two have been, and continue to be, independent under applicable regulations. During fiscal 2012, our Board of Directors met three times.

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

Audit Committee

Dr David Tyrwhitt and Mr Mordechai Gutnick constitute our Audit Committee. It is the opinion of the Board of Directors that each of them is an independent director as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Mr Tyrwhitt would meet the director independence requirements of the Nasdaq Stock Market if we were listed on such Market, but that Mr Mordechai Gutnick would not meet such Nasdaq independence requirements in light of his family relationship with Mr Joseph Gutnick who is our Chief Executive Officer. Our Audit Committee does not include a "financial expert" as defined in Item 401 (e) of Regulation S-K. The Company only has two independent Directors and neither of these independent Directors has a finance background. The Chair of the Audit Committee met with the external auditors on four occasions during fiscal 2012 in respect to annual and quarterly reports prior to the reports being filed.

Remuneration Committee

The Board has a Remuneration Committee comprised of two independent directors. During fiscal 2012, the Remuneration Committee did not meet.

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
Golden River Resources Corporation
PO Box 6315 St. Kilda Road Central
Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2012 all such filing requirements were complied with in a timely manner by all Directors, executive officers and greater than 10% stockholders.

Item 11.                      Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer and the chief executive officer of Acadian for services rendered to us during the fiscal years ended June 30, 2012 and 2011.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)(2)(3)(4)(5)	2012 2011	CDN$52,782 CDN$20,476	- -	- -	- -	- -	- -	CDN$4,750 CDN$1,843	CDN$57,532 CDN$22,319
Grant Ewing, Director, President and CEO - Acadian	2012 2011	CDN$265,000 CDN$250,000	- CDN$125,000	- -	CDN$138,765 CDN$138,765	- -	- -	CDN$5,568 CDN$5,568 -	CDN$409,333 CDN$519,333 -

1.	The amounts listed were paid by us to AXIS, which provides the services of Mr J I Gutnick.
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

Outstanding Equity Awards at Fiscal Year-End

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Gutnick, Chairman of the Board, President and CEO	- -	- -	50,000 200,000	US$1.00 US$0.3084	10/15/14 10/19/16	- -	- -	- -	- -

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

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans.

Compensation to Directors

Name	Fees Earned or Paid in Cash (CDN$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (CDN$)
David Tyrwhitt	20,700	-	-	-	-	1,863	22,563
Mordechai Gutnick	20,700	-	-	-	-	1,863	22,563

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.  Commencing January 2005, non-management Directors are paid Directors fees of A$20,000 per annum, plus statutory superannuation of 9% in accordance with Australian law.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2012, information regarding options under our 2004 stock option plan, our only active plan.  The 2004 stock option plan has been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average Exercise price of outstanding options (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	485,000	US$4.22	5,195,759(1)

Equity compensation plans not approved by security holders	-	-	-

Total	485,000(1)	US$4.22	5,195,759(1)

(1)	The maximum number of shares available for issuance under the 2004 stock option plan is equal to 10% of the issued and outstanding shares (on a fully diluted basis) of common stock, at any time.

Principal Officers Contracts

The principal officers do not have any employment contracts.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of September 28, 2012.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner		Percentage of class (1)
Shares of common stock	Joseph and Stera Gutnick	56,179,096	(2)(3)(4) (5)(6)	98.46
Shares of common stock	Northern Capital Resources Corp	54,888,767	(4)	96.6
Shares of common stock	David Stuart Tyrwhitt	5,000	(2)(9)	**
Shares of common stock	Mordechai Zev Gutnick	75,000	(2)(8)	**
Shares of common stock	Peter James Lee	125,000	(2)(7)	**
	All officers and Directors as a group	56,384,096	(10)	98.46
*	Unless otherwise indicated, the address of each person is c/o Golden River Resources Corporation, Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia
**   less than 1%

Notes:

(1)	Based on 56,807,408 shares outstanding as of September 28, 2012.

(2)	Does not include 125 shares of Common Stock beneficially owned by us.

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

(4)
Includes 54,888,767 shares of Common Stock owned by Northern Capital Resources Corp (“NCRC”). Mr Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is associated own approximately 36.53% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr Gutnick is the Chairman and Chief Executive Officer, owns 31.46% of NCRC.

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. AXIS has not charged the 15% service fee to us during fiscal 2011 or 2012. Amounts invoiced by AXIS are required to be paid by us.  We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

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

During fiscal 2011 AXIS provided services in accordance with the service agreement of CDN$113,099 and AXIS advanced Golden River Resources CDN$1,738,821. During fiscal 2011, Golden River Resources repaid AXIS CDN$2,926,446. The amount owed to AXIS at June 30, 2011 was CDN$54,242 and is reflected in non-current liabilities – advances from affiliates. During fiscal 2011 no interest was charged by AXIS.

 During fiscal 2012, AXIS provided services in accordance with the service agreement of CDN$302,696 and AXIS advanced the Company CDN$229,400, Golden River Resources repaid the amount owing to AXIS of CDN$275,623, paid CDN$789,313 for charges and advances. The amount owed by AXIS at June 30, 2012 was CDN$478,598 and is reflected in non-current assets – receivables from affiliates. During fiscal 2012, no interest was charged AXIS.

 During the fiscal year ended June 30, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. During September 2009, pursuant to the subscription agreement, the Company (i) issued 5,056,671 shares of common stock at an issue price of US$1.00 per share raising CDN$5,056,071, (ii) on March 31, 2010, issued a further 4,903,680 shares of common stock at a purchase price of US$1.00 per share for aggregate proceeds of CDN$5,181,196, and (iii) on July 14, 2010, issued 1,427,580 shares of common stock to NCRC at an issue price of US$1.00 per share, raising CDN$1,475,261. Effective as at December 31, 2010, the Company issued a further 32,448,000 shares to NCRC at an issue price of US$0.05 per share, raising CDN$1,622,400. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 36.52% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr. Gutnick is the Chairman and Chief Executive Officer, owns 31.46% of NCRC. NCRC currently holds approximately 96.62% of the outstanding common stock of the Company. During fiscal 2011, NCRC advanced Golden River Resources CDN$860,845. During fiscal 2011, Golden River Resources repaid NCRC CDN$1,064,301. The amount owed to NCRC at June 30, 2011 and at June 30 2012 was CDN$nil, respectively.

During fiscal 2012 CDN$900,000 notes payable due to the former President and CEO of Acadian in relation to the acquisition of the 15 Mile Stream property were repaid in full. This payment was funded from the proceeds of the sale of ScoZinc by Acadian.

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

Item 14.                      Principal Accounting Fees and Services

The following table shows the fees incurred for fiscal 2012 and 2011.

	2012	2011
Audit fees	CDN$106,628	CDN$160,838
Audit related fees	-	-
Tax fees	15,374	45,709
Total	CDN$122,002	CDN$206,547

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

Tax fees relate to the preparation of the Company’s tax returns and various other tax planning and compliance related filings.

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

Dated: October 11, 2012

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer), and Director.	October 11, 2012

2.	/s/ David Tyrwhitt	Director.	October 11, 2012
David Tyrwhitt

3.	/s/ Peter Lee	Director, Secretary,
	Peter Lee	Chief Financial Officer and
Principal Financial and
		Accounting Officer.	October 11, 2012

4.	/s/ Mordechai Gutnick	Director	October 11, 2012
Mordechai Gutnick

EXHIBIT INDEX

Incorporated by		Exhibit
Reference to		No	Exhibit

(1)	Exhibit 3.1	3.1	Certificates of Incorporation of the Registrant
(1)	Exhibit 3.2	3.2	By-laws of the Registrant
(2)	Exhibit A	3.3	Amendment to Certificate of Incorporation dated July 17, 1999
(3)		3.4	Amendment to Certificate of Incorporation dated October 17, 2000
		3.5	Amendment to Certificate of Incorporation dated April 6, 2005
(6)	Exhibit 3.1	3.6	Amendment to Certificate of Incorporation dated March 10, 2007
	* *	3.7 3.8	Amendment to Certificate of Incorporation dated December 14, 2009 Amendment to Certificate of Incorporation dated as of September 3, 2010
(4)	Exhibit 10.5	10.1	Service Agreement dated November 25, 1988, by and between the Registrant and AWI Administration Services Pty Limited
(5)	Exhibit 10.6	10.2	Agreement with Tahera Corporation
(7)	Exhibit 99.4	10.3	Warrant to purchase 20 million shares of common stock
(8)	10.1	10.4	Subscription Agreement with Acadian Mining Corporation
(9)	99.1	10.5	Form of Subscription Agreement with Northern Capital Resources Corporation
(10)	99.2	10.6	Property Purchase and Sale Agreement with Tahera Corporation
(11)	99.1	10.7	Share Purchase Agreement dated as of May 25, 2011, with respect to the sale of the Registrant’s subsidiary, ScoZinc Limited.
(12)	99.1	10.8	Share Purchase Agreement dated as of February 6, 2011, by and among Igneous Capital Limited, the Company, et al.
	*	21	List of Subsidiaries as at June 30, 2012.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-K for year ended June, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

*	Filed herewith

Financial Statements for the years ended June 30, 2012 and 2011.

Golden River Resources Corporation and its Subsidiaries

Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2012 and Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2011.

(1)	Registrant’s Registration Statement on Form S-1 (File No. 33-14784).

(2)	Registrant’s Definitive Information Statement dated August 11, 1999.

(3)	Registrant’s Definitive Information Statement dated October 17, 2000.

(4)	Registrant’s Annual report on Form 10-K for the fiscal year ended June 27, 1989.

(5)	Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(6)	Registrant’s Quarterly Report on Form 10-OSB for the quarter ended March 31, 2007.

(7)	Registrant’s Current Report on Form 8-K filed on June 15, 2007.

(8)	Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

(9)	Registrant’s Current Report on Form 8-K filed on September 8, 2009

(10)	Registrant’s Current Report on Form 8-K filed on May 18, 2010

(11)	Registrant’s Current Report on Form 8-K filed on June 7, 2011

(12)	Registrant’s Current Report on Form 8-K filed on February 10, 2012

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

Consolidated Financial Statements

June 30, 2012 and 2011

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Golden River Resources Corporation

We have audited the accompanying consolidated balance sheets of Golden River Resources Corporation and Subsidiaries (An Exploration Stage Company) as of June 30, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2012 and 2011 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden River Resources Corporation and Subsidiaries at June 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended June 30, 2012 and 2011 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at June 30, 2012 the Company had not yet commenced revenue producing operations and had a retained deficit of CDN$53,087,000 (US$51,797,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

New York, NY	/s/ PKF O’Connor Davies
2012	A Division of O’Connor Davies, LLP

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2012 and 2011

	June 30, 2012	June 30, 2011	Convenience Translation 2012
	CDN$000’s	CDN$000’s	US$000’s
ASSETS

Current Assets
Cash	75	3,792	73
Receivables	102	152	100
Prepaid expenses and deposits	134	41	131

Total Current Assets	311	3,985	304

Non Current Assets
Cash held for site remediation	109	109	106
Property, plant and equipment	726	979	708
Receivables – affiliates	479	-	468
Mineral rights	4,181	39,763	4079

Total Non Current Assets	5,495	40,851	5,361

Total Assets	5,806	44,836	5,665

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	425	812	415
Convertible debenture	121	-	118
Note payable	-	900	-

Total Current Liabilities	546	1,712	533

Non Current Liabilities

Advances from affiliates	-	54	-
Deferred tax liability	-	6,373	-

Total Non Current Liabilities	-	6,427	-

Total Liabilities	546	8,139	533

Commitments

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 and 56,807,408 issued and outstanding	5	5	5
Additional paid-in-capital	52,170	53,578	50,902
Less treasury stock at cost, 250 shares	(19)	(19)	(19)
Retained profit (deficit) during exploration stage	(27,878)	(6,464)	(27,201)
Retained (deficit) prior to exploration stage	(25,209)	(25,209)	(24,596)

Golden River Resources Stockholders’ Equity	(931)	21,891	(909)
Non Controlling Interests	6,191	14,806	6,041

Total Equity	5,260	36,697	5,132

Total Liabilities and Equity	5,806	44,836	5,665

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
for the years ended June 30, 2012 and 2011
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2012

	June 30, 2012 CDN$000’s	June 30, 2011 CDN$000’s	Convenience Translation 2012 US$000’s	July 1, 2002 to June 30, 2012 CDN$000’s

Revenues	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	58	162	57	2,980
Exploration expenditure	1,877	2,175	1,831	10,640
Depreciation and amortization	145	431	141	1,064
Interest expense (income) , net	5	(61)	5	488
Legal, accounting and professional	344	667	336	2,747
Administration expenses	1,309	2,134	1,277	8,697

Total costs and expenses	3,738	5,508	3,647	26,616

(Loss) from operations	(3,738)	(5,508)	(3,647)	(26,616)

Foreign currency exchange (loss)	(85)	(242)	(83)	(444)
Adjustment to fair value on stepped acquisition	-	-	-	7,433
Gain on bargain purchase	-	-	-	10,305
Impairment of mineral rights	(35,583)	-	(34,718)	(35,583)
Profit on disposal of plant and equipment	-	48	-	48
Write off of plant and equipment	-	(170)	-	(170)
Other income:
Profit from sale of equity investment	-	-	-	1,355
Gain on settlement of guarantee obligation	-	1,199	-	1,199
Net gain from the sale of subsidiary	-	641	-	641
Interest income – net, related entity	-	-	-	5
– other	-	6	-	17

(Loss) before income taxes and equity in (losses) of unconsolidated entities	(39,406)	(4,026)	(38,448)	(41,810)

Benefit/(provision) for deferred income taxes	6,373	(3,749)	6,218	-

(Loss) before equity in (losses) of unconsolidated entities	(33,033)	(7,775)	(32,230)	(41,810)
Equity in (losses) of unconsolidated entities	-	-	-	(26)

Net (loss)	(33,033)	(7,775)	(32,230)	(41,836)

Net loss attributable to non-controlling interests	11,619	846	11,337	13,869

Net (loss) attributable to Golden River Resources Stockholders	(21,414)	(6,929)	(20,893)	(27,967)

Other Comprehensive Income:
Foreign currency translation adjustments	-	-	-	89

Comprehensive (loss) attributable to Golden River Resources stockholders	(21,414)	(6,929)	(20,893)	(27,878)

Amounts attributable to Golden River Resources stockholders:
Basic and diluted net (loss) per common equivalent shares
Net (loss) per share	(0.38)	(0.17)	(0.37)	(2.09)

Weighted average number of common shares used per share calculation	56,807	40,488	56,807	13,407

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2011 and 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2012

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen-sation	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Balance June 30, 2002	635	-	$(19)	$24,061	-	$(25,209)	-	-	$(1,167)
Net loss	-	-	-	-	$(639)	-	-	-	(639)
Balance June 30, 2003	635	-	$(19)	$24,061	$(639)	$(25,209)	-	-	$(1,806)
Issuance of 175,398 shares and warrants in lieu of debt repayment	175	-	-	$2,331	-	-	-	-	$2,331
Sale of 167,000 shares and warrants	167	-	-	$2,221	-	-	-	-	$2,221
Issuance of 694,306 shares on cashless exercise of options	694	-	-	-	-	-	-	-	$0
Net unrealized (loss) on foreign exchange	-	-	-	-	-	-	-	-	$0
Net (loss)	-	-	-	-	$(1,933)	-	-	-	$(1,933)
Balance June 30, 2004	1,671	-	$(19)	$28,613	$(2,572)	$(25,209)	-	-	$813
Issuance of 140,000 options under 2004 stock option plan	-	-	-	$1,646	-	-	$(1,646)	-	$0
Amortization of 140,000 options under 2004 stock option plan	-	-	-	-	-	-	$1,095	-	$1,095
Net unrealized (loss) on foreign exchange	-	-	-	-	-	-	-	-	$0
Net/(loss)	-	-	-	-	$(3,173)	-	-	-	$(3,173)
Balance June 30, 2005	1,671	-	$(19)	$30,259	$(5,745)	$(25,209)	$(551)	-	$(1,265)
To eliminate deferred compensation against Additional Paid-In Capital	-	-	-	$(551)	-	-	$551	-	$0
Issuance of 1,000,000 shares and 2,000,000 options in lieu of debt repayment	1,000	-	-	$3,321	-	-	-	-	$3,321
Capital gain on shares and options issued in lieu of debt repayment	-	-	-	$(1,610)	-	-	-	-	$(1,610)
Sale of 2,000,000 normal warrants	-	-	-	$827	-	-	-	-	$827
Sale of 1,000,000 special warrants	-	-	-	$887	-	-	-	-	$887
Amortization of 140,000 options under 2004 stock option plan	-	-	-	$532	-	-	-	-	$532
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	-	$0
Net (loss)	-	-	-	-	$(1,219)	-	-	-	$(1,219)
Balance June 30, 2006	2,671	-	$(19)	$33,665	$(6,964)	$(25,209)	$-	-	$1,473

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2011 and 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2012
 (Continued)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen- sation	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	$(3)
Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	$19
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	$510
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	-	$0
Net (loss)	-	-	-	-	$(1,917)	-	-	-	$(1,917)
Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,881)	$(25,209)	$-	-	$82
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	333
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	-	$0
Net (loss)	-	-	-	-	$(1,046)	-	-	-	$(1,046)
Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(9,927)	$(25,209)	$-	-	$(631)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	173
Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	682
Net unrealized loss on foreign exchange	-	-	-	-	-	-	-	-	$0
Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	588
Net (loss)	-	-	-	-	$(1,295)	-	-	-	$(1,295)
Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,222)	$(25,209)	$-	-	$(483)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$39	-	-	-		$39
Sale of 9,960,351 shares	9,960	$1	-	$10,763	-	-	-	-	$10,764
Issuance of 300,000 shares as part purchase price of mining properties	300	-	-	$627	-	-	-	-	$627
Re-purchase of warrants	-	-	-	$(579)	-	-	-	-	$(579)
Net unrealized gain on foreign exchange	-	-	-	-	-	-	-	-	$0
Net profit	-	-	-	-	$10,283	-	-	-	$10,283
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,994	-	-	-	$(1,994)	-
Fair value of non-controlling interest	-	-	-	-	-	-	-	$20,552	$20,552
Net loss attributable to non-controlling interests	-	-	-	-	$1,404	-	-	$(1,404)	-
Balance June 30, 2010	22,931	$2	$(19)	$48,810	$465	$(25,209)	$-	$17,154	$41,203

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2011 and 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2012
 (Continued)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen sation	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Issue of 33,875,000 shares	33,876	$3	-	$3,094	-	-	-	-	$3,097
Amortization of 800,000 options under employee stock option plan	-	-	-	$162	-	-	-	-	$162
Net (loss)	-	-	-	-	$(7,775)	-	-	-	$(7,775)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	$(1,512)	$0
Adjustment due to issue of shares by subsidiary	-	-	-	-	-	-	-	$10	$10
Net loss attributable to non-controlling interests	-	-	-	-	$846	-	-	$(846)	$0
Balance June 30, 2011	56,807	$5	$(19)	$53,578	$(6,464)	$(25,209)	$-	$14,806	$36,697
Amortization of 1,100,000 options under employee stock option plan	-	-	-	$58	-	-	-	-	$58
Net (loss)	-	-	-	-	$(33,033)	-	-	-	$(33,033)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$168	-	-	-	$(248)	$(80)
Adjustment for sale of investment in consolidated subsidiary	-	-	-	$(1,634)	-	-	-	$3,252	$1,618
Net loss attributable to non-controlling interests	-	-	-	-	$11,619	-	-	$(11,619)	$0
Balance June 30, 2012	56,807	$5	$(19)	$52,170	$(27,878)	$(25,209)	$-	$6,191	$5,260

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
for the Years Ended June 30, 2011 and 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2012

	2012 CDN$000’s	2011 CDN$000’s	Convenience Translation 2012 USD$000’s	July 1, 2002 to June 30, 2012 CDN$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	(33,033)	(7,775)	(32,230)	(41,836)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange loss	85	242	83	444
Impairment of mineral rights	35,583	-	34,718	35,583
Depreciation/amortization of plant and equipment	145	431	141	1,064
Stock based compensation	58	162	57	2,980
(Benefit)/Provision for deferred income tax	(6,373)	3,749	(6,218)	-
Equity in profits of non-consolidated entities	-	-	-	26
Adjustment to fair value on stepped acquisition	-	-	-	(7,433)
Bargain purchase of controlled entities	-	-	-	(10,305)
Profit from sale of equity investment	-	-	-	(1,355)
Profit on disposal of plant and equipment	-	(48)	-	(48)
Gain on settlement of guarantee obligation	-	(1,199)	-	(1,199)
Gain on disposal of subsidiary	-	(641)	-	(641)
Write off of exploration costs	-	377	-	377
Write off of plant and equipment	-	170	-	170
Accrued interest added to principal	1	(61)	1	260
Net change net of acquisition in:
Receivables	50	(82)	48	(109)
Staking deposit	-	-	-	22
Prepaid expenses and deposits	(93)	70	(91)	(164)
Accounts payable and accrued expenses	(417)	(2,183)	(405)	(1,996)
Accrued site remediation	-	(200)	-	(200)

Net Cash (Used) in Operating Activities	(3,994)	(6,988)	(3,896)	(24,360)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash acquired	(80)	(1,477)	(78)	(10,142)
Proceeds of sale of equity investment	-	-	-	1,963
Proceeds of disposal of plant and equipment	222	76	216	298
Proceeds of disposal of subsidiary (net)	1,618	9,803	1,579	11,421
Purchase of plant and equipment	(113)	(190)	(110)	(483)

Net Cash Provided by Investing Activities	1,647	8,212	1,607	3,057

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	358	2,497	349	9,199
Repayments to affiliates	(891)	(3,990)	(870)	(8,047)
Repayments to affiliate of note payable	(900)	-	(878)	(900)
Proceeds from issuance of stock	-	3,097	-	13,861
Proceeds from issuance of convertible debenture	120	-	117	120
Repayment of borrowings	-	-	-	(139)
Sale of warrants (net)	-	-	-	4,749
Re-purchase of warrants	-	-	-	(579)
Proceeds from loan payable	-	-	-	3,261

Net Cash Provided by (Used in) Financing Activities	(1,313)	1,604	(1,282)	21,525

Effects of Exchange Rate on Cash	(57)	7	(56)	(147)

Net Increase/(Decrease) in Cash	(3,717)	2,835	(3,627)	75
Cash at Beginning of Period	3,792	957	3,700	-

Cash at End of Period	75	3,792	73	75
Supplemental Disclosures
Interest Paid	4	44	4	527

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	-	5,771
Write off of plant and equipment	-	170	-	170
Stock options recorded as deferred compensation	-	-	-	1,258
Extinguishment of related party debt	-	-	-	593
Stock issued for acquisition of properties	-	-	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

(1)	ORGANIZATION AND BUSINESS

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is NCRC which owned 96.62% of Golden River Resources as of June 30, 2012.

Golden River Resources is a gold exploration company focussing its activities in Canada.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  In February 2012, it sold 19.9% of Acadian and at June 30, 2012 it holds 52.06% of Acadian.

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

 Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding.  The Company’s ability to continue operations through fiscal 2013 is dependent upon future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test.  If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test.  The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  We have not early-adopted this ASU and do not believe adoption will have a material effect on our financial statements.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

(a)	Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The functional and reporting currency of the Company is the Canadian dollar.

(b)	Convenience Translation to US$

The consolidated financial statements as of and for the year ended June 30, 2012 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2012 (CDN$1.00=US$.9757). The translation was made solely for the convenience of readers in the United States.

(c)	Comparative Figures

Where necessary, comparative figures have been restated to be consistent with current year presentation with no effect on operations.

(d)	Principles of Consolidation

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

(e)	Noncontrolling Interests

The Company follows the FASB issued Accounting Standards Codification (“ASC”) guidance for noncontrolling interests which establishes accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interests”), (ii) the amount of net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires noncontrolling interests to be classified as a separate component of equity. Noncontrolling interests reflect third parties ownership interest in entities that are consolidated as less than 100% owned (see note 17).

(f)	Fair Value of Financial Instruments

FASB issued ASC Topic 825 “Financial Instruments” which requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments consist primarily of cash, receivables, accounts payable and accrued expenses, convertible debenture and advances from affiliates. The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate their respective fair values due to the short term maturities of these instruments. The carrying value of the convertible debenture is a reasonable approximation of its fair value. The fair value of amounts due to/from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

(g)	Mineral Property Acquisition and Exploration Costs

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

(h)	Reclamation and Remediation Obligations (Asset Retirement Obligations)

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

All assets are depreciated over a period covering their estimated useful lives.

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

(m)	Impairment or Disposal of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets, including property, plant and equipment and mineral rights, by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, the impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value (see note 13).

(n)	Stock Options

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

(o)	Pension Plans

The Company does not have any pension or profit sharing plans.  The Company’s staff employed in Canada are subject to Canadian requirements for contributions to pension plans.  Contributions to employee benefit or health plans during the years ended June 30, 2012 and 2011 were CDN$32,319 and CDN$50,163 respectively.

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

The Company held in interest bearing cash accounts at June 30, 2012, CDN$64,000 (US$62,000) in Canadian banking institutions, CDN$8,000 (US$8,000) in Australian banking institutions.

Mineral Rights and Foreign Operations

The Company has mineral rights in Canada.

(5)	INVESTMENT SECURITIES

The Company has several small historical cost based investments that it has provided a full valuation for diminution and carries at a $nil value at June 30, 2012 and 2011.

(6)	AFFILIATE TRANSACTIONS

Golden River Resources advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

During fiscal 2012, AXIS provided services in accordance with the service agreement of CDN$302,696. During fiscal 2012, AXIS advanced Golden River Resources CDN$229,400, Golden River Resources repaid the amount owing to AXIS of CDN$275,623, and paid AXIS CDN$789,313 for charges and advances. The amount owed by AXIS at June 30, 2012 were CDN$478,598 and is reflected in non-current assets – receivables from affiliates. During fiscal 2012, no interest was charged to or by AXIS.

During fiscal 2011, AXIS provided services in accordance with the service agreement of CDN$113,099. During fiscal 2011, AXIS advanced Golden River Resources CDN$1,738,821. During fiscal 2011, Golden River Resources repaid AXIS CDN$2,926,446. The amounts owed to AXIS at June 30, 2011 were CDN$54,242. During fiscal 2011, no interest was charged by AXIS

During the fiscal year ended June 30, 2011, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby on July 14, 2010, the Company issued 1,427,580 shares at an issue price of US$1.00 per share, raising CDN$1,475,261. Effective as of December 31, 2010, the Company issued a further 32,448,000 shares at an issue price of US$0.05 per share, raising CDN$1,622,400. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is affiliated owned approximately 36.52% of the outstanding common stock of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC.  NCRC currently holds approximately 96.62% of the outstanding common stock of the Company. During fiscal 2011, NCRC advanced Golden River Resources CDN$860,845. During fiscal 2011, Golden River Resources repaid NCRC CDN$1,064,301. The amount owed to NCRC at June 30, 2011 and at June 30 2012 was CDN$nil, respectively.

 During fiscal 2012 CDN$900,000 notes payable due to the former President and CEO of Acadian in relation to the acquisition of the 15 Mile Stream property were repaid in full.  This payment was funded from the proceeds of the sale of ScoZinc by Acadian.

(7)	STOCKHOLDERS’ EQUITY

In May 2006, the Company issued 1,000,000 shares of common stock at an issue price of CDN$1.70 (US$1.542) and 2,000,000 warrants with an exercise price of CDN$1.70 (US$1.54) and a latest exercise date of April 30, 2011 as repayment of a debt of CDN$1,700,000 (A$2,000,000) to an affiliated entity.

In June 2006, the Company raised US$1,542,000 (CDN$2,527,000) from RAB Special Situations (Master) Fund Limited (“RAB”) through a private placement of 2,000,000 normal warrants and 1,000,000 special warrants. The normal warrants had an expiry date of April 30, 2011 and an exercise price of US$1.542 (CDN$1.60). The warrants lapsed unexercised.

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

The Company calculated the fair value of the 140,000 options using the Black Scholes valuation method using a fair value share price of US$10.00, strike price of US$10.00, maturity period of 5 years 7 ½ months, risk free interest rate of 5.15% and volatility of 20%. The total value of the options were amortized over the vesting period. At June 30, 2012, the options are fully vested.

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

Since the issue of the options in 2004, 60,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at June 30, 2012 are as follows:

	Outstanding	Exercisable
Number of options	80,000	80,000
Exercise price	$US10.00	$US10.00
Expiration date	October 15, 2014	October 15, 2014

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

The Company, through an unrelated third party consultant, has calculated the fair value of the 465,000 options using the binomial option pricing model using a fair value share price of US$3.00, exercise price of US$3.08, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to CDN$1,207,860 (US$1,060,200) and such amount was amortised over the vesting period. At June 30, 2012, the options were fully vested.

Since the issue of the options in 2006, 60,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at June 30, 2012 are as follows:

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

Acadian options currently outstanding are:

On June 15, 2010, Acadian granted 500,000 options to one Acadian director with an exercise price of CDN$0.45 per share expiring June 15, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$138,765 and such amount is amortized over the vesting period. For the year ended June 30, 2012, stock based compensation expense relating to stock options was CDN$23,128. At June 30, 2012, the options were fully vested.

A summary of the Acadian options outstanding and exercisable at June 30, 2012 are as follows:

	Outstanding	Exercisable
Number of options	500,000	500,000
Exercise price	CDN$0.45	CDN$0.45
Expiration date	June 15, 2015	June 15, 2015

On August 18, 2010, Acadian granted 300,000 options to three Acadian directors with an exercise price of CDN$0.45 per share expiring August 18, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$56,349 and such amount is amortized over the vesting period. For the year ended June 30, 2012, stock based compensation expense relating to stock options was CDN$12,522.

A summary of the options outstanding and exercisable at June 30, 2012 are as follows:

	Outstanding	Exercisable
Number of options	300,000	200,000
Exercise price	CDN$0.45	CDN$0.45
Expiration date	August 18, 2015	August 18, 2015

As at June 30, 2012, there was CDN$1,565 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On June 23, 2011, Acadian granted 100,000 options to its Chief Financial Officer with an exercise price of CDN$0.45 per share, expiry date of June 23, 2016 to be vested one third on grant date, one third after 12 months from grant date and one third after 24 months from grant date. The total value of the options equates to CDN$12,338 and such amount is amortized over the vesting period. For the year ended June 30, 2012, stock based compensation expense relating to stock options was CDN$6,189.

A summary of the options outstanding and exercisable at June 30, 2012 are as follows:

	Outstanding	Exercisable
Number of options	100,000	66,666
Exercise price	CDN$0.45	CDN$0.45
Expiration date	June 23, 2016	June 23, 2016

As at June 30, 2012, there was CDN$2,056 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On July 13, 2011, Acadian granted an aggregate of 200,000 Acadian options to seven employees of Acadian with an exercise price of $0.45 per share, expiring July 13, 2016, to be vested one third on grant date, one third 12 months from grant date and one third 24 months from grant date. The total value of the options equates to CDN$20,712 and such amount is amortised over the vesting period. For the year ended June 30, 2012, stock based compensation expense relating to stock options was CDN$16,397.

A summary of the options outstanding and exercisable at June 30, 2012 are as follows:

	Outstanding	Exercisable
Number of options	200,000	66,666
Exercise price	CDN$0.45	CDN$0.45
Expiration date	July 13, 2016	July 13, 2016

As at June 30, 2012, there was CDN$4,315 of unrecognized compensation cost, before income taxes, related to unvested stock options.

(9)	(LOSS) PER SHARE

Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

(Loss) per share

The Company calculates (loss) per share in accordance with ASC Topic 260, “Earnings per Share”.

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Year ended June 30
Diluted weighted average shares	2012 ‘000s	2011 ‘000s
Basic	56,807	40,488
Effect of employee stock based awards	-	-
Diluted weighted average shares outstanding	56,807	40,488

 Options to acquire 485,000 shares of the Company’s common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(10)	COMMITMENTS

In July 2011, the Company entered into a lease for an office premises with minimum annual lease payments of $128,124. The lease began on July 1, 2011 and ends on June 30, 2016 with a right to terminate after June 30, 2013 for a penalty equal to four months base rent.

The Company is committed to minimum annual lease payments of CDN$103,607 on its office premises until October 2013. Effective September 1, 2010, the Company has sublet the office premises for a rental equivalent of the lease commitment.

Future minimum contractual obligations under operating leases are as follows:

CDN$
2013	205,829
2014	128,124
2015	128,124
2016	128,124
590,201

Total rent expense incurred by the Company amounted to CDN$110,513 and CDN$29,341 in fiscal 2012 and 2011, respectively.

Acadian has an obligation to spend CDN$244,800 and issue 29,111 Acadian shares on its exploration properties during fiscal 2013 to maintain its properties.

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

At June 30, 2011, the Company’s holding in Acadian was 71.48%. During July 2011, the Company purchased an additional 259,500 shares in Acadian through on-market purchases in the Toronto Stock Exchange, increasing its holding in Acadian to 71.96% at December 31, 2011. The cost to the Company was CDN$79,985. As a result of this transaction, the Company recorded a CDN$168,000 adjustment to additional paid in capital and CDN$248,000 to non-controlling interest, representing the difference between the amount paid for such additional shares and the carry amount of the investment. On January 31, 2012, the Company entered into a share purchase agreement with an arms-length third party to sell 10,783,145 shares in Acadian at a price of CDN$0.15 for proceeds of CDN$1,617,472. Closing occurred on February 6, 2012. Following closing, the Company holds 52.06% of Acadian. As a result of this transaction, the Company recorded a CDN$1,634,000 adjustment to additional paid in capital and CDN$3,252,000 to non-controlling interest (see note 17). The amount of  revenue of Acadian for the year ended June 30, 2012 and June 30, 2011 included in the Consolidated Statement of Comprehensive Loss were CDN$nil and CDN$nil and the amount of profit/(loss) was CDN$(4,161,026) and CDN$757,854 respectively.

Acadian signed a letter agreement with Selwyn Resources Ltd (Selwyn) on February 18, 2011 whereby Selwyn would acquire the zinc and lead assets of the Company.  On May 31, 2011, Acadian closed the transaction and sold 100% of the shares of ScoZinc Limited, a wholly owned subsidiary, for cash consideration of CDN$10 million, less legal costs  of CDN$197,251. Net proceeds were CDN$9,802,749. The following table presents summarized financial information of the net assets sold:

Assets
Current assets	$120,796
Cash held for remediation	2,812,500
Property, Plant and Equipment	4,954,355
Mineral rights	4,026,855
Total assets sold	$11,914,506

Liabilities
Accounts payable and accrued liabilities	$152,623
Accrued site remediation	2,600,000
Total liabilities related to assets sold	$2,752,623
Net book value of assets sold	$9,161,883

For fiscal 2011, the Company recorded a gain from the sale of ScoZinc, net of closing costs, of CDN$641,000.

Included in the Company's consolidated statement of operations are costs and expenses of ScoZinc during the Company's term of ownership. Such costs and expenses which were for certain maintenance work incurred to secure ScoZinc’s mining properties and related environmental monitoring amounted to CDN$1,418,000 for the year ended June 30, 2011. During the course of the Company's term of ownership as its mine was on care and maintenance before and during the Company’s ownership period, ScoZinc did not have any revenues from mining operations, nor was any exploration activity cost expended.

The Company has accounted for the disposal of ScoZinc in accordance with accounting guidance for the impairment or disposal of long-lived assets.

(13)	MINERAL RIGHTS

The fair-value of the mineral rights acquired in July 2009 acquisition of Acadian was based upon a valuation report prepared by an investment banking firm with substantial experience in merger and acquisition transactions including provision of fairness opinions and valuations.  Accordingly, the Company had attributed a fair value of CDN$43,790,000 to mineral rights. On May 31, 2011, Acadian sold 100% of its shares in ScoZinc Limited, a wholly owned subsidiary, the attributed fair value of CDN$4,026,855 to ScoZinc mineral rights was included in the assets sold.

Following the end of the December 2011 quarter, the Company made an assessment of the carrying value of the mineral rights of Acadian and concluded that it did not expect to be able to realize the carrying value. This assessment took into account various factors including the exploration results from Acadian’s exploration programs since the Company’s initial acquisition of shares in Acadian and the transaction noted in note 12, and the market capitalization of Acadian. As a result, the Company impaired the carrying value of the mineral rights and has recorded an impairment of mineral rights of CDN$35,583,000 and a benefit to deferred tax of CDN$6,373,000 in the Company’s consolidated statement of comprehensive loss.

The carrying value of mineral rights at June 30, 2012 is CDN$4,181,000 (2011:CDN$39,763,000).  The Company’s mineral rights have an indefinite life, and accordingly no amortization expense is recorded.

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

	At June 30, 2012			At June 30, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
	CDN$	CDN$	CDN$	CDN$	CDN$	CDN$

Office	283,871	(40,320)	243,551	260,119	(21,986)	238,133
Automotive equipment	93,726	(34,679)	59,047	93,726	(9,373)	84,353
Office fixtures and computer equipment	428,709	(189,810)	238,899	339,238	(88,321)	250,917
Land	184,718	-	184,718	405,617	-	405,617
	991,024	(264,809)	726,215	1,098,700	(119,680)	979,020

The depreciation expense for the year ended June 30, 2012 amounted to CDN$145,000 (US$141,000) and for the year ended June 30, 2011 amounted to CDN$431,000. Net book value of assets sold for the year ended June 30, 2012 amounted to CDN$222,000 (US$216,000)

(15)	CONVERTIBLE DEBENTURES

On May 8, 2012, the Board of Directors of the Acadian approved an issuance of $600,000 principal amount of unsecured convertible debentures (the “debentures”) through a private placement transaction (the “private placement”) with its two major shareholders, Golden River and Igneous Capital. Pursuant to the private placement, Golden River will purchase up to $420,000 principal amount of debentures and Igneous will purchase up to $180,000 principal amount of debentures. The debentures are unsecured and convertible into common shares of the Acadian at the holder’s option at a price of $0.12 per common share at any time within 12 months from the date of issuance of the debentures. Should the holder’s choose not to convert the debenture into common shares within the 12 months then the debenture will be repayable in full at the end of that period. The debentures have an interest rate of 8% per annum accruing daily and compounded monthly in arrears. Such interest will only become payable in the event that the debenture holders do not elect to convert the debentures into common shares. The amount of interest accrued as at June 30, 2012 is CDN$632. As of June 30, 2012 Golden River has paid Acadian CDN$280,000 and Igneous paid Acadian CDN$120,000. The amount paid by Golden River to Acadian eliminates at consolidation.

(16)	INCOME TAXES

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

The Company is subject to taxation in both the USA and Canada.

At June 30, 2012 and 2011, deferred taxes consisted of the following:

	USA 2012 CDN$000s	Canada 2012 CDN$000s	Total 2012 CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,290	697	1,987
Exploration expenditure	547	1,535	2,082
	1,837	2,232	4,069
Less valuation allowance	(1,837)	2,232)	(4,069)
	-	-	-

	USA 2011 CDN$000s	Canada 2011 CDN$000s	Total 2011 CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,923	218	2,141
Exploration expenditure	805	1,675	2,480
	2,728	1,893	4,621
Less valuation allowance	(2,728)	(1,893)	(4,621)
	-	-	-
Deferred tax liability
Investment in subsidiary	(6,373)	-	(6,373)
Net deferred taxes	(6,373)	-	(6,373)

Under ASC 740 tax benefits are recognised only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Carry-forward net operating losses will be available to offset future taxable income.  Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$3,685,000 at June 30, 2012 expire in years 2023 through 2030. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to CDN$6,438,000.

During December, 2011 the Company paid CDN$26,295 being the liability to the IRS in relation to late filing of prior year tax returns and the Company has recorded a credit for CDN$293,946 representing the difference between the estimated the potential maximum liability and the amount paid. As part of the transactions noted on note 13 the Company recorded a benefit to deferred tax of CDN$6,373,000.

(17)	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date for disclosure and/or recognition in consolidated financial statements through to the date that the consolidated financial statements were issued, which the date is October, 10, 2012 and has determined that there were no subsequent events or transactions except as described below which would require recognition or disclosure in the consolidated financial statements other than noted herein.

 On August 23, 2012 Acadian announced that it has entered into a agreement for the sale of its Dufferin assets.  Acadian will receive CDN$125,000 for the claims, with CDN$50,000 paid on signing of the agreement and the balance due on the six month anniversary. In addition, Acadian will retain a 2% net smelter return royalty on the claims, which may be purchased by Ressources Appalaches for CDN$1 million.

On September 25, 2012 Acadian announced that it entered into an agreement for the sale of its Tangier and Forest Hill assets.  Acadian will receive $700,000 for the two non-core assets; a non-refundable deposit of CDN$500,000 was paid on the signing of the agreement, CDN$100,000 is payable after 3 months and the balance is due after 6 months.  Legal ownership transfers on payment of the final CDN$100,000. Acadian retains a 1% net smelter return royalty on each project; each royalty has a buyout option of $1 million.

On September 28, 2012 Golden River filed a Form 45-102F1 Resale of Securities in Canada for the proposed sale of 10,783,145 shares in Acadian which would decrease the Company’s holding  in Acadian to approximately 32%. The common shares will be sold in a private transaction or transactions at a price not less than CDN$0.13 per common share. The transaction would result in Golden River no longer holding control of Acadian and from the date of sale, would equity account its interest. The company currently consolidates its 52.06% share in Acadian. The net assets of Acadian included in the accompanying balance sheet are summarised as follows:

CDN$
Total assets	5,189
Total liabilities	(583)
Non controlling interest	(6,191)
Net assets	(1,585)