Form 10-Q
period 2012-09-30
GOLDEN RIVER RESOURCES CORP.
filed 2012-11-19
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,283 outstanding shares of Common Stock as of November 9, 2012.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐	Yes	☐	No

Exh. 31.1	Certification	21
Exh. 31.2	Certification	22
Exh. 32.1	Certification	23
Exh. 32.2	Certification	24

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Golden River Resources Corporation (“Golden River Resources” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2012, the results of its consolidated operations for the three month periods ended September 30, 2012 and September 30, 2011, and the changes in its consolidated cash flows for the three month periods ended September 30, 2012 and September 30, 2011, have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	September 30, 2012	June 30, 2012
	CDN$000’s	CDN$000’s
ASSETS

Current Assets
Cash	9	75
Receivables	87	102
Prepaid expenses and deposits	29	134
Assets held for sale	4,749	-

Total Current Assets	4,874	311

Non Current Assets
Cash held for site remediation	-	109
Property, plant and equipment	-	726
Receivables – affiliates	18	479
Mineral rights	-	4,181

Total Non Current Assets	18	5,495

Total Assets	4,892	5,806

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	104	425
Convertible debenture	-	121
Liabilities held for sale	301	-

Total Current Liabilities	405	546

Total Liabilities	405	546

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 and 56,807,408 issued and outstanding	5	5
Additional paid-in-capital	52,171	52,170
Less treasury stock at cost, 125 shares	(19)	(19)
Retained (deficit) during exploration stage	(28,334)	(27,878)
Retained (deficit) prior to exploration stage	(25,209)	(25,209)

Golden River Resources Stockholders’ (Deficit)	(1,386)	(931)
Non Controlling Interests of discontinued operations	5,873	6,191

Total Equity	4,487	5,260

Total Liabilities and Equity	4,892	5,806

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Operations
Three Months Ended September 30, 2012 and 2011 and for the cumulative period
July 1, 2002 (inception of exploration activities) to September 30, 2012
(Unaudited)

	Three Months Ended September 30, 2012 CDN$000’s	Three Months Ended September 30, 2011 CDN$000’s	July 1, 2002 to September 30, 2012 CDN$000’s

Revenues	$-	$-	$-

Costs and expenses:

Stock based compensation	-	-	2,760
Exploration expenditure	-	60	4,537
Interest expense (income), net	-	-	397
Legal, accounting and professional	22	24	2,008
Administration expenses	82	65	4,101

Total costs and expenses	104	149	13,803

(Loss) from continuing operations	(104)	(149)	(13,803)

Foreign currency exchange (loss)	(3)	(16)	(446)
Other income:
Interest income – net, related entity	-	-	5
– Other	-	-	11

(Loss) from continuing operations before income taxes	(107)	(165)	(14,233)

Benefit for deferred income taxes	-	40	-

(Loss) from continuing operations before (losses) of unconsolidated entities	(107)	(125)	(14,233)
Equity in (losses) of unconsolidated entities	-	-	(260)

(Loss) from continuing operations	(107)	(125)	(14,493)

Discontinued Operations
Equity in profits of unconsolidated entities	-	-	234
Net loss from discontinued operations	(667)	(1,417)	(10,506)
Impairment of mineral rights	-	-	(35,583)
Adjustment to fair value on stepped acquisition	-	-	7,433
Gain on bargain purchase	-	-	10,305

Total discontinued operations	(667)	(1,417)	(28,117)

Net (loss)	(774)	(1,542)	(42,610)

Net (loss) attributable to non-controlling interests of discontinued operations	318	398	14,187

Net (loss) attributable to Golden River Resources stockholders	(456)	(1,144)	(28,423)

Other comprehensive income:
Foreign currency translation adjustments	-	-	89

Comprehensive (loss) attributable to Golden River Resources stockholders	(456)	(1,144)	(28,334)

Amounts attributable to Golden River Resources stockholders:
Basic and diluted net (loss) per common equivalent shares
Net (loss) from continuing operations per share	-	-	(1.00)
Net (loss) from discontinued operations per share	(0.01)	(0.02)	(0.96)
Basic and diluted net (loss) per common equivalent shares	(0.01)	(0.02)	(1.96)

Weighted average number of common equivalent shares used per share calculation	56,807	56,807	14,473

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Three Months Ended September 30, 2012 and 2011 and for the cumulative period
July 1, 2002 (inception of exploration activities) to September 30, 2012
(Unaudited)

	Three Months Ended September 30, 2012 CDN$000’s	Three Months Ended September 30, 2011 CDN$000’s	July 1, 2002 to September 30, 2012 CDN$000’s
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss)	(774)	(1,542)	(42,610)
Less: loss from discontinued operations	(667)	(1,417)	(28,117)
(Loss) from continuing operations	(107)	(125)	(14,493)

Adjustments to reconcile net (loss) to net cash (used) in operating activities
Foreign currency exchange loss	3	16	446
Stock based compensation	-	-	2,721
Benefit/(provision) for deferred income taxes	-	(40)	-
Equity in losses of non-consolidated entities	-	-	260
Accrued interest added to principal	-	-	173
Net change net of acquisition in:
Receivables	(2)	(12)	(936)
Staking deposit	-	-	22
Prepaid expenses and deposits	10	(10)	(29)
Accounts payable and accrued expenses	(115)	23	45

Net Cash (Used) in Continuing Activities	(211)	(148)	(11,791)
Net Cash (Used) in Discontinued Activities	(792)	(1,285)	(13,572)
Net Cash (Used) in Operating Activities	(1,003)	(1,433)	(25,363)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary, net of cash acquired	-	(80)	(10,142)
Proceeds of disposal of subsidiary(net)	-	-	1,618
Purchase of plant and equipment	-	-	(25)

Net Cash Provided by/(Used) In Continuing Investing Activities	-	(80)	(8,549)
Net Cash Provided by/(Used) In Discontinued Investing Activities	825	171	12,431
Net Cash Provided by/(Used) In Investing Activities	825	91	3,882

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	461	(262)	6,314
Repayments to affiliates	-	-	(5,464)
Proceeds from issuance of stock	-	-	13,861
Sale of warrants (net)	-	-	4,749
Re-purchase of warrants	-	-	(579)
Proceeds from loan payable	-	-	3,261

Net Cash (Used) In Continuing Financing Activities	461	(262)	22,142
Net Cash Provided by/ (Used) In Discontinued Financing Activities	60	900	(96)
Net Cash Provided by/(Used) In Financing Activities	521	(638)	22,046

Effects of Exchange Rate on Cash	(2)	(2)	(149)

Net Increase/(Decrease) in Cash	341	(1,982)	416
Cash at Beginning of Period	75	3,792	-

Cash at End of Period - Continuing Operations	9	43	9
Cash at End of Period - Discontinued Operation	407	1,767	407
Total Cash at End of Period	416	1,810	416

Supplemental Disclosures
Interest Paid	-	3	527

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Write off of plant and equipment	-	-	170
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt	-	-	593
Stock issued for acquisition of properties	-	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2012
(Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compensation	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Balance June 30, 2002	635	-	$(19)	$24,061	-	$(25,209)	-	-	$(1,167)
Net loss	-	-		-	$(639)	-	-	-	(639)
Balance June 30, 2003	635	-	$(19)	$24,061	$(639)	$(25,209)	-	-	$(1,806)
Issuance of 175,398 shares and warrants in lieu of debt repayment	175	-	-	$2,331	-	-	-	-	$2,331
Sale of 167,000 shares and warrants	167	-	-	$2,221	-	-	-	-	$2,221
Issuance of 694,306 shares on cashless exercise of options	694	-	-	-	-	-	-	-	$0
Net (loss)	-	-	-	-	$(1,933)	-	-	-	$(1,933)
Balance June 30, 2004	1,671	-	$(19)	$28,613	$(2,572)	$(25,209)	-	-	$813
Issuance of 140,000 options under 2004 stock option plan	-	-	-	$1,646	-	-	$(1,646)	-	$0
Amortization of 140,000 options under 2004 stock option plan	-	-	-	-	-	-	$1,095	-	$1,095
Net/(loss)	-	-	-	-	$(3,173)	-	-	-	$(3,173)
Balance June 30, 2005	1,671	-	$(19)	$30,259	$(5,745)	$(25,209)	$(551)	-	$(1,265)
To eliminate deferred compensation against Additional Paid-In Capital	-	-	-	$(551)	-	-	$551	-	$0
Issuance of 1,000,000 shares and 2,000,000 options in lieu of debt repayment	1,000	-	-	$3,321	-	-	-	-	$3,321
Capital gain on shares and options issued in lieu of debt repayment	-	-	-	$(1,610)	-	-	-	-	$(1,610)
Sale of 2,000,000 normal warrants	-	-	-	$827	-	-	-	-	$827
Sale of 1,000,000 special warrants	-	-	-	$887	-	-	-	-	$887
Amortization of 140,000 options under 2004 stock option plan	-	-	-	$532	-	-	-	-	$532
Net (loss)	-	-	-	-	$(1,219)	-	-	-	$(1,219)
Balance June 30, 2006	2,671	-	$(19)	$33,665	$(6,964)	$(25,209)	$-	-	$1,473

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2012
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compensation	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	$(3)
Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	$19
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	$510
Net (loss)	-	-	-	-	$(1,917)	-	-	-	$(1,917)
Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,881)	$(25,209)	$-	-	$82
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	333
Net (loss)	-	-	-	-	$(1,046)	-	-	-	$(1,046)
Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(9,927)	$(25,209)	$-	-	$(631)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	173
Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	682
Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	588
Net (loss)	-	-	-	-	$(1,295)	-	-	-	$(1,295)
Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,222)	$(25,209)	$-	-	$(483)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$39	-	-	-		$39
Sale of 9,960,351 shares	9,960	$1	-	$10,763	-	-	-	-	$10,764
Issuance of 300,000 shares as part purchase price of mining properties	300	-	-	$627	-	-	-	-	$627
Re-purchase of warrants	-	-	-	$(579)	-	-	-	-	$(579)
Net loss from operations	-	-	-	-	$(4,206)	-	-	-	$(4,206)
Net profit from discontinued operations	-	-	-	-	14,489	-	-	-	14,489
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,994	-	-	-	$(1,994)	-
Fair value of non-controlling interest	-	-	-	-	-	-	-	$20,552	$20,552
Net loss attributable to non-controlling interests	-	-	-	-	$1,404	-	-	$(1,404)	-
Balance June 30, 2010	22,931	$2	$(19)	$48,810	$465	$(25,209)	$-	$17,154	$41,203

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2012
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compensation	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Issue of 33,875,000 shares	33,876	$3	-	$3,094	-	-	-	-	$3,097
Amortization of 800,000 options under employee stock option plan	-	-	-	$162	-	-	-	-	$162
Net (loss) continuing operations	-	-	-	-	$(4,827)	-	-	-	$(4,827)
Net (loss) from discontinued operations					$(2,948)				$(2,948)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	$(1,512)	$0
Adjustment due to issue of shares by subsidiary	-	-	-	-	-	-	-	$10	$10
Net loss attributable to non-controlling interests	-	-	-	-	$846	-	-	$(846)	$0
Balance June 30, 2011	56,807	$5	$(19)	$53,578	$(6,464)	$(25,209)	$-	$14,806	$36,697
Amortization of 1,100,000 options under employee stock option plan	-	-	-	$58	-	-	-	-	$58
Net (loss) continuing operations	-	-	-	-	$5,958	-	-	-	$5,958
Net (loss) from discontinued operations					$(38,991)				$(38,991)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$168	-	-	-	$(248)	$(80)
Adjustment for sale of investment in consolidated subsidiary	-	-	-	$(1,634)	-	-	-	$3,252	$1,618
Net loss attributable to non-controlling interests	-	-	-	-	$11,619	-	-	$(11,619)	$0
Balance June 30, 2012	56,807	$5	$(19)	$52,170	$(27,878)	$(25,209)	$-	$6,191	$5,260
Amortization of 1,100,000 options under employee stock option plan	-	-	-	$1	-	-	-	-	$1
Net (loss) continuing operations	-	-	-	-	$(107)	-	-	-	$(107)
Net (loss) from discontinued operations					$(667)				$(667)
Net loss attributable to non-controlling interests	-	-	-	-	$318	-	-	$(318)	$0
Balance September 30, 2012	56,807	$5	$(19)	$52,171	$(28,334)	$(25,209)	$-	$5,873	$4,487

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012

(1)	Organisation

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is Northern Capital Resources Corporation (“NCRC”) which owned 96.6% of Golden River Resources as of September 30, 2012.

Golden River Resources is a gold exploration company focusing its activities in Canada.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  In February 2012, it sold 19.9% of Acadian and at September 30, 2012 it holds 52.06% of Acadian.  Since September 30, 2012, Golden River Resources sold a further 19.9% of Acadian and as a result holds a 32.16% interest in Acadian.  On November 12, 2012, Golden River Resources gave notice under the Canadian early warning regime that it intends to sell a further 18% interest in Acadian, and if it proceeds with that sale, it will hold a 14.16% interest in Acadian (see notes 8 and 11).

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Golden River Resources and its other subsidiaries (collectively “the Company”). All intercompany balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year presentation, including amounts related to discontinued operations.

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

Management believes that there were no recently issued or not yet effective accounting pronouncements that if adopted, would have a material effect on the accompanying consolidated financial statements.

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

During the three months ended September 30, 2012, AXIS repaid the Company CDN$404,000 and provided services in accordance with the service agreement of CDN$57,000. The amount owed to AXIS at September 30, 2012 was CDN$18,000 and is reflected in non-current assets – receivables from affiliates. During the three months ended September 30, 2012, AXIS did not charge interest.

During the three months ended September 30, 2011, AXIS advanced the Company CDN$168,000 and provided services in accordance with the service agreement of CDN$93,000. The amount owed to AXIS at September 30, 2011 was CDN$315,000. During the three months ended September 30, 2011, AXIS did not charge interest.

During fiscal 2010, the Company sold shares of common stock to NCRC, a Nevada corporation, pursuant to certain subscription agreements. Mr Joseph Gutnick, the Company’s President, is the Chairman and Chief Executive Officer of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC. As of September 30, 2012, NCRC owned approximately 96.6% of the outstanding common stock of the Company.

During the three months ended September 30, 2012, Golden River advanced Acadian CDN$140,000 in funds for operating expenditure. This loan is non interest bearing and is due on or before June 6, 2014.  As of September 30, 2012 the amount remains unpaid. The amount owed to Golden River by Acadian eliminates at consolidation.

(4)	Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At September 30, 2012, the options are fully vested.

Since the issue of the options, 120,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at September 30, 2012 are as follows:

	Outstanding	Outstanding	Exercisable	Exercisable

Number of options	80,000	405,000	80,000	405,000

Exercise price	CDN$10.00	CDN$3.08	CDN$10.00	CDN$3.08

Expiration date	October 15, 2014	October 15, 2016	October 15, 2014	October 15, 2016

Acadian

At the annual and special meeting of shareholders of Acadian held on June 14, 2007, the shareholders adopted a 10% "rolling" incentive stock option plan (the "Plan"). Options granted under the Plan have a five-year term. Options are granted at a price no lower than the market price of the common shares at the time of the grant. The rules of the Toronto Stock Exchange ("TSX") provide that all unallocated options issuable under a "rolling" stock option plan must be approved by shareholders every three years after institution of the stock option plan. The plan was approved at the Annual General Meeting of Acadian held June 24, 2010. In determining the stock-based compensation expense, in fiscal 2011, the fair value of the options issued were estimated using a Black-Scholes option pricing model with the weighted average assumptions used of risk-free interest rate of 1.50%, expected dividend yield of 0.00% expected stock price volatility of 62%, expected life of options of 5 years and grant date fair value CDN$0.30 (see notes 8 and 11).

Acadian options currently outstanding are:

On June 15, 2010, the Company granted 500,000 options to one director of the Company with an exercise price of CDN$0.45 per share expiring June 15, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$138,765 and such amount is amortized over the vesting period. At September 30, 2012 the options were fully vested.

 A summary of the Acadian options outstanding and exercisable at September 30, 2012 are as follows:

	Outstanding	Exercisable

Number of options	500,000	500,000

Exercise price	CDN$0.45	CDN$0.45

Expiration date	June 15, 2015	June 15, 2015

On August 18, 2010, the Company granted 300,000 Acadian options to three directors of the Company with an exercise price of CDN$0.45 per share expiring August 18, 2015, to be vested one-third on grant date, one-third after 12 months from grant date and one-third after 24 months from grant date. The total value of the options equates to CDN$56,349 and such amount is amortized over the vesting period. For the three months ending September 30, 2012, stock based compensation expense relating to stock options was CDN$1,565. At September 30, 2012 the options were fully vested.

 A summary of the Acadian options outstanding and exercisable at September 30, 2012 are as follows:

	Outstanding	Exercisable

Number of options	300,000	300,000

Exercise price	CDN$0.45	CDN$0.45

Expiration date	August 18, 2015	August 18, 2015

On June 23, 2011, Acadian granted 100,000 options to its Chief Financial Officer with an exercise price of CDN$0.45 per share, expiry date of June 23, 2016 to be vested one third on grant date, one third after 12 months from grant date and one third after 24 months from grant date. The total value of the options equates to CDN$12,338 and such amount is amortized over the vesting period. For the three months ended September 30, 2012, stock based compensation expense relating to stock options was CDN$514.

A summary of the options outstanding and exercisable at September 30, 2012 are as follows:

	Outstanding	Exercisable

Number of options	100,000	66,666

Exercise price	CDN$0.45	CDN$0.45

Expiration date	June 23, 2016	June 23, 2016

As at September 30, 2012, there was CDN$1,542 of unrecognized compensation cost, before income taxes, related to unvested stock options.

On July 13, 2011, the Company granted an aggregate of 200,000 options to seven employees with an exercise price of $0.45 per share, expiring July 13, 2016, to be vested one third on grant date, one third 12 months from grant date and one third 24 months from grant date. The total value of the options equates to CDN$20,712 and such amount is amortised over the vesting period.  During the three months ended September 30 ,2012 30,000 options lapsed. For the three months ending September 30, 2012, stock based compensation expense relating to stock options was CDN$(454).

A summary of the options outstanding and exercisable at September 30, 2012 are as follows:

	Outstanding	Exercisable

Number of options	170,000	113,322

Exercise price	CDN$0.45	CDN$0.45

Expiration date	July 13, 2016	July 13, 2016

As at September 30, 2012, there was CDN$1,467 of unrecognized compensation cost, before income taxes, related to unvested stock options.

(5)	(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

The following table reconciles the diluted weighted average shares outstanding used for the computation:

	Three months ended September 30
	2012	2011
Diluted weighted average shares	‘000	‘000
Basic	56,807	56,807
Effect of employee stock based awards	-	-
Diluted weighted average shares outstanding	56,807	56,807

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(6)	Commitments

In July 2011, Acadian entered into a lease for an office premise with minimum annual lease payments of CDN$112,682. The lease begins on July 1, 2011 and ends on June 30, 2016 with a right to terminate after June 30, 2013 for a penalty equal to four months base rent.

Acadian is committed to minimum annual lease payments of CDN$103,607 on its office premises until October 2013. Effective September 1, 2010, Acadian sublet the office premises for a rental equivalent of the lease commitment.

Future minimum contractual obligations under operating leases are as follows:

CDN$
2013	147,896
2014	128,124
2015	128,124
2016	128,124
532,268

Total rent expense incurred by the Company amounted to CDN$32,032 for the three months ended September 30, 2012 and CDN$15,061 for the three months ended September 30, 2011.

(7)	Fair Value Of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses, convertible debenture and advances from affiliates. The carrying amounts of receivables, accounts payable and accrued expenses, convertible debenture approximate their respective fair values because of the short maturities of these expenses. The fair values of advances due/from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

(8)	Discontinued Operations

At September 30, 2011, the Company’s holding in Acadian was 71.96%.

In September 2012, after approaches from third parties, the Company’s board of directors authorised management to begin negotiations with interested parties to sell its interest in Acadian.

As a result of this decision, as well as additional circumstances surrounding the expected sale of Acadian in the third quarter of 2012, Acadian has met the criteria with respect to discontinued operations. Therefore all the assets and liabilities of Acadian have been included as assets and liabilities held for sale within the Company’s consolidated financial statements for the periods presented and further presented as discontinued operations in the consolidated statements of operations, cash flows and stockholders equity.

Upon the completion of divesting of its interest in Acadian in the next quarter, management will no longer have any significant continuing involvement in Acadian’s operations.

Assets and liabilities held for sale consist of the following:

	September 30, 2012 CDN$	June 30, 2012 CDN$
Assets
Current assets	782,565	173,720
Cash held for remediation	108,830	108,830
Property, plant and equipment	407,565	725,579
Mineral rights	3,449,250	4,180,958
Total assets held for sale	4,748,210	5,189,087

Liabilities
Current liabilities	300,855	356,999
Total liabilities related to assets held for sale	300,855	356,999
Non-controlling interests	5,873,074	6,190,744
Net book value of assets held for sale	(1,425,719)	(1,358,656)

As a result of the expected sale of the Company’s interest in Acadian, the Company recorded a loss on discontinued operations for the three months ended September 30, 2012 of CDN$667,000.

The following table summarises the components of discontinued operations:

	Three months ended September 30, 2012 CDN$	Three months ended September 30, 2011 CDN$
Stock based compensation	1,625	21,433
Exploration expenditure	142,278	961,586
Depreciation and amortization	20,601	25,335
Interest expense	4,284	2,486
Legal, accounting and professional	46,566	86,504
Administration expenses	269,233	319,587
Loss on sale of assets	182,225	-
Net loss from discontinued operations	666,812	1416,931
Non-controlling interest on discontinued operations	(317,670)	398,645
Net loss attributable to Golden River Stockholders	349,142	1,018,286

As a result of the expected sale of the Company’s interest in Acadian (see note 11), the Company expects to deconsolidate this investment in quarter ending December 31, 2012.

Cash flows from discontinued operations for all periods presented are excluded from continuing operations of the categories presented.

(9)	Convertible Debentures

On May 8, 2012, the Board of Directors of the Acadian approved an issuance of $600,000 principal amount of unsecured convertible debentures (the “debentures”) through a private placement transaction (the “private placement”) with its two major shareholders, Golden River and Igneous Capital. Pursuant to the private placement, Golden River will purchase up to $420,000 principal amount of debentures and Igneous will purchase up to $180,000 principal amount of debentures. The debentures are unsecured and convertible into common shares of the Acadian at the holder’s option at a price of $0.12 per common share at any time within 12 months from the date of issuance of the debentures. Should the holder’s choose not to convert the debenture into common shares within the 12 months then the debenture will be repayable in full at the end of that period. The debentures have an interest rate of 8% per annum accruing daily and compounded monthly in arrears.  Such interest will only become payable in the event that the debenture holders do not elect to convert the debentures into common shares. The amount of interest accrued as at September 30, 2012 is CDN$3,989. As at September 30, 2012 Golden River has paid Acadian CDN$420,000 and Igneous paid Acadian CDN$180,000. The amount paid by Golden River to Acadian including accrued interest will eliminate in consolidation until the Company no longer has a controlling interest in Acadian.

On September 30, 2012 Golden River agreed to extend the terms of their convertible debenture. All terms remain as above except for the payment date which is extended from June 6, 2013 to June 6, 2014.

(10)	Income Taxes

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

The Company is subject to taxation in both the USA and Canada.

The Company’s net deferred taxes at September 30, 2012 is summarized as follows:

	USA 2012 CDN$000s	Canada 2012 CDN$000s	Total 2012 CDN$000s

Deferred tax assets
Net operating loss carry-forward	2,655	698	3,353
Exploration expenditure	551	1,535	2,086
	3,206	2,233	5,439
Less valuation allowance	(3,206)	(2,233)	(5,439)
	-	-	-

The Company’s net deferred taxes at June 30, 2012 is summarized as follows:

	USA 2012 CDN$000s	Canada 2012 CDN$000s	Total 2012 CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,290	697	1,987
Exploration expenditure	547	1,535	2,082
	1,837	2,232	4,069
Less valuation allowance	(1,837)	2,232)	(4,069)
	-	-	-

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$7,493,000 at September 30, 2012 and expire in years 2023 through 2030. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to CDN$6,642,000.

(11)	Subsequent Events

The Company has evaluated events subsequent to the balance sheet date for disclosure and/or recognition in consolidated financial statements through the date that the consolidated financial statements were issued, and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements other than noted herein.

On October 16, 2012 Acadian announced that it has entered into a agreement for the sale of its Goldenville assets.  Acadian will receive CDN$350,000 for the Goldenville assets comprised of a non-refundable deposit of CDN$100,000 paid on signing of the agreement and the balance within sixty days, subject to completion of satisfactory due diligence by the purchaser. In addition, Acadian will retain a 1% net smelter return royalty on the claims, with a CDN$500,000 buyout option.

 In October 2012 the Company completed the sale of 10,783,145 common shares of Acadian that it owned, for CDN$ 1,401,809, representing approximately 19.9% of Acadian’s common shares. The common shares were sold to an unaffiliated third party, at a price of CDN$0.13, which represents a significant premium to the market price. Following the sale, the Company holds 17,427,730 common shares representing approximately 32.16% of the issued and outstanding common shares of Acadian. In addition, the Company holds a convertible debenture of Acadian in the principal amount of CDN$420,000. The debenture is convertible into common shares of Acadian at the option of the Company at a price of CDN$0.12 (approximately 3.5 million shares) at any time until June 6, 2014.

On November 12, 2012, the Company gave notice under the Canadian early warning regime that it intends to sell a further 18% interest in Acadian which would decrease the Company’s holding in Acadian to approximately 14.16%.

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

The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

3 months ended September 30, 2011                                                                           CDN$1.00 = US$.96818
3 months ended September 30, 2012                                                                           CDN$1.00 = US$1.0167
3 months ended September 30, 2011                                                                           CDN$1.00 = A$0.98860
3 months ended September 30, 2012                                                                           CDN$1.00 = A$0.9796

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011 does not always present a true comparison.

GENERAL

Golden River Resources is a gold exploration company focussing its activities in Canada.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation  ("Acadian") to subscribe in a private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  In February 2012, it sold 19.9% of Acadian and at June 30, 2012 it held 52.06% of Acadian.  As at September 30, 2012 Golden River holds 52.06% interest in Acadian.  Subsequent to September 30, 2012 Golden River announced it had sold 10,783,145 shares in Acadian at a price of CDN$0.13 for CDN$1,401,809 which decreased the Company’s holding in Acadian to 32.16%.  On November 12, 2012, the Company gave notice under the Canadian early warning regime that it intends to sell a further 18% interest in Acadian and if it proceeds with that sale, it will hold a 14.16% interest in Acadian.

As a result of the decision by Golden River to sell down its shareholding in Acadian, the results of operations of Acadian have been treated as discontinued operations.  See footnote 8 to the consolidated financial statements for further information.  As a result, the management discussion and analysis relates to the activities of Golden River only and, and does not include a discussion of Acadian activities unless otherwise stated.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011.

Costs and expenses decreased from CDN$149,000 in the three months ended September 30, 2011 to CDN$104,000 in the three months ended September 30, 2012.

The decrease in costs and expenses is a net result of:

a)
a decrease in the exploration expenditure expense from CDN$60,000 for the three months ended September 30, 2011 to CDN$nil for the three months ended September 30, 2012. The costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken during the three months ended September 30, 2011.  During fiscal 2012, the Company relinquished the Committee Bay and Slave properties in Canada as it believed the cost of holding and exploring the claims is excessive given the Company financial position.

b)
a decrease in legal, accounting and professional expense from CDN$24,000 for the three months ended September 30, 2011 to CDN$22,000 for the three months ended September 30, 2012. Included within legal, accounting and professional expense for the three months ended September 30, 2012 is CDN$22,000 (2011: CDN$24,000) for costs associated with the Company’s SEC compliance obligations

c)
An increase in administrative costs including salaries from CDN$65,000 in the three months ended September 30, 2011 to CDN$82,000 in the three months ended September 30, 2012. The increase relates to the increase in head office salaries, and a increase in office and statutory filing costs.

As a result of the foregoing, the loss from continuing operations decreased from CDN$149,000 for the three months ended September 30, 2011 to CDN$104,000 for the three months ended September 30, 2012.

The Company recorded a foreign currency exchange loss of CDN$3,000 for the three months ended September 30, 2012 and CDN$16,000 for the three months ended September 30, 2011, primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

The loss from continuing operations before income taxes for the three months ended September 30, 2012 was CDN$107,000 compared to CDN$165,000 for the three months ended September 30, 2011.

The Company recorded a benefit for deferred income tax of CDN$40,000 for the three months ended September 30, 2011, as a result of acquisition of further shares in Acadian and an update of net operating loss carry-forward in Canada.  There were no transactions that gave rise to a benefit for the three months ended September 30, 2012.

The loss from continuing operations for the three months ended September 30, 2012 was CDN$107,000 compared to CDN$125,000 for the three months ended September 30, 2011.

The net loss from discontinued operations for the three months ended September 30, 2012, was CDN$667,000 compared to CDN$1,417,000 for the three months ended September 30, 2011. Refer to footnote 8 for further information on the discontinued operations.

The net loss was CDN$774,000 for the three months ended September 30, 2012 compared to a net loss of CDN$1,542,000 for the three months ended September 30, 2011.

The share of the loss attributable to the non-controlling interests of Acadian amounted to CDN$318,000 for the three months ended September 30, 2012 compared to CDN$398,000 for the three months ended September 30, 2011. At September 30, 2012, the Company’s interest in Acadian was 52.06%

The net loss attributable to Golden River Resources stockholders amounted to CDN$456,000 for the three months ended September 30, 2012 compared to CDN$1,144,000 for the three months ended September 30, 2011.

Liquidity and Capital Resources

For the three months ended September 30, 2012, net cash used by operating activities was CDN$1,003,000 including discontinued operations primarily consisting of the net loss of CDN$774,000; a decrease in accounts payable and accrued expenses for continuing operations of CDN$115,000; net cash provided by investing activities including discontinued operations of CDN$825,000; and net cash provided by financing  activities of  CDN$521,000 including discontinued operations primarily  consisting of  net borrowing by affiliates of CDN$461,000.

As at September 30, 2012, the Company had short-term obligations of CDN$104,000 being accounts payable and accrued expenses.

We have CDN$9,000 in cash at September 30, 2012.

Since September 30, 2012, the Company has sold a 19.9% interest in Acadian for CDN$1,401,809 and on November 12, 2012, it gave notice under the Canadian early warning regime that it intends to sell a further 18% interest in Acadian.

Our budget for general and administration costs for fiscal 2013 is CDN$500,000.

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

The Company reports in CDN$ and holds cash in Australian dollars. At September 30, 2012, this amounted to A$9,000. A change in the exchange rate between the A$ and the CDN$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the CDN$ exchange rate will have a CDN$90 effect on the consolidated balance sheet and statement of operations.

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

(b)           Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)           Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

See Item 2 above.

Item 6.	Exhibits.

(a)	Exhibit No.	Description

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: November 19, 2012

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

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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