Form 10-Q
period 2012-12-31
GOLDEN RIVER RESOURCES CORP.
filed 2013-02-14
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2012
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,283 outstanding shares of Common Stock as of February 12, 2013.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	No

SIGNATURES		19

EXHIBIT INDEX		20

Exh. 31.1	Certification	21
Exh. 31.2	Certification	22
Exh. 32.1	Certification	23
Exh. 32.2	Certification	24

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 2012, the results of its consolidated statements of comprehensive income for the three and six month periods ended December 31, 2012 and December 31, 2011 and for the cumulative period July 1, 2002 (inception of exploration activities) to December 31, 2012, and the changes in its consolidated cash flows for the six month period ended December 31, 2012 and December 31, 2011 and for the cumulative period July 1, 2002 (inception of exploration activities) to December 31, 2012  have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	December 31, 2012	June 30, 2012
	CDN$000’s	CDN$000’s
ASSETS

Current Assets:
Cash	30	75
Receivables	27	102
Prepaid expenses and deposits	20	134

Total Current Assets	77	311

Non Current Assets:
Cash held for site remediation	-	109
Property, plant and equipment	-	726
Receivables – affiliates	1,790	479
Investment in and receivable from unconsolidated entity	1,747	-
Mineral rights	-	4,181

Total Non Current Assets	3,537	5,495

Total Assets	3,614	5,806

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	103	425
Convertible debenture	-	121

Total Current Liabilities	103	546

Total Liabilities	103	546

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 and 56,807,408 issued	5	5
Additional paid-in-capital	52,171	52,170
Less treasury stock at cost, 125 shares	(19)	(19)
Retained (deficit) during exploration stage	(23,437)	(27,878)
Retained (deficit) prior to exploration stage	(25,209)	(25,209)

Golden River Resources Stockholders’ (Deficit)	3,511	(931)
Non Controlling Interests of discontinued operations	-	6,191

Total Equity	3,511	5,260

Total Liabilities and Equity	3,614	5,806

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income
Three and Six Months Ended December 31, 2012 and 2011 and for the cumulative period
July 1, 2002 (inception of exploration activities) to December 31, 2012
(Unaudited)

	Three Months Ended December 31, 2012 CDN$000’s	Three Months Ended December 31, 2011 CDN$000’s	Six Months Ended December 31, 2012 CDN$000’s	Six Months Ended December 31, 2011 CDN$000’s	July 1, 2002 to December 31,2012 CDN$000’s

Revenues	$-	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	-	-	-	-	2,760
Exploration expenditure	-	37	-	97	4,537
Interest expense (income), net	-	-	-	-	397
Legal, accounting and professional	28	25	50	49	2,036
Administration expenses	229	55	311	120	4,330

Total costs and expenses	257	117	361	266	14,060

(Loss) from operations	(257)	(117)	(361)	(266)	(14,060)

Foreign currency exchange (loss)	(12)	(4)	(15)	(20)	(458)
Impairment of equity investment	(335)	-	(335)	-	(335)
Other income:
Interest income – net, related entity	-	-	-	-	5
– Other	17	-	17	-	28

Profit/(loss) from continuing operations before income taxes	(587)	(121)	(694)	(286)	(14,820)

Benefit for deferred income taxes	-	6,333	-	6,373	-

Profit/(loss) from continuing operations before (losses) of unconsolidated entities	(587)	6,212	(694)	6,087	(14,820)
Equity in (losses) of unconsolidated entity	(58)	-	(58)	-	(318)

Net profit/(loss) from continuing operations	(645)	6,212	(752)	6,087	(15,138)

Discontinued Operations
Gain on disposal of discontinued operations	5,542	-	5,542	-	5,542
Equity in profits of unconsolidated entities	-	-	-	-	234
Net profit/(loss) from discontinued operations	5	(33,974)	(662)	(1,417)	(10,501)
Impairment of mineral rights	-	-	-	-	(35,583)
Adjustment to fair value on stepped acquisition	-	-	-	-	7,433
Gain on bargain purchase	-	-	-	-	10,305
Net profit/(loss) attributable to non-controlling interests of discontinued operations	(5)	9,527	313	398	14,182

Net profit/(loss) from discontinued operations	5,542	(24,447)	5,193	(1,019)	(8,388)

Net profit/(loss) attributable to Golden River Resources stockholders	4,897	(18,235)	4,441	5,068	(23,526)

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	89

Comprehensive income/ (loss) attributable to Golden River Resources stockholders	4,897	(18,235)	4,441	5,068	(23,437)

Amounts attributable to Golden River Resources stockholders:
Basic and diluted net gain/(loss) per common equivalent share
Net gain/(loss) from continuing operations per share	(0.01)	0.11	(0.01)	0.11	(0.97)
Net gain/(loss) from discontinued operations per share	0.10	(0.43)	0.09	(0.02)	(0.54)
Basic and diluted net gain/(loss) per common equivalent shares	0.09	(0.32)	0.08	(0.09)	(1.51)

Weighted average number of common equivalent shares used per share calculation	56,807	56,807	56,807	56,807	15,488

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2012 and 2011 and for the cumulative period
July 1, 2002 (inception of exploration activities) to December 31, 2012
(Unaudited)

	Six Months Ended December 31, 2012 CDN$000’s	Six Months Ended December 31, 2011 CDN$000’s	July 1, 2002 to December 31, 2012 CDN$000’s
CASH FLOW FROM OPERATING ACTIVITIES – CONTINUING OPERATIONS

Net income/(loss)	(752)	(6,082)	(15,138)

Adjustments to reconcile net income/(loss) to net cash (used) in operating activities
Foreign currency exchange loss	15	20	458
Stock based compensation	-	-	2,721
Benefit/(provision) for deferred income taxes	-	(6,373)	-
Equity in losses of non-consolidated entities	58	-	318
Loss on equity investment	335	-	335
Accrued interest added to principal	-	-	173
Net change net of disposition and acquisition in:
Receivables	62	(12)	(872)
Staking deposit	-	-	22
Prepaid expenses and deposits	19	(8)	(20)
Accounts payable and accrued expenses	(256)	5	(96)
Net Cash (Used) in Operating Activities	(519)	(281)	(12,099)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary, net of cash acquired	-	(80)	(11,555)
Proceeds of disposal of subsidiary(net)	1,996	-	3,614
Purchase of plant and equipment	-	-	(25)
Net Cash Provided by/(Used) In Investing Activities	1,996	(80)	(7,966)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	404	356	6,257
Repayments to affiliates	(1,874)	-	(7,338)
Proceeds from issuance of stock	-	-	13,861
Sale of warrants (net)	-	-	4,749
Re-purchase of warrants	-	-	(579)
Proceeds from loan payable	-	-	3,261
Net Cash Provided by/(Used) In Financing Activities	(1,470)	356	20,211

Discontinued Operations
Net gain/(loss)	5,193	(1,019)	(8,388)
Operating activities	349	1,019	13,930
Gain on disposal of subsidiary	(5,542)	-	(5,542)
Net cash flows provided by discontinued operations	-	-	-

Effects of Exchange Rate on Cash	12	(2)	(116)

Net Increase/(Decrease) in Cash	19	(7)	30
Cash at Beginning of Period	11	8	-
Total Cash at End of Period	30	1	30

Supplemental Disclosures
Interest Paid	-	-	340

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt	-	-	593
Stock issued for acquisition of properties	-	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2012
(Unaudited)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen-sation	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Balance June 30, 2002	635	-	$(19)	$24,061	-	$(25,209)	-	-	$(1,167)
Net (loss)	-	-		-	$(639)	-	-	-	(639)
Balance June 30, 2003	635	-	$(19)	$24,061	$(639)	$(25,209)	-	-	$(1,806)
Issuance of 175,398 shares and warrants in lieu of debt repayment	175	-	-	$2,331	-	-	-	-	$2,331
Sale of 167,000 shares and warrants	167	-	-	$2,221	-	-	-	-	$2,221
Issuance of 694,306 shares on cashless exercise of options	694	-	-	-	-	-	-	-	$0
Net (loss)	-	-	-	-	$(1,933)	-	-	-	$(1,933)
Balance June 30, 2004	1,671	-	$(19)	$28,613	$(2,572)	$(25,209)	-	-	$813
Issuance of 140,000 options under 2004 stock option plan	-	-	-	$1,646	-	-	$(1,646)	-	$0
Amortization of 140,000 options under 2004 stock option plan	-	-	-	-	-	-	$1,095	-	$1,095
Net (loss)	-	-	-	-	$(3,173)	-	-	-	$(3,173)
Balance June 30, 2005	1,671	-	$(19)	$30,259	$(5,745)	$(25,209)	$(551)	-	$(1,265)
To eliminate deferred compensation against Additional Paid-In Capital	-	-	-	$(551)	-	-	$551	-	$0
Issuance of 1,000,000 shares and 2,000,000 options in lieu of debt repayment	1,000	-	-	$3,321	-	-	-	-	$3,321
Capital gain on shares and options issued in lieu of debt repayment	-	-	-	$(1,610)	-	-	-	-	$(1,610)
Sale of 2,000,000 normal warrants	-	-	-	$827	-	-	-	-	$827
Sale of 1,000,000 special warrants	-	-	-	$887	-	-	-	-	$887
Amortization of 140,000 options under 2004 stock option plan	-	-	-	$532	-	-	-	-	$532
Net (loss)	-	-	-	-	$(1,219)	-	-	-	$(1,219)
Balance June 30, 2006	2,671	-	$(19)	$33,665	$(6,964)	$(25,209)	$-	-	$1,473

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2012
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen-sation	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	$(3)
Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	$19
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	$510
Net (loss)	-	-	-	-	$(1,917)	-	-	-	$(1,917)
Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,881)	$(25,209)	$-	-	$82
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	$333
Net (loss)	-	-	-	-	$(1,046)	-	-	-	$(1,046)
Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(9,927)	$(25,209)	$-	-	$(631)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	$173
Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	$682
Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	$588
Net (loss)	-	-	-	-	$(1,295)	-	-	-	$(1,295)
Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,222)	$(25,209)	$-	-	$(483)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$39	-	-	-		$39
Sale of 9,960,351 shares	9,960	$1	-	$10,763	-	-	-	-	$10,764
Issuance of 300,000 shares as part purchase price of mining properties	300	-	-	$627	-	-	-	-	$627
Re-purchase of warrants	-	-	-	$(579)	-	-	-	-	$(579)
Net (loss) from continuing operations	-	-	-	-	$(4,206)	-	-	-	$(4,206)
Net profit from discontinued operations	-	-	-	-	$14,489	-	-	-	$14,489
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,994	-	-	-	$(1,994)	-
Fair value of non-controlling interest	-	-	-	-	-	-	-	$20,552	$20,552
Net (loss) attributable to non- controlling interests	-	-	-	-	$1,404	-	-	$(1,404)	-
Balance June 30, 2010	22,931	$2	$(19)	$48,810	$465	$(25,209)	$-	$17,154	$41,203

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2012
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen-sation	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Issue of 33,875,000 shares	33,876	$3	-	$3,094	-	-	-	-	$3,097
Amortization of 800,000 options under employee stock option plan	-	-	-	$162	-	-	-	-	$162
Net (loss) from continuing operations	-	-	-	-	$(4,827)	-	-	-	$(4,827)
Net (loss) from discontinued operations	-	-	-	-	$(2,948)	-	-	-	$(2,948)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	$(1,512)	$0
Adjustment due to issue of shares by subsidiary	-	-	-	-	-	-	-	$10	$10
Net (loss) attributable to non- controlling interests	-	-	-	-	$846	-	-	$(846)	$0
Balance June 30, 2011	56,807	$5	$(19)	$53,578	$(6,464)	$(25,209)	$-	$14,806	$36,697
Amortization of 1,100,000 options under employee stock option plan	-	-	-	$58	-	-	-	-	$58
Net profit from continuing operations	-	-	-	-	$5,958	-	-	-	$5,958
Net (loss) from discontinued operations	-	-	-	-	$(38,991)	-	-	-	$(38,991)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$168	-	-	-	$(248)	$(80)
Adjustment for sale of investment in consolidated subsidiary	-	-	-	$(1,634)	-	-	-	$3,252	$1,618
Net (loss) attributable to non- controlling interests	-	-	-	-	$11,619	-	-	$(11,619)	$0
Balance June 30, 2012	56,807	$5	$(19)	$52,170	$(27,878)	$(25,209)	$-	$6,191	$5,260
Amortization of 1,100,000 options under employee stock option plan	-	-	-	$1	-	-	-	-	$1
Net profit from continuing operations	-	-	-	-	$(752)	-	-	-	$(752)
Net (loss) from discontinued operations	-	-	-	-	$(4,880)	-	-	-	$(4,880)
Adjustment for deconsolidation of subsidiary	-	-	-	-	-	-	-	$(5,878)	$(5,878)
Net (loss) attributable to non- controlling interests	-	-	-	-	$313	-	-	$(313)	$0
Balance December 31, 2012	56,807	$5	$(19)	$52,171	$(23,437)	$(25,209)	$-	$-	$3,511

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

(1)	Organisation

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is Northern Capital Resources Corporation (“NCRC”) which owned 96.6% of Golden River Resources as of December 31, 2012.

Golden River Resources is a gold exploration company focusing its activities in Canada.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in a private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  In February 2012, it sold 19.9% of Acadian and since that time it has sold a further 29.80% interest and at December 31, 2012 it holds 22.20% of Acadian.  Golden River Resources has given notice under the Canadian early warning regime that it intends to sell a further interest in Acadian, and if it proceeds with that sale, it will hold a 7.25% interest in Acadian (Note 8).

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Golden River Resources and its subsidiary (collectively “the Company”). All intercompany balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year presentation, including amounts related to discontinued operations.

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

The Company's consolidated financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Golden River Resources is an exploration stage company which has not yet commenced revenue producing operations and has sustained recurring losses since inception, all of which raises substantial doubt as to its ability to continue as a going concern.

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

During the six months ended December 31, 2012, AXIS repaid the Company CDN$404,000 and provided services in accordance with the service agreement of CDN$269,000 and the Company advanced AXIS CDN$792,000. The amount owed by AXIS at December 31, 2012 was CDN$598,000 and is reflected in non current assets – receivables from affiliates. During the six months ended December 31, 2012, the Company did not charge interest.

During the six months ended December 31, 2011, AXIS advanced the Company CDN$231,000 and provided services in accordance with the service agreement of CDN$127,000. The amount owed to AXIS at December 31, 2011 was CDN$413,000 and during the six months ended December 31, 2011, AXIS did not charge interest. The amount owing to AXIS has been repaid in the third quarter of 2012.

During fiscal 2010, the Company sold shares of common stock to NCRC, a Nevada corporation, pursuant to certain subscription agreements. Mr Joseph Gutnick, the Company’s President, is the Chairman and Chief Executive Officer of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC. As of December 31, 2012, NCRC owned approximately 96.6% of the outstanding common stock of the Company. During the six months ended December 31, 2012 the Company advanced NCRC CDN$1,193,000 and is reflected in non current assets – receivables from affiliates. This loan is non interest bearing.

During the six months ended December 31, 2012, Golden River advanced Acadian CDN$140,000 in funds for operating expenditure and incurred expenditure on behalf of Acadian of CDN$2,000. This loan is non interest bearing and is due on or before June 6, 2014.  As of December 31, 2012 the amount remains unpaid  and is reflected in non current assets – investment in and receivable from unconsolidated entity(see note 7).

(4)	Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At December 31, 2012, the options are fully vested.

Since the issue of the options, 120,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at December 31, 2012 are as follows:

	Outstanding	Outstanding	Exercisable	Exercisable
Number of options	80,000	405,000	80,000	405,000
Exercise price	CDN$10.00	CDN$3.08	CDN$10.00	CDN$3.08
Expiration date	October 15, 2014	October 15, 2016	October 15, 2014	October 15, 2016

(5)	Profit /(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(6)	Fair Value Of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses, note receivable and advances due from affiliates. The carrying amounts of receivables, accounts payable and accrued expenses, note receivable approximate their respective fair values because of the short maturities of these expenses. The fair values of advances due/from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The Company’s investment in unconsolidated subsidiary approximate fair value (see note 7).

(7)	Investments In and Receivable From Acadian Mining Corporation (“Acadian”)

The Company‘s interest in Acadian at December 31, 2012 is 22.20%. At December 31, 2012 the carrying value of the investment was CDN$1,167,000. For the two months ended December 31, 2012, the Company recorded an equity loss in Acadian of CDN$58,000. At December 31, 2012, the investment in the unconsolidated entity is accounted for under the equity method.

The following table presents summary unaudited financial information for Acadian as of December 31, 2012 and for the six months then ended. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

December 2012 CDN$000s
Current assets	688
Non- current assets	497
Total assets	1,185
Current liabilities	901
Total liabilities	901
Total shareholders’ equity	284
Net (loss)	(231)

The excess carrying value of this equity investment to the Company’s share of underlying equity in the net assets of the investee at December 31, 2012 is CDN$1,104,000 and represents mineral rights which have indefinite lives. The CDN$1,167,000 carrying value of the Company’s 22.2% interest in Acadian approximates fair value of Acadian.

The Company’s investment in and receivables from Acadian at December 31, 2012 is composed of the following:

CDN$000s
Fair value of equity investment	1,167
Note receivable (note 9)	438
Advance receivable (note 3)	142
Investment in and receivable from unconsolidated entity	1,747

(8)	Deconsolidation

At December 31, 2011, the Company’s holding in Acadian was 71.96%. In February 2012, the Company sold 19.9% of Acadian.

In September 2012, after approaches from third parties, the Company’s board of directors authorised management to begin negotiations with interested parties to sell its remaining interest in Acadian. As at October 31, 2012 the Company had completed the sale of 10,783,145 common shares of Acadian that it owned for CND$1,401,809, representing approximately 19.9% of Acadian’s common shares. The common shares were sold to an unaffiliated third party, at a price of CND$0.13. As at December, 31 2012 the Company had sold a further 5,400,000 common shares of Acadian that it owned for CDN$594,000. The common shares were sold to an unaffiliated third party, at a price of CND$0.11.

As at October 31, 2012 upon the sale of approximately 19.90% of its investment in Acadian, the Company lost its controlling interest in Acadian. The sale resulted in a gain in the amount of CDN$5,542,000 which represents (i) the cash proceeds from the sale and the fair value of the retained interest and (ii) the net liabilities of Acadian at the date of consolidation. The gain is included in the Consolidated Statements of Comprehensive Income under gain on deconsolidation. The fair value of the remaining investment in Acadian was based on the recent sale of Acadian shares to unrelated parties by the Company.

Assets and liabilities at October 31, 2012, the date of deconsolidation and the comparative June 30, 2012 consist of the following:

	October 31, 2012 CDN$	June 30, 2012 CDN$
Assets
Current assets	974,706	173,720
Cash held for remediation	108,830	108,830
Property, plant and equipment	399,036	725,579
Mineral rights	3,264,729	4,180,958
Total assets	4,747,301	5,189,087

Liabilities
Current liabilities	856,896	356,999
Total liabilities related to assets	856,896	356,999
Non-controlling interests	5,878,548	6,190,744
Net book value of assets at deconsolidation	(1,988,143)	(1,358,656)

The Company’s interest in Acadian at December 31, 2012 is 22.20%. On February 11, 2013, the Company gave notice under the Canadian early warning regime that it intends to sell a further interest in Acadian which would decrease the Company’s holding in Acadian to 7.25%. At December 31, 2012, the Company reviewed the carrying amount of its investment in Acadian, and as a result, recorded an impairment adjustment in the amount of CDN$335,000.

(9)           Note Receivable

During fiscal 2012, Golden River purchased $420,000 of debentures in its former consolidated subsidiary Acadian. The debentures are unsecured and convertible into common shares of the Acadian at the holder’s option at a price of $0.12 per common share, currently, at any time to June 6, 2014. Should the Company choose not to convert the debenture into common shares within the time then the debenture will be repayable in full at the end of that period. The debentures have an interest rate of 8% per annum accruing daily and compounded monthly in arrears.  Such interest will only become payable in the event that the Company does not elect to convert the debentures into common shares. The amount of interest payable to the Company as at December 31, 2012 is CDN$18,000. The total amount payable to the Company at December 31, 2012 is CDN$438,000 and is reflected in non current assets – investment in and receivable from unconsolidated subsidiary.

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

The Company is subject to taxation in both the USA and Canada.

The Company’s net deferred taxes at December 31, 2012 is summarized as follows:

	USA 2012 CDN$000s	Canada 2012 CDN$000s	Total 2012 CDN$000s

Deferred tax assets
Net operating loss carry-forward	2,375	321	2,696
Exploration expenditure	557	1,535	2,092
	2,932	1,856	4,788
Less valuation allowance	(2,932)	(1,856)	(4,788)
	-	-	-

The Company’s net deferred taxes at June 30, 2012 is summarized as follows:

	USA 2012 CDN$000s	Canada 2012 CDN$000s	Total 2012 CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,290	697	1,987
Exploration expenditure	547	1,535	2,082
	1,837	2,232	4,069
Less valuation allowance	(1,837)	(2,232)	(4,069)
	-	-	-

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$6,786,000 at December 31, 2012 and expire in years 2023 through 2030. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to CDN$5,353,000.

(11)	Subsequent Events

The Company has evaluated events and transactions after the balance sheet date and, through the date the consolidated financial statements were issued and believes that all relevant disclosures have been included herein and there are no other events which require recognition or disclosure in the accompanying consolidated financial statements, other than disclosed herein.

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

The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

6 months ended December 31, 2011                                                                           CDN$1.00 = US$.98044
6 months ended December 31, 2012                                                                           CDN$1.00 = US$1.0033
6 months ended December 31, 2011                                                                           CDN$1.00 = A$0.96344
6 months ended December 31, 2012                                                                           CDN$1.00 = A$0.9673

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the three months ended December 31, 2012 to the three months ended December 31, 2011 does not always present a true comparison.

GENERAL

Golden River Resources is a gold exploration company focusing its activities in Canada.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation ("Acadian") to subscribe in a private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  In February 2012, it sold 19.9% of Acadian and at June 30, 2012 it held 52.06% of Acadian.  During the December 2012 quarter, Golden River sold 10,783,145 shares in Acadian at a price of CDN$0.13 for CDN$1,401,809 and 5,400,000 shares at a price of CDN$0.11 for CDN$594,000. As at December 31, 2012 Golden River holds 22.20% interest in Acadian. On February 11, 2013 the Company gave notice under the Canadian early warning regime that it intends to sell a further interest in Acadian and if it proceeds with that sale, it will hold 7.25% interest in Acadian.

Following the sale of Acadian shares in October 2012, Golden River’s holding in Acadian amounted to 32.16% and Golden River no longer controlled Acadian.  As a result at October 31, 2012, Golden River de-consolidated the operations of Acadian and, the results of operations of Acadian for November 2012 and December 2012 are accounted using the equity method.  See footnote 8 to the consolidated financial statements for further information.  As a result, the management discussion and analysis relates to the activities of Golden River only  and does not include a discussion of Acadian activities unless otherwise stated.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011.

Costs and expenses increased from CDN$117,000 in the three months ended December 31, 2011 to CDN$257,000 in the three months ended December 31, 2012.

The increase in costs and expenses is a net result of:

a)
a decrease in the exploration expenditure expenses from CDN$37,000 for the three months ended December 31, 2011 to CDN$nil for the three months ended December 31, 2012. The costs for the three months ended December 31, 2011 related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken. During fiscal 2012, the Company relinquished the Committee Bay and Slave properties in Canada as it believed the cost of holding and exploring the claims is excessive given the Company’s financial position.

b)
an increase in legal, accounting and professional expense from CDN$25,000 for the three months ended December 31, 2011 to CDN$28,000 for the three months ended December 31, 2012. The expenses for the three months ended December 31, 2012 consisted of costs associated with the Company’s SEC compliance obligations.

c)
an increase in administrative costs including salaries from CDN$55,000 in the three months ended December 31, 2011 to CDN$229,000 in the three months ended December 31, 2012. The increase relates to the increase in head office salaries, increase in corporate travel relating to negotiations for the sale of the Acadian interest and increase in office and statutory filing costs.

As a result of the foregoing, the loss from operations increased from CDN$117,000 for the three months ended December 31, 2011 to CDN$257,000 for the three months ended December 31, 2012.

As a result of the foregoing, the loss from operations increased from CDN$117,000 for the three months ended December 31, 2011 to CDN$257,000 for the three months ended December 31, 2012.

The Company recorded a foreign currency exchange loss of CDN$12,000 for the three months ended December 31, 2012 and CDN$4,000 for the three months ended December 31, 2011, primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

In November 2012, the Company sold a further 5,400,000 shares in Acadian at price of CDN$0.11 for CDN$594,000, reviewed the carrying amount of is investment in Acadian and recorded a loss on equity investment of CDN$335,000 for the three months ended December 31, 2012.

The loss from continuing operations before income taxes for the three months ended December 31, 2012 was CDN$587,000 compared to a loss of CDN$121,000 for the three months ended December 31, 2011.

The Company recorded a benefit for deferred income tax of CDN$6,333,000 for the three months ended December 31, 2011, as a result of the acquisition of further shares in Acadian and an update of net operating loss carry-forward in Canada.  There were no transactions that gave rise to a benefit for the three months ended December 31, 2012.

The Company recorded a loss from equity in unconsolidated entity of CDN$58,000 for the three months ended December 31, 2012 compared to CDN$nil for the three months ended December 31, 2011.

The Company recorded a gain on disposal of discontinued operations of CDN$5,542,000 (refer Note 8) for the three months ended December 31, 2012; and a net loss from discontinued operations of CDN$33,974,000 for the three months ended December 31, 2011 which was offset by the share of net profit/loss attributable to non-controlling interests of discontinued operations of CDN$9,527,000.

The net profit attributable to Golden River Resources stockholders amounted to CDN$4,897,000 for the three months ended December 31, 2012 compared to a net loss of CDN$18,235,000 for the three months ended December 31, 2011.

Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011.

Costs and expenses increased from CDN$266,000 in the six months ended December 31, 2011 to CDN$361,000 in the six months ended December 31, 2012.

The increase in costs and expenses is a net result of:

a)
a decrease in the exploration expenditure expenses from CDN$97,000 for the six months ended December 31, 2011 to CDN$nil for the six months ended December 31, 2012. The costs for the six months ended December 31, 2011 related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken.  During fiscal 2012, the Company relinquished the Committee Bay and Slave properties in Canada as it believed the cost of holding and exploring the claims is excessive given the Company’s financial position.

b)
an increase in legal, accounting and professional expense from CDN$49,000 for the six months ended December 31, 2011 to CDN$50,000 for the six months ended December 31, 2012. The expenses for the six months ended December 31, 2012 consisted of costs associated with the Company’s SEC compliance obligations

c)
an increase in administrative costs including salaries from CDN$120,000 in the six months ended December 31, 2011 to CDN$311,000 in the six months ended December 31, 2012. The increase relates to the increase in head office salaries, increase in corporate travel relating to negotiations for the sale of the Acadian interest and increase in office and statutory filing costs.

As a result of the foregoing, the loss from operations increased from CDN$266,000 for the six months ended December 31, 2011 to CDN$361,000 for the six months ended December 31, 2012.

In November 2012, the Company sold a further 5,400,000 shares in Acadian at price of CDN$0.11 for CDN$594,000, reviewed the carrying amount of is investment in Acadian and recorded a loss on equity investment of CDN$335,000 for the six months ended December 31, 2012.

The loss from continuing operations before income taxes for the six months ended December 31, 2012 was CDN$694,000 compared to a loss of CDN$286,000 for the six months ended December 31, 2011.

The Company recorded a benefit for deferred income tax of CDN$6,373,000 for the six months ended December 31, 2011, as a result of the acquisition of further shares in Acadian and an update of net operating loss carry-forward in Canada.  There were no transactions that gave rise to a benefit for the six months ended December 31, 2012.

The Company recorded a loss from equity in unconsolidated entity of CDN$58,000 for the six months ended December 31, 2012 compared to CDN$nil for the six months ended December 31, 2011.

The Company recorded a gain on disposal of discontinued operations of CDN$5,542,000 (refer Note 8) for the six months ended December 31, 2012; and a net loss from discontinued operations of CDN$662,000 for the six months ended December 31, 2012 (2011: loss CDN$1,417,000) which was offset by the share of net loss attributable to non-controlling interests of discontinued operations of CDN$313,000(2011: loss CDN$398,000).

The net profit attributable to Golden River Resources stockholders amounted to CDN$4,441,000 for the six months ended December 31, 2012 compared to CDN$5,068,000 for the six months ended December 31, 2011.

Liquidity and Capital Resources

For the six months ended December 31, 2012, net cash used by operating activities was CDN$519,000  primarily consisting of the net profit of CDN$752,000; offset by non-cash items being  loss on equity investment of CDN$335,000 and a decrease in accounts payable and accrued expenses of CDN$256,000. Net cash provided by investing activities was CDN$1,996,000 being the proceeds from the disposal of 16,183,145 shares in Acadian and net cash used in financing activities of CDN$1,470,000 being net repayment of borrowings to affiliates. The net cash flows provided bt discontinued operations were CDN$nil comprising  of a net gain on discontinued operations of CDN$5,193,000, on operating activities of CDN$349,000 offset by a gain on disposal of subsidiary of CDN$5,542,000.

As at December 31, 2012, the Company had short-term obligations of CDN$103,000 being accounts payable and accrued expenses.

We have CDN$30,000 in cash at December 31, 2012.

On February 11, 2013 the Company gave notice under the Canadian early warning regime that it intends to sell a further interest in Acadian and if it proceeds with that sale, it will hold 7.25% interest in Acadian.

Our budget for general and administration costs for fiscal 2013 is CDN$500,000. We are searching for new business opportunities and are not planning any exploration related activities in the short term.

The Company has his historically funded its activities from funds provided by capital raising through the issuance of its shares and advances from affiliated entities.  We are currently investigating further capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

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

The Company reports in CDN$ and holds cash in Australian dollars. At December 31, 2012, this amounted to CDN$30,000. A change in the exchange rate between the A$ and the CDN$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the CDN$ exchange rate will have a CDN$300 effect on the consolidated balance sheet and statement of operations.

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

(b)           Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Exhibit No.	Description

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: February 12, 2013

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

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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