Form 10-Q
period 2013-03-31
GOLDEN RIVER RESOURCES CORP.
filed 2013-05-15
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

—————————
FORM 10-Q
—————————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2013
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,283 outstanding shares of Common Stock as of May 12, 2013.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐	Yes	☐	No

SIGNATURES		18

EXHIBIT INDEX		19

Exh. 31.1	Certification	20
Exh. 31.2	Certification	21
Exh. 32.1	Certification	22
Exh. 32.2	Certification	23

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2013, the results of its consolidated statements of comprehensive income for the three and nine month periods ended March 31, 2013 and March 31, 2012 and for the cumulative period July 1, 2002 (inception of exploration activities) to March 31, 2013, and the changes in its consolidated cash flows for the nine month period ended March 31, 2013 and March 31, 2012 and for the cumulative period July 1, 2002 (inception of exploration activities) to March 31, 2013  have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	March 31, 2013	June 30, 2012
	CDN$000’s	CDN$000’s
ASSETS

Current Assets:
Cash	205	75
Receivables	28	102
Prepaid expenses and deposits	10	134

Total Current Assets	243	311

Non Current Assets:
Cash held for site remediation	-	109
Property, plant and equipment	-	726
Receivables – affiliates	1,321	479
Investment in and receivable from other entity	1,105	-
Mineral rights	-	4,181

Total Non Current Assets	2,426	5,495

Total Assets	2,669	5,806

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	136	425
Convertible debenture	-	121

Total Current Liabilities	136	546

Total Liabilities	136	546

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 and 56,807,408 issued	5	5
Additional paid-in-capital	52,171	52,170
Less treasury stock at cost, 125 shares	(19)	(19)
Retained (deficit) during exploration stage	(24,415)	(27,878)
Retained (deficit) prior to exploration stage	(25,209)	(25,209)

Golden River Resources Stockholders’ Equity/(Deficit)	2,533	(931)
Non Controlling Interests of discontinued operations	-	6,191

Total Equity	2,533	5,260

Total Liabilities and Equity	2,669	5,806

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended March 31, 2013 and 2012 and for the cumulative period
July 1, 2002 (inception of exploration activities) to March 31, 2013
(Unaudited)

	Three Months Ended March 31, 2013 CDN$000’s	Three Months Ended March 31, 2012 CDN$000’s	Nine Months Ended March 31, 2013 CDN$000’s	Nine Months Ended March 31, 2012 CDN$000’s	July 1, 2002 to March 31, 2013 CDN$000’s

Revenues	$-	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	-	-	-	-	2,760
Exploration expenditure	-	22	-	119	4,537
Interest expense (income), net	-	-	-	-	397
Legal, accounting and professional	46	65	96	114	2,082
Administration expenses	19	(130)	330	(10)	4,349

Total costs and expenses	65	(43)	426	223	14,125

(Loss)/profit from operations	(65)	43	(426)	(223)	(14,125)

Foreign currency exchange gain/(loss)	24	(56)	9	(76)	(434)
Loss on sale of equity investment and impairment charge	(214)	-	(607)	-	(867)
Allowance for doubtful debt	(732)	-	(732)	-	(732)
Other income:
Interest income – net, related entity	-	-	-	-	5
– Other	9	-	26	-	37

(Loss) from continuing operations before income taxes	(978)	(13)	(1,730)	(299)	(16,116)

Benefit for deferred income taxes	-	-	-	6,373	-

Net profit/(loss) from continuing operations	(978)	(13)	(1,730)	6,074	(16,116)

Discontinued Operations
Gain on disposal of discontinued operations	-	-	5,542	-	5,542
Equity in profits of unconsolidated entities	-	-	-	-	234
Net profit/(loss) from discontinued operations	-	(621)	(662)	(36,012)	(10,501)
Impairment of mineral rights	-	-	-	-	(35,583)
Adjustment to fair value on stepped acquisition	-	-	-	-	7,433
Gain on bargain purchase	-	-	-	-	10,305
Net profit/(loss) attributable to non-controlling interests of discontinued operations	-	266	313	10,191	14,182

Net profit/(loss) from discontinued operations	-	(355)	5,193	(25,821)	(8,388)

Net profit/(loss) attributable to Golden River Resources stockholders	(978)	(368)	3,463	(19,747)	(24,504)

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	89

Comprehensive income/ (loss) attributable to Golden River Resources stockholders	(978)	(368)	3,463	(19,747)	(24,415)

Amounts attributable to Golden River Resources stockholders:
Basic and diluted net gain/(loss) per common equivalent share
Net gain/(loss) from continuing operations per share	(0.02)	(0.00)	(0.03)	0.11	(0.98)
Net gain/(loss) from discontinued operations per share	-	(0.01)	0.09	(0.45)	(0.51)
Basic and diluted net gain/(loss) per common equivalent shares	(0.02)	(0.01)	0.06	(0.35)	(1.49)

Weighted average number of common equivalent shares used per share calculation	56,807	56,807	56,807	56,807	16,435

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2013 and 2012 and for the cumulative period
July 1, 2002 (inception of exploration activities) to March 31, 2013
(Unaudited)

	Nine Months Ended March 31, 2013 CDN$000’s	Nine Months Ended March 31, 2012 CDN$000’s	July 1, 2002 to March 31, 2013 CDN$000’s
CASH FLOW FROM OPERATING ACTIVITIES – CONTINUING OPERATIONS

Net income/(loss)	(1,730)	6,074	(16,116)

Adjustments to reconcile net income/(loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	(9)	76	434
Stock based compensation	-	-	2,721
(Benefit) for deferred income taxes	-	(6,373)	-
Loss on equity investment	607	-	867
Allowance for doubtful debt	732	-	732
Accrued interest added to principal	-	-	173
Net change net of disposition and acquisition in:
Receivables	61	(10)	(873)
Staking deposit	-	-	22
Prepaid expenses and deposits	26	(4)	(13)
Accounts payable and accrued expenses	(208)	(232)	(48)
Net Cash (Used) in Operating Activities	(521)	(469)	(12,101)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary, net of cash acquired	-	(80)	(11,555)
Proceeds of disposal of subsidiary(net)	2,430	1,618	4,048
Purchase of plant and equipment	-	-	(25)
Net Cash Provided by/(Used) In Investing Activities	2,430	1,538	(7,532)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	540	467	6,393
Advances and repayments to affiliates	(2,257)	(597)	(7,721)
Proceeds from issuance of stock	-	-	13,861
Sale of warrants (net)	-	-	4,749
Re-purchase of warrants	-	-	(579)
Proceeds from loan payable	-	-	3,261
Net Cash Provided by/(Used) In Financing Activities	(1,717)	(130)	19,964

Discontinued Operations
Net gain/(loss)	5,193	(1,913)	(8,388)
Operating activities	349	1,913	13,930
Gain on disposal of subsidiary	(5,542)	-	(5,542)
Net cash flows provided by discontinued operations	-	-	-

Effects of Exchange Rate on Cash	2	(47)	(126)

Net Increase/(Decrease) in Cash	194	892	205
Cash at Beginning of Period	11	11	-
Total Cash at End of Period	205	903	205

Supplemental Disclosures
Interest Paid	-	-	340

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt	-	-	593
Stock issued for acquisition of properties	-	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2013
(Unaudited)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen- sation	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Balance June 30, 2002	635	-	$(19)	$24,061	-	$(25,209)	-	-	$(1,167)

Net (loss)	-	-		-	$(639)	-	-	-	(639)

Balance June 30, 2003	635	-	$(19)	$24,061	$(639)	$(25,209)	-	-	$(1,806)

Issuance of 175,398 shares and warrants in lieu of debt repayment	175	-	-	$2,331	-	-	-	-	$2,331

Sale of 167,000 shares and warrants	167	-	-	$2,221	-	-	-	-	$2,221

Issuance of 694,306 shares on cashless exercise of options	694	-	-	-	-	-	-	-	$0

Net (loss)	-	-	-	-	$(1,933)	-	-	-	$(1,933)

Balance June 30, 2004	1,671	-	$(19)	$28,613	$(2,572)	$(25,209)	-	-	$813

Issuance of 140,000 options under 2004 stock option plan	-	-	-	$1,646	-	-	$(1,646)	-	$0

Amortization of 140,000 options under 2004 stock option plan	-	-	-	-	-	-	$1,095	-	$1,095

Net (loss)	-	-	-	-	$(3,173)	-	-	-	$(3,173)

Balance June 30, 2005	1,671	-	$(19)	$30,259	$(5,745)	$(25,209)	$(551)	-	$(1,265)

To eliminate deferred compensation against Additional Paid-In Capital	-	-	-	$(551)	-	-	$551	-	$0

Issuance of 1,000,000 shares and 2,000,000 options in lieu of debt repayment	1,000	-	-	$3,321	-	-	-	-	$3,321

Capital gain on shares and options issued in lieu of debt repayment	-	-	-	$(1,610)	-	-	-	-	$(1,610)

Sale of 2,000,000 normal warrants	-	-	-	$827	-	-	-	-	$827

Sale of 1,000,000 special warrants	-	-	-	$887	-	-	-	-	$887

Amortization of 140,000 options under 2004 stock option plan	-	-	-	$532	-	-	-	-	$532

Net (loss)	-	-	-	-	$(1,219)	-	-	-	$(1,219)

Balance June 30, 2006	2,671	-	$(19)	$33,665	$(6,964)	$(25,209)	$-	-	$1,473

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2013
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen- sation	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	$(3)

Amortization of 140,000 options under 2004 stock option plan	-	-	-	$19	-	-	-	-	$19

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$510	-	-	-	-	$510

Net (loss)	-	-	-	-	$(1,917)	-	-	-	$(1,917)

Balance June 30, 2007	2,671	$-	$(19)	$34,191	$(8,881)	$(25,209)	$-	-	$82

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$333	-	-	-	-	$333

Net (loss)	-	-	-	-	$(1,046)	-	-	-	$(1,046)

Balance June 30, 2008	2,671	$-	$(19)	$34,524	$(9,927)	$(25,209)	$-	-	$(631)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$173	-	-	-	-	$173

Sale of 10,000,000 shares	10,000	$1	-	$681	-	-	-	-	$682

Forgiveness of advances from affiliate	-	-	-	$588	-	-	-	-	$588

Net (loss)	-	-	-	-	$(1,295)	-	-	-	$(1,295)

Balance June 30, 2009	12,671	$1	$(19)	$35,966	$(11,222)	$(25,209)	$-	-	$(483)

Amortization of 465,000 options under 2006 stock option plan	-	-	-	$39	-	-	-		$39

Sale of 9,960,351 shares	9,960	$1	-	$10,763	-	-	-	-	$10,764

Issuance of 300,000 shares as part purchase price of mining properties	300	-	-	$627	-	-	-	-	$627

Re-purchase of warrants	-	-	-	$(579)	-	-	-	-	$(579)

Net (loss) from continuing operations	-	-	-	-	$(4,206)	-	-	-	$(4,206)

Net profit from discontinued operations	-	-	-	-	$14,489	-	-	-	$14,489

Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,994	-	-	-	$(1,994)	-

Fair value of non-controlling interest	-	-	-	-	-	-	-	$20,552	$20,552

Net (loss) attributable to non-controlling interests	-	-	-	-	$1,404	-	-	$(1,404)	-

Balance June 30, 2010	22,931	$2	$(19)	$48,810	$465	$(25,209)	$-	$17,154	$41,203

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2013
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen- sation	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Issue of 33,875,000 shares	33,876	$3	-	$3,094	-	-	-	-	$3,097

Amortization of 800,000 options under employee stock option plan	-	-	-	$162	-	-	-	-	$162

Net (loss) from continuing operations	-	-	-	-	$(4,827)	-	-	-	$(4,827)

Net (loss) from discontinued operations	-	-	-	-	$(2,948)	-	-	-	$(2,948)

Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	$(1,512)	$0

Adjustment due to issue of shares by subsidiary	-	-	-	-	-	-	-	$10	$10

Net (loss) attributable to non-controlling interests	-	-	-	-	$846	-	-	$(846)	$0

Balance June 30, 2011	56,807	$5	$(19)	$53,578	$(6,464)	$(25,209)	$-	$14,806	$36,697

Amortization of 1,100,000 options under employee stock option plan	-	-	-	$58	-	-	-	-	$58

Net profit from continuing operations	-	-	-	-	$5,958	-	-	-	$5,958

Net (loss) from discontinued operations	-	-	-	-	$(38,991)	-	-	-	$(38,991)

Adjustment for additional investment in consolidated subsidiary	-	-	-	$168	-	-	-	$(248)	$(80)

Adjustment for sale of investment in consolidated subsidiary	-	-	-	$(1,634)	-	-	-	$3,252	$1,618

Net (loss) attributable to non-controlling interests	-	-	-	-	$11,619	-	-	$(11,619)	$0

Balance June 30, 2012	56,807	$5	$(19)	$52,170	$(27,878)	$(25,209)	$-	$6,191	$5,260

Amortization of 1,100,000 options under employee stock option plan	-	-	-	$1	-	-	-	-	$1

Net (loss) from continuing operations	-	-	-	-	$(1,730)	-	-	-	$(1,730)

Net profit from discontinued operations	-	-	-	-	$4,880	-	-	-	$4,880

Adjustment for deconsolidation of subsidiary	-	-	-	-	-	-	-	$(5,878)	$(5,878)

Net profit attributable to non-controlling interests	-	-	-	-	$313	-	-	$(313)	$0

Balance March 31, 2013	56,807	$5	$(19)	$52,171	$(24,415)	$(25,209)	$-	$-	$2,533

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013

1.            Organisation

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is Northern Capital Resources Corporation (“NCRC”) which owned 96.6% of Golden River Resources as of March 31, 2012.

Golden River Resources is a gold exploration company focusing its activities in Canada.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  In February 2012, it sold 19.9% of Acadian and since that time it has sold a further 37.11% interest and at March 31, 2013 it holds 12.62% of Acadian.  Golden River Resources has given notice under the Canadian early warning regime that it intends to sell a further interest in Acadian, and if it proceeds with that sale, it will hold no interest in Acadian (Note 8).

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

2.             Recent Accounting Pronouncements

Management believes that there were no recently issued or not yet effective accounting pronouncements that if adopted, would have a material effect on the accompanying consolidated financial statements.

3.             Affiliate Transactions

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

During the nine months ended March 31, 2013, AXIS repaid the Company CDN$540,000 and provided services in accordance with the service agreement of CDN$291,000 and the Company advanced AXIS CDN$1,212,000. The amount owed by AXIS at March 31, 2013 was CDN$860,000. At March 31, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards and has provided a provision for doubtful receivable of CDN$732,000. The net amount of CDN$128,000 is reflected in non current assets – receivables from affiliates. During the nine months ended March 31, 2013, the Company did not charge interest.

During the nine months ended March 31, 2012, AXIS advanced the Company CDN$239,000 and provided services in accordance with the service agreement of CDN$221,000. The Company repaid the amount owing to Axis of CDN$440,000 The amount owed by AXIS at March 31, 2012 was CDN$68,000 and during the nine months ended March 31, 2012, AXIS did not charge interest.

During fiscal 2010, the Company sold shares of common stock to NCRC, a Nevada corporation, pursuant to certain subscription agreements. Mr Joseph Gutnick, the Company’s President, is the Chairman and Chief Executive Officer of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC. As of March 31, 2013, NCRC owned approximately 96.6% of the outstanding common stock of the Company. During the nine months ended March 31, 2013 the Company advanced NCRC CDN$1,193,000 and is reflected in non-current assets – receivables from affiliates. This loan is non-interest bearing.

During the nine months ended March 31, 2013, Golden River advanced Acadian CDN$140,000 in funds for operating expenditure and incurred expenditure on behalf of Acadian of CDN$2,000. This loan is non interest bearing and is due on or before June 6, 2014. As of March 31, 2013 the amount remains unpaid and is reflected in non current assets – investment in and receivable from other entity (see note 7).

4.            Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At March 31, 2013, the options are fully vested.

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

5.             Profit/(Loss) per share

The Company calculates profit/(loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

6.             Fair Value Of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses, note receivable and advances due from affiliates. The carrying amounts of receivables, accounts payable and accrued expenses, note receivable approximate their respective fair values because of the short maturities of these expenses. The fair values of advances due/from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The Company’s investment in unconsolidated subsidiary approximates fair value (see note 7).

7.             Investments In and Receivable From Acadian Mining Corporation (“Acadian”)

The Company‘s interest in Acadian at March 31, 2013 is 12.62%. At March 31, 2013 the carrying value of the investment was CDN$516,000. For the nine months ended March 31, 2013, the Company recorded an equity loss in Acadian of CDN$114,000. On February 14, 2013, the Company sold a further 3,927,730 common shares of Acadian that it owned for CDN$432,050. The common shares were sold to an unrelated third party at a price of CDN$0.11.  As a result of the sale, the Company no longer equity accounted the investment in Acadian. The Company’s investment in Acadian is now classified as a marketable security, and accordingly is presented at its approximate fair market value. At March 31, 2013, the Company reviewed the carrying amount of its investment in Acadian, and as a result, recorded an impairment adjustment in the amount of CDN$493,000.

The Company’s investment in and receivables from Acadian at March 31, 2013 is composed of the following:

CDN$000s
Fair value of investment	516
Note receivable (note 9)	447
Advance receivable (note 3)	142

Investment in and receivable from other entity	1,105

The Company’s interest in Acadian at March 31, 2013 is 12.62%. On February 11, 2013, the Company gave notice under the Canadian early warning regime that it intends to sell a further interest in Acadian which would decrease the Company’s holding in Acadian to nil.

8.             Deconsolidation

At March 31, 2011, the Company’s holding in Acadian was 71.96%. In February 2012, the Company sold 19.9% of Acadian.

In September 2012, after approaches from third parties, the Company’s board of directors authorised management to begin negotiations with interested parties to sell its remaining interest in Acadian. As at October 31, 2012, the Company had completed the sale of 10,783,145 common shares of Acadian that it owned for CDN$1,401,809, representing approximately 19.9% of Acadian’s common shares. The common shares were sold to an unaffiliated third party, at a price of CDN$0.13. As at December 31, 2012 the Company had sold a further 5,400,000 common shares of Acadian that it owned for CDN$594,000. The common shares were sold to an unaffiliated third party, at a price of CDN$0.11.

As at October 31, 2012 upon the sale of approximately 19.90% of its investment in Acadian, the Company lost its controlling interest in Acadian. The sale resulted in a gain in the amount of CDN$5,542,000 which represents (i) the CDN$1,402,000 cash proceeds from the sale and the CDN$2,152,000 fair value of the retained interest and (ii) the CDN$1,988,000 net liabilities of Acadian at the date of consolidation. The gain is included in the Consolidated Statements of Comprehensive Income under gain on deconsolidation. The fair value of the remaining investment in Acadian was based on the recent sale of Acadian shares to unrelated parties by the Company.

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

9.             Note Receivable

During fiscal 2012, Golden River purchased $420,000 of debentures in its former consolidated subsidiary Acadian. The debentures are unsecured and convertible into common shares of the Acadian at the holder’s option at a price of $0.12 per common share, currently, at any time to June 6, 2014. Should the Company choose not to convert the debenture into common shares within the time then the debenture will be repayable in full at the end of that period. The debentures have an interest rate of 8% per annum accruing daily and compounded monthly in arrears.  Such interest will only become payable in the event that the Company does not elect to convert the debentures into common shares. The amount of interest payable to the Company as at March 31, 2013 is CDN$26,000.The total amount payable to the Company at March 31, 2013 is CDN$447,000 and is reflected in non current assets – investment in and receivable from other entity.

10.           Income Taxes

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

The Company is subject to taxation in both the USA and Canada.

The Company’s net deferred taxes at March 31, 2013 is summarized as follows:

	USA 2013 CDN$000s	Canada 2013 CDN$000s	Total 2013 CDN$000s

Deferred tax assets
Net operating loss carry-forward	3,457	2,310	5,767
Exploration expenditure	557	1,535	2,092
	4,014	3,845	7,859
Less valuation allowance	(4,014)	(3,845)	(7,859)
	-	-	-

The Company’s net deferred taxes at June 30, 2012 is summarized as follows:

	USA 2012 CDN$000s	Canada 2012 CDN$000s	Total 2012 CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,290	697	1,987
Exploration expenditure	547	1,535	2,082
	1,837	2,232	4,069
Less valuation allowance	(1,837)	(2,232)	(4,069)
	-	-	-

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$10,563,000 at March 31, 2013 and expire in years 2023 through 2030. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to CDN$11,091,000.

11.           Subsequent Events

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

The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

9 months ended March 31, 2012    CDN$1.00 = US$1.0029
9 months ended March 31, 2013    CDN$1.00 = US$0.9828
9 months ended March 31, 2012    CDN$1.00 = A$0.9656
9 months ended March 31, 2013    CDN$1.00 = A$0.9432

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the nine months ended March 31, 2013 to the nine months ended March 31, 2012 does not always present a true comparison.

GENERAL

Golden River Resources is a gold exploration company focusing its activities in Canada.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation ("Acadian") to subscribe in private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  In February 2012, it sold 19.9% of Acadian and at June 30, 2012 it held 52.06% of Acadian.  During the December 2012 quarter, Golden River sold 10,783,145 shares in Acadian at a price of CDN$0.13 for CDN$1,401,809 and 5,400,000 shares at a price of CDN$0.11 for CDN$594,000. During the March, 2013 quarter, Golden River sold 3,927,730 shares in Acadian at a price of CDN$0.11 for CDN$432,050. As at March 31, 2012 Golden River holds 12.62% interest in Acadian. On February 11, 2013 the Company gave notice under the Canadian early warning regime that it intends to sell a further interest in Acadian and if it proceeds with that sale, it will hold no interest in Acadian.

Following the sale of Acadian shares in October 2012, Golden River’s holding in Acadian amounted to 32.16% and Golden River no longer controlled Acadian.  As a result at October 31, 2012, Golden River de-consolidated the operations of Acadian and, the results of operations of Acadian for the four months from November 2012 to February 2013 are accounted using the equity method.  See footnote 8 to the consolidated financial statements for further information.  As a result, the management discussion and analysis relates to the activities of Golden River only and does not include a discussion of Acadian activities unless otherwise stated.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012.

Costs and expenses increased from CDN$(43,000) in the three months ended March 31, 2012 to CDN$65,000 in the three months ended March 31, 2013.

The increase in costs and expenses is a net result of:

a)
a decrease in the exploration expenditure from CDN$22,000 for the three months ended March 31, 2012 to CDN$nil for the three months ended March 31, 2013. The costs for the three months ended March 31, 2012 related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken. During fiscal 2012, the Company relinquished the Committee Bay and Slave properties in Canada as it believed the cost of holding and exploring the claims is excessive given the Company’s financial position.

b)
a decrease in legal, accounting and professional expense from CDN$65,000 for the three months ended March 31, 2012 to CDN$46,000 for the three months ended March 31, 2013. The expenses for the three months ended March 31, 2013 consisted of costs associated with the Company’s SEC compliance obligations

c)
an increase in administrative costs including salaries from CDN$(130,000) in the three months ended March 31, 2012 to CDN$19,000 in the three months ended March 31, 2013. The increase relates to the increase in head office salaries, increase in corporate travel relating to negotiations for the sale of the Acadian interest and increase in office and statutory filing costs. For the three months ended March 31, 2012 the Company reversed CDN$232,000 in accrued administration costs on confirmation form the IRS of the amount of the penalties for late filing year tax returns.

As a result of the foregoing, the loss from operations increased from a profit of CDN$43,000 for the three months ended March 31, 2012 to a loss of CDN$65,000 for the three months ended March 31, 2013.

The Company recorded a foreign currency exchange gain of CDN$24,000 for the three months ended March 31, 2013 and a loss of CDN$56,000 for the three months ended March 31, 2012, primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

In February 2013, the Company sold a further 3,927,730 shares in Acadian at price of CDN$0.11 for CDN$432,050, and reviewed the carrying amount of is investment in Acadian and recorded a loss on sale of equity investment and impairment charge of CDN$214,000 for the three months ended March 31, 2013.

The Company assessed the receivable from affiliates during the three months ended March 31, 2013 and in accordance with accounting standards, has made an allowance for doubtful debt of CDN$732,000 (three months ended March 31, 2012: CDN$nil).

The loss from continuing operations before income taxes for the three months ended March 31, 2013 was CDN$922,000 compared to a loss of CDN$13,000 for the three months ended March 31, 2012.

The Company recorded a net loss from discontinued operations of CDN$621,000 for the three months ended March 31, 2012 which was offset by the share of net loss attributable to non-controlling interests of discontinued operations of CDN$266,000. There was no net loss from discontinued operations for the three months ended March 31, 2013.

The net loss attributable to Golden River Resources stockholders amounted to CDN$978,000 for the three months ended March 31, 2013 compared to a net loss of  CDN$368,000 for the three months ended March 31, 2012.

Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012.

Costs and expenses increased from CDN$223,000 in the nine months ended March 31, 2012 to CDN$426,000 in the nine months ended March 31, 2013.

The increase in costs and expenses is a net result of:

a)
a decrease in the exploration expenditure from CDN$119,000 for the nine months ended March 31, 2012 to CDN$nil for the nine months ended March 31, 2013. The costs for the nine months ended March 31, 2012 related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties as no field work was undertaken. During fiscal 2012, the Company relinquished the Committee Bay and Slave properties in Canada as it believed the cost of holding and exploring the claims is excessive given the Company’s financial position.

b)
a decrease in legal, accounting and professional expense from CDN$114,000 for the nine months ended March 31, 2012 to CDN$96,000 for the nine months ended March 31, 2013. The expenses for the nine months ended March 31, 2013 consisted of costs associated with the Company’s SEC compliance obligations

d)
an increase in administrative costs including salaries from CDN$(10,000) in the nine months ended March 31, 2012 to CDN$330,000 in the nine months ended March 31, 2013. The increase relates to the increase in head office salaries, increase in corporate travel relating to negotiations for the sale of the Acadian interest and increase in office and statutory filing costs. For the nine months ended March 31, 2012 the Company reversed CDN$232,000 in accrued administration costs on confirmation form the IRS of the amount of the penalties for late filing year tax returns.

As a result of the foregoing, the loss from operations increased from CDN$223,000 for the nine months ended March 31, 2012 to CDN$426,000 for the nine months ended March 31, 2013.

The Company recorded a foreign currency exchange gain of CDN$9,000 for the nine months ended March 31, 2013 and a loss of CDN$76,000 for the nine months ended March 31, 2012, primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

In November 2012 and February 2013, the Company sold a further 9,327,730 shares in Acadian at price of CDN$0.11 for CDN$1,026,050, reviewed the carrying amount of is investment in Acadian and recorded a loss on sale of equity investment and impairment charge of CDN$607,000 for the nine months ended March 31, 2013.

The Company assessed the receivable from affiliates during the nine months ended March 31, 2013 and in accordance with accounting standards, has made an allowance for doubtful debt of CDN$732,000 (nine months ended March 31, 2012: CDN$nil). The carrying value at March 31, 2013 is based on the value of the anticipated services to be provided by the affiliate over the next 12 months.

The loss from continuing operations before income taxes for the nine months ended March 31, 2013 was CDN$1,616,000 compared to a loss of CDN$299,000 for the nine months ended March 31, 2012.

The Company recorded a benefit for deferred income tax of CDN$6,373,000 for the nine months ended March 31, 2012, as a result of the acquisition of further shares in Acadian and an update of net operating loss carry-forward in Canada.  There were no transactions that gave rise to a benefit for the nine months ended March 31, 2013.

The Company recorded a gain on disposal of discontinued operations of CDN$5,542,000 (refer Note 8) for the nine months ended March 31, 2013; and a net loss from discontinued operations of CDN$662,000 for the nine months ended March 31, 2013 (2012: loss CDN$36,012,000) which was offset by the share of net profit attributable to non-controlling interests of discontinued operations of CDN$313,000(2012: profit CDN$10,191,000).

The net profit attributable to Golden River Resources stockholders amounted to CDN$3,463,000 for the nine months ended March 31, 2013 compared to a loss of CDN$19,747,000 for the nine months ended March 31, 2012.

Liquidity and Capital Resources

For the nine months ended March 31, 2013, net cash used by operating activities was CDN$521,000  consisting primarily of the net loss of CDN$1,730,000; offset by non-cash items being  loss on equity investment of CDN$607,000; allowance for doubtful debt CDN$732,000 and a decrease in accounts payable and accrued expenses of CDN$208,000. Net cash provided by investing activities was CDN$2,430,000 being the proceeds from the disposal of 20,110,875 shares in Acadian and net cash used in financing activities of CDN$1,717,000 being advances to affiliates. The net cash flows provided by discontinued operations were CDN$nil comprising  of a net gain on discontinued operations of CDN$5,193,000, on operating activities of CDN$349,000 offset by a gain on disposal of subsidiary of CDN$5,542,000.

 As at March 31, 2013, the Company had short-term obligations of CDN$136,000 being accounts payable and accrued expenses.

We have CDN$205,000 in cash at March 31, 2013.

On February 11, 2013 the Company gave notice under the Canadian early warning regime that it intends to sell a further interest in Acadian and if it proceeds with that sale, it will hold no interest in Acadian.

Our budget for general and administration costs for fiscal is CDN$200,000. We are searching for new business opportunities and are not planning any exploration related activities in the short term.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and advances from affiliated entities.  We are currently investigating further capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q’s forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the “Act”) which become law in March 1995.  In order to obtain the benefits of the “safe harbor” provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company’s actual results and are in the future likely to affect the Company’s actual results and cause them to differ materially from those expressed in any such forward looking statements.  This Form 10-Q report contains forward looking statements relating to future financial results.  Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, movements in the foreign exchange rate and the availability of additional financing for the Company. Investors are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Additional information which could affect the Company’s financial results is included in the Company’s Form 10-K on file with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold funds in foreign bank accounts.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal  that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: May 12, 2013

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
101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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