Form 10-K
period 2013-06-30
GOLDEN RIVER RESOURCES CORP.
filed 2013-09-27
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2013
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

x	Yes	No

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$17,059 as at December 31, 2012.

There were 56,807,283 outstanding shares of Common Stock as of September 25, 2013.

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

Item 1                                Business

General

Our name is Golden River Resources Corporation and we sometimes refer to ourselves in this Annual Report as “Golden River Resources”, the “Company” or as “we,” “our,” or “us.” We changed our name from Bay Resources Ltd to Golden River Resources in March 2006. For a number of years, we have been an exploration stage mining company however during fiscal 2013, we sold our controlling interest in our gold assets, which were held through an investment in Acadian Mining Corporation (“Acadian”).    Our principal exploration target is for gold and we are currently searching for new gold opportunities.

We were incorporated in the State of Delaware on February 1, 1973.  We commenced our mineral exploration activities in 2002.  Prior thereto, we were engaged in a number of other business activities that have been discontinued.  Our executive offices are at Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004, Australia. Our website location is www.goldenriverresources.com.  Information included on our website shall not be deemed to be incorporated in this Annual Report.

Currency

The Company’s functional and reporting currency is the Canadian dollar.  References to dollars are to Canadian dollars (CDN$) unless otherwise indicated as being Australian dollars (A$) or United States dollars (US$). For the convenience of the reader, the Canadian Dollar figures for the year ended June 30, 2013 have been translated into United States Dollars (US$) using the rate of exchange at June 30, 2013 of CDN$1.00=US$0.9757.

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

In May 2002, we incorporated a new wholly owned subsidiary, Golden Bull Resources  Corporation (“Golden Bull”) (formerly 4075251 Canada Inc.), a corporation incorporated under the laws of Canada. Golden Bull is the vehicle that was used by the Company to undertake exploration activities for gold on the Committee Bay Properties in Canada. In fiscal 2012, we relinquished the mining licences for the Committee Bay properties.

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

During the fiscal year ended June 30, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. Subsequent to June 30, 2010, NCRC purchased an additional US$1.4 million in the Company’s shares at the same purchase price. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes.  The Company’s Chairman, Chief Executive Officer and President, Mr. Joseph Gutnick, is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 36.52% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr. Gutnick is the Chairman and Chief Executive Officer, owns 31.46% of NCRC.  At June 30, 2013, NCRC holds approximately 96.62% of the outstanding common stock of the Company.

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

On January 31, 2012, the Company entered into a share purchase agreement with an arms-length third party to sell 10,783,145 shares in Acadian at a price of CDN$0.15 for proceeds of CDN$1,617,472.  Closing occurred on February 6, 2012.  Following closing, the Company held 52.06% of Acadian. Between October 2012 and June 2013, the Company sold a further 27,941,375 shares in Acadian for proceeds of CDN$1,026,050 and at June 30, 2013, held 0.50% interest in Acadian.

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

Acadian Mining Corporation

We made our initial investment in Acadian in March 2009 and at June 30, 2012, we owned 52.06% of the issued and outstanding common shares of Acadian.  Since June 30, 2012, we have sold a majority of our interest and at June 30, 2013, held 0.50% interest in Acadian. See “History of the Company”.

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

We have not identified any gold reserves and we cannot guarantee we will ever find any.   Even if we find a gold reserve, there is no assurance that we will be able to mine them. Even if we develop a mine, there is no assurance that we will make a profit. If we do not find gold reserves, you could lose part or all of your investment.

We Will Need Additional Financing To Determine If There Is Gold Or Other Commercial Minerals.

Our success will depend on our ability to raise additional capital. We have not found a commercially viable gold deposit and further exploration is required.  There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make these investments. This could cause the loss of all or part of your investment.

The Report Of Our Independent Registered Public Accounting Firm Contains An Emphasis of Matter Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2013 and 2012 and for the years ended June 30, 2013 and 2012 and for the period July 1, 2002 (inception of exploration stage) through June 30, 2013 includes an emphasis of matter paragraph questioning our ability to continue as a going concern.  This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of CDN$51,043,000 (US$48,516,000) which could raise substantial doubt about our ability to continue as a going concern. In addition, during fiscal 2013, the Company sold its controlling interest in Acadian. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If Our Officers And Directors Stopped Working For Us, We Would Be Adversely Impacted.

None of our executive officers or directors works for us on a full-time basis. There are no proposals or definitive arrangements to compensate our officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. They each have a conflict of interest in that they are officers and directors of other companies. You must rely on their skills and experience in order for us to reach our objective. We have no employment agreements or key man life insurance policy on any of them.  The loss of some or all of these officers and directors could adversely affect our ability to carry on business and could cause you to lose part or all of your investment.

We Are Substantially Dependent Upon AXIS To Carry Out Our Activities

The Company holds a 9.09% interest in AXIS at a cost of A$1 and which is accounted for under the cost method and any profits generated by AXIS are returned to its stockholders in the form of dividends. The majority stockholder (72.73%) of AXIS is a third party independent of the Company Directors and management (J I Gutnick and his family or any of their private companies do not hold any shares in AXIS).

We are substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal and other corporate headquarters functions.  For example, each of our officers is employed by AXIS and, as such, is required by AXIS to devote substantial amounts of time to the business and affairs of the other stockholders of AXIS.

We are one of nine affiliated companies. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS, except that one of these companies, Northern Capital Resources Corp, is our principal stockholder.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest. In addition, there may be conflicts among the Company and the other companies that AXIS provides services to with respect to access to executive and administrative personnel and other resources.

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

Pursuant to a services agreement, AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services.  No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. Further, from time to time we have provided funds to AXIS in advance to ensure that AXIS is able to provide the services under the service arrangements and this may continue into the future. This service agreement may be terminated by us or AXIS on 60 days’ notice.  See “Item 13 - Certain Relationships and Related Party Transactions.”

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

The following table sets out the high and low bid information for the common stock as reported by the OTCBB for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2011
First Quarter	0.75	0.15
Second Quarter	0.50	0.25
Third Quarter	0.35	0.25
Fourth Quarter	0.27	0.08

2012
First Quarter	0.25	0.07
Second Quarter	0.07	0.07
Third Quarter	0.07	0.04
Fourth Quarter	0.04	0.02

2013
First Quarter	0.02	0.02
Second Quarter	0.02	0.02

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of September 25, 2013, there were 56,807,408 shares of common stock issued and outstanding.

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

Shareholders

As of September 25, 2013, the Company had approximately 90 shareholders of record.

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

Our selected consolidated financial data presented below for each of the years in the two-year period ended June 30, 2013, and the balance sheet data at June 30, 2013 and 2012 have been derived from consolidated financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies, LLP (PKF O’Connor Davies), New York, NY. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended June 30, 2013, and Notes thereto, which are included elsewhere in this Annual Report.

(Consolidated Statement of Comprehensive Income (Loss) Data)
(in thousands, except per share data)

	Year ended June 30
	2012	2013	2013 Conv. Transl.
	CDN$000s	CDN$000s	US$000s

Revenues	-	-	-

Costs and expenses	331	530	503

Other income	-	-	-
Other non-operational gains and costs	(84)	(2,619)	(2,490)
Provision/(benefit) for deferred income taxes	6,373	-	-

Net income/(loss) from continuing operations	5,958	(3,149)	(2,993)

Net income/(loss) from discontinued operations	(27,372)	5,193	4,937

Net income/(loss) attributable to Golden River Resources shareholders	(21,414)	2,044	1,944

	CDN$	CDN$	US$

Basic and diluted net income/(loss) per common equivalent shares

Net income/(loss) from continuing operations	0.10	(0.05)	(0.05)
Net income/(loss) from discontinued operations	(0.48)	0.09	0.09

Basic and diluted net income/(loss) per common equivalent shares	(0.38)	0.04	0.04

Weighted average number of shares outstanding (000s)	56,807	56,807	56,807

Balance Sheet Data
	CDN$000s	CDN$000s	US$000s
Total assets	5,806	1,263	1,201
Total liabilities	(546)	(149)	(142)

Total stockholders’ equity	5,260	1,114	1,059

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the Consolidated Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.  This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements.

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

Year ended
June 30
2012	CDN$1.00	=	A$0.9603
	CDN$1.00	=	US$0.9757
2013	CDN$1.00	=	A$1.0400
	CDN$1.00	=	US$0.9505

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of costs and expenses are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of costs between fiscal 2012 and 2013 is not necessarily a true comparison.

Plan of Operation

We had CDN$656,000 in cash at June 30, 2013.

We acquired an interest in Acadian in 2009. Acadian had gold, lead and zinc interests. Acadian sold its lead and zinc interests in 2011. During fiscal 2012 and 2013, we have sold our controlling interest in Acadian. We are now looking for new gold acquisitions interests.

As set out in Item 1 “Employees” the services of our Chief Executive Officer, Chief Financial Officer, geologists, finance and clerical employees are provided by AXIS.

On November 25, 1988, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS has some common management and is incorporated in Australia. AXIS is paid by each company it manages for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company. We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us.  Under the agreement, we are not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first request AXIS to provide the service and AXIS fails to provide the service within one month. As our arrangements with AXIS have evolved, the arrangements have changed, which have verbally been agreed to by AXIS, as a result of the requirements of certain suppliers to be able to deal directly with us. In these cases, AXIS does not charge us a management or service fee in respect to these arrangements with suppliers who deal with us directly. The types of services that are provided directly to us include audit and tax services, legal services, stock transfer services, certain insurance products where we are required to be named, financing facilities in our name and Delaware franchise tax.

Results of Operations

Year ended June 30, 2013 versus Year ended June 30, 2012

Following the sale of Acadian shares in October 2012, Golden River’s holding in Acadian amounted to 32.16% and Golden River no longer controlled Acadian.  As a result at October 31, 2012, Golden River de-consolidated the operations of Acadian and, the results of operations of Acadian for the four months from November 2012 to February 2013 were accounted using the equity method.  See footnote 10 to the consolidated financial statements for further information.  As a result, the management discussion and analysis relates to the activities of Golden River only and does not include a discussion of Acadian activities unless otherwise stated.

As set out in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Plan of Operation, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Total costs and expenses have increased from CDN$331,000 for the year ended June 30, 2012 to CDN$530,000 (US$503,000) for the year ended June 30, 2013.  The increase was a net result of:

a)
A decrease in exploration expenditure written off from CDN$134,000 in fiscal 2012 to CDN$nil in fiscal 2013. The costs related to consultants providing exploration reviews and advice on the Slave and Committee Bay properties decreased as no field work was undertaken during fiscal 2013 by the Company. During fiscal 2013, the Company relinquished the Committee Bay and Slave mineral claims in Canada as it believed that the cost of holding and exploring the claims is excessive given the Company’s financial position.

b)
A decrease in legal, accounting and professional costs from CDN$169,000 in fiscal 2012 compared to CDN$147,000 (US$139,000) in fiscal 2013. During fiscal 2013, we incurred legal expenses of CDN$29,000 (US$29,000) for general legal work; audit fees of CDN$87,000 (US$83,000) for professional services in relation to financial statements, the quarterly reports on Form 10-Q and annual report on Form 10-K; taxation compliance costs of CDN$23,000 (US$22,000); CDN$8,000 (US$8,000) from our stock transfer agent for management of the share register. During fiscal 2012, we incurred legal expenses of CDN$27,000 for general legal work; audit fees of CDN$103,000 for professional services in relation to financial statements, the quarterly reports on Form 10-Q and annual report on Form 10-K; taxation compliance costs of CDN$27,000; CDN$10,000 from our stock transfer agent for management of the share register.

c)
An increase in administrative costs from CDN$28,000 in fiscal 2012 to CDN$383,000 (US$364,000) in fiscal 2013. During fiscal 2013, AXIS charged us CDN$341,000 (US$324,000) for management and service fees, Director’s fees and salaries incurred on behalf of the Company including fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company, travel costs, postage, communications and freight; we incurred CDN$43,000 (US$41,000) for lodgement of Company filings with the SEC; a credit of CDN$3,000 (US$3,000) for Delaware franchise tax. During fiscal 2012, AXIS charged us CDN$243,000 for management and service fees, Director’s fees and salaries incurred on behalf of the Company including fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; we incurred CDN$27,000 for lodgement of Company filings with the SEC; CDN$34,000  for Delaware franchise tax; CDN$19,000 for  general head office costs including communications, postage and freight. The Company reversed CDN$294,000 on confirmation from the IRS of the penalties for late filing of prior year tax returns.

The Company recorded a foreign currency exchange loss of CDN$109,000 (US$104,000) for the year ended June 30, 2013 compared to a foreign currency exchange loss of CDN$84,000 for the year ended June 30, 2012 primarily due to revaluation of advances from affiliates which are denominated in Australian dollars.

In November 2012 and February 2013, the Company sold 9,327,730 shares in Acadian at price of CDN$0.11 for CDN$1,026,050. The loss on equity investment of CDN$607,000 (US$577,000) (2012: CDN$nil) consists of equity losses in Acadian through October 31, 2012 which amounted to CDN$114,000 (US$108,000) and a CDN$493,000 adjustment to fair value of the carrying amount of our investment in Acadian.

The Company assessed the receivable from affiliates during the year ended June 30, 2013 and in accordance with accounting standards, has made an allowance for doubtful debt of CDN$2,199,000 (US$2,090,000) (2012: $nil).

In March 2013, the Company commenced accounting for its 14.95% interest in Acadian at market value. In late June 2013, the Company sold further shares in Acadian and incurred a gain on marketable investment of A$296,000 (US$281,000) (2012: A$nil).

The loss from continuing operations before income taxes for the year ended June 30, 2013 was CDN$3,149,000 (US$2,993,000) compared to CDN$415,000 for the year ended June 30, 2012.

The Company recorded a benefit for deferred income tax of CDN$6,373,000 for the year ended June 30, 2012, as a result of the acquisition of further shares in Acadian and an update of net operating loss carry-forward in Canada. There were no transactions that gave rise to a benefit for deferred income taxes for the year ended June 30, 2013.

The Company recorded a gain on disposal of discontinued operations of CDN$5,542,000 (US$5,268,000) (refer Note 10); a net loss from discontinued operations of CDN$662,000 (US$629,000) which was offset by a share of net profit attributable to non-controlling interests of discontinued operations of CDN$313,000 (US$298,000) for the year ended June 30, 2013 compared to a net loss from discontinued operations of CDN$3,408,000, an impairment of mineral rights of CDN$35,583,000 which was offset by the share of net profit attributable to non-controlling interests of discontinued operations of CDN$11,619,000 for the year ended June 30, 2012.

The net income attributable to Golden River Resources stockholders amounted to CDN$2,044,000 (US$1,944,000) for the year ended June 30, 2013 compared to a net loss of CDN$21,414,000 for the year ended June 30, 2012.

Liquidity and Capital Resources

During the fiscal year 2013, net cash used in operating activities was CDN$972,000 (US$923,000), comprising primarily of the net income of CDN$2,044,000 (US$1,944,000) adjusted for (i) allowance for doubtful receivable of CDN$2,199,000 (US$2,090,000); (iii) gain on disposal of subsidiary of CDN$5,542,000 (US$5,268,000) and decrease in accounts payable and accrued expenses of CDN$205,000 (US$195,000). During fiscal 2013, net cash provided by investing activities was CDN$3,213,000 (US$3,054,000) consisting primarily of CDN$2,430,000 (US$2,310,000) being proceeds from the sale of shares in Acadian, CDN$783,000 (US$744,000). During fiscal 2013, net cash used in financing activities were CDN$1,970,000 (US$1,873,000) consisting of net borrowings, repayments and advances to affiliates.

As at June 30, 2013, the Company had short-term obligations of CDN$149,000 (US$142,000) comprising accounts payable and accrued expenses.

We have CDN$656,000 (US$624,000) in cash at June 30, 2013.

During fiscal 2013, AXIS repaid the Company CDN$540,000 and provided services in accordance with the service agreement of CDN$313,000 and the Company advanced AXIS CDN$1,380,000. The amount owed by AXIS at June 30, 2013 was CDN$1,006,000. At June 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards has provided a provision for doubtful receivable of CDN$1,006,000.

During fiscal 2013, the Company advanced NCRC CDN$1,193,000. The amount owed by NCRC at June 30 2013 was CDN$1,193,000. At June 30, 2013, management considered the recoverability of the amount owed by NCRC and in accordance with the requirements of accounting standards has provided a provision for doubtful receivable of CDN$1,193,000.

On July 28, 2013 Acadian entered into an agreement arrangement in respect of a proposed arrangement involving Acadian, LionGold Corp. Ltd. and LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.), a wholly owned subsidiary of LionGold. Pursuant to the proposed arrangement, each common share of the Acadian held by a shareholder (other than LionGold or its affiliates) will be transferred to LionGold for cash consideration of CDN$0.12 per common share.  The purpose of the arrangement is to allow LionGold to acquire all the issued and outstanding common shares that it does not already own of Acadian while providing shareholders with consideration that is fair from a financial point of view to the shareholders. The special meeting of Acadian shareholders will be held on October 3, 2013 to vote on the special resolution to approve the arrangement. The Company intends to vote in favour. On September 18, 2013, the Company elected to convert the convertible note into 3,500,000 shares in Acadian. The anticipated sale of our shares in Acadian is expected to result in cash proceeds of approximately CDN$449,000.

Our budget for general and administration costs for fiscal 2013 is CDN$250,000.

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

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2013 and 2012 and for the years ended June 30, 2013 and 2012 and for the period July 1, 2002 (inception of exploration stage) through June 30, 2013 includes an emphasis of matter paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of CDN$51,043,000 (US$48,516,000) which raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

The Company reports in CDN$ and holds cash in Australian dollars. At June 30, 2013, this amounted to A$682,700. A change in the exchange rate between the A$ and the CDN$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the CDN$ exchange rate will have a CDN$6,827 effect on the consolidated balance sheet and consolidated statement of comprehensive income (loss).

Item 8.                         Financial Statements and Supplementary Data

See F Pages

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended June 30, 2013.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting were effective as of June 30, 2013.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Joseph Gutnick	60	Chairman of the Board, President, Chief Executive Officer and Director
David Tyrwhitt	75	Director
Peter Lee	56	Director, Secretary, Chief Financial Officer and Principal Accounting Officer
Mordechai Gutnick	37	Director

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

Mr Gutnick is a leading mining industry entrepreneur and has been Chairman of the Board, President and Chief Executive Officer since March 1988. He is currently Executive Chairman, President and Chief Executive Officer of a number of publicly traded companies in Australia and North America, including Legend International Holdings, Inc., Aurum, Inc. and Consolidated Gems, Inc., U.S. corporations traded on the OTC market, Executive Chairman, President and Chief Executive Officer of Northern Capital Resources Corp and Great Central Resources Corp, US corporations and Executive Chairman, Managing Director and Chief Executive Officer of Merlin  Diamonds Limited, Top End Minerals Ltd and Quantum Resources Limited; and Non-Executive Chairman of Blackham Resources Limited which are listed on the Australian Stock Exchange. Mr Gutnick has been responsible for overseeing the discovery of the Plutonic gold deposit and the discovery, development and operation of the world class Bronzewing and Jundee gold mines in Australia. He was awarded the Diggers award at the 1997 Diggers and Dealers Industry Awards and is a former Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

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

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in November 1996. He is a geologist, holding a Bachelor of Science and PhD degrees and has 50 years experience in mineral exploration and management development and operation of gold mines in Australia. Since 1996, Mr Tyrwhitt has served as a consulting geologist through David S. Tyrwhitt & Associates (June 2002 to present) and Auminex Sdn. Bhd. (1996 to June 2002). Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources Limited, Merlin Diamonds Ltd and Quantum Resources Limited listed on the Australian Securities Exchange, Legend International Holdings, Inc., a US corporation listed on the OTC market and Northern Capital Resources Corp.

Dr Tyrwhitt’s experience in working on mining projects in Australia and technical skills as a geologist will provide our Board with an industry-based perspective to mining operations. Dr Tyrwhitt is Chair of the Audit Committee.

Peter Lee

Mr Lee has been Chief Financial Officer, Principal Accounting Officer and Secretary since August 1989 and was appointed a Director in February 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently a Director, Chief Financial Officer and Company Secretary of Top End Minerals  Ltd and Quantum Resources Limited, Chief Financial Officer and Company Secretary of Merlin Diamonds Limited, which are listed on the  Australian Stock Exchange and Chief Financial Officer and Secretary of Legend International Holdings, Inc. and Consolidated Gems, Inc., Secretary of Aurum, Inc., US corporations traded on the OTC market and Northern Capital Resources Corp and Great Central Resources Corp, US corporations and a Director of Acadian Mining Corporation, a corporation listed on Toronto Stock Exchange.

Mr Lee’s extensive financial and secretarial background in the mining and exploration industry in the US provides our Board with valuable experience in those areas.

Mr Lee devotes sufficient of his business time to the affairs of the Company to advance the Company’s activities.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of four members, of whom two have been and continue to be independent under applicable regulations. During fiscal 2013, our Board of Directors did not meet formerly.

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

Audit Committee

Dr David Tyrwhitt and Mr Mordechai Gutnick constitute our Audit Committee. It is the opinion of the Board of Directors that each of them is an independent director as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Mr Tyrwhitt would meet the director independence requirements of the Nasdaq Stock Market if we were listed on such Market, but that Mr Mordechai Gutnick would not meet such Nasdaq independence requirements in light of his family relationship with Mr Joseph Gutnick who is our Chief Executive Officer. Our Audit Committee does not include a "financial expert" as defined in Item 401 (e) of Regulation S-K. The Company only has two independent Directors and neither of these independent Directors has a finance background. The Chair of the Audit Committee met with the external auditors on four occasions during fiscal 2013 in respect to annual and quarterly reports prior to the reports being filed.

Remuneration Committee

The Board has a Remuneration Committee comprised of two independent directors. During fiscal 2013, the Remuneration Committee did not meet.

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

Item 11.                      Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer and the chief executive officer of Acadian for services rendered to us during the fiscal years ended June 30, 2013 and 2012.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)(2)(3)(4)(5)	2013 2012 2011	CDN$48,785 CDN$52,782 CDN$20,476	- -	- -	- -	- -	- -	CDN$4,390 CDN$4,750 CDN$1,843	CDN$53,175 CDN$57,532 CDN$22,319
Grant Ewing, Director, President and CEO - Acadian	2012 2011	CDN$265,000 CDN$250,000	- CDN$125,000	- -	CDN$138,765 CDN$138,765	- -	- -	CDN$5,568 CDN$5,568 -	CDN$409,333 CDN$519,333 -

1.	The amounts listed were paid by us to AXIS, which provides the services of Mr J I Gutnick.
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

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans.

Compensation to Directors

Name	Fees Earned or Paid in Cash (CDN$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (CDN$)
David Tyrwhitt	19,500	-	-	-	-	1,755	21,255
Mordechai Gutnick	19,500	-	-	-	-	1,755	21,255

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.  Commencing January 2005, non-management Directors are paid Directors fees of A$20,000 per annum, plus statutory superannuation of 9% in accordance with Australian law.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2013, information regarding options under our 2004 stock option plan, our only active plan.  The 2004 stock option plan has been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted average Exercise price of outstanding options (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	485,000		US$4.22	5,195,759	1)

Equity compensation plans not approved by security holders	-		-	-

Total	485,000	(1)	US$4.22	5,195,759	1)

(1)	The maximum number of shares available for issuance under the 2004 stock option plan is equal to 10% of the issued and outstanding shares (on a fully diluted basis) of common stock, at any time.

Principal Officers Contracts

The principal officers do not have any employment contracts.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of September 27, 2013.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner		Percentage of class (1)
Shares of common stock	Joseph and Stera Gutnick	56,179,096	(2)(3)(4) (5)(6)	98.46

Shares of common stock	Northern Capital Resources Corp	54,888,767	(4)	96.6
Shares of common stock	David Stuart Tyrwhitt	5,000	(2)(9)	**

Shares of common stock	Mordechai Zev Gutnick	75,000	(2)(8)	**

Shares of common stock	Peter James Lee	125,000	(2)(7)	**
	All officers and Directors as a group	56,384,096	(10)	98.46

*	Unless otherwise indicated, the address of each person is c/o Golden River Resources Corporation, Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia
** less than 1%

Notes:

(1)	Based on 56,807,408 shares outstanding as of September 27, 2013.

(2)	Does not include 125 shares of Common Stock held in treasury.

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

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

In November 1988, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS is affiliated through common management and is incorporated in Australia. Two of the Company’s directors (Mr Gutnick and Dr Tyrwhitt) are also directors of AXIS and Mr Lee is Chief Financial Officer & Company Secretary of AXIS. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of nine affiliated companies that AXIS provides services to, namely, Legend, Quantum Resources Limited, Northern Capital Resources Corp, Golden River Resources Corp, Great Central Resources Corp., Aurum Inc, and Consolidated Gems Inc.  Each of the companies has some common Directors, officers and stockholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the stockholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

The Company holds a 9.09% interest in AXIS at a cost of A$1 and which is accounted for under the cost method and any profits generated by AXIS are returned to its stockholders in the form of dividends. The majority stockholder (72.73%) of AXIS is a third party independent of the Company Directors and management (J I Gutnick and his family or any of their private companies do not hold any shares in AXIS).

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. AXIS has not charged the 15% service fee to us during fiscal 2012 or 2013. Amounts invoiced by AXIS are required to be paid by us.  We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

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

During fiscal 2013, AXIS repaid the Company CDN$540,000 and provided services in accordance with the service agreement of CDN$313,000 and the Company advanced AXIS CDN$1,380,000. The amount owed by AXIS at June 30, 2013 was CDN$1,006,000. At June 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards and has provided a provision for doubtful receivable of CDN$1,006,000.

During the fiscal year ended June 30, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. During September 2009, pursuant to the subscription agreement, the Company (i) issued 5,056,671 shares of common stock at an issue price of US$1.00 per share raising CDN$5,056,071, (ii) on March 31, 2010, issued a further 4,903,680 shares of common stock at a purchase price of US$1.00 per share for aggregate proceeds of CDN$5,181,196, and (iii) on July 14, 2010, issued 1,427,580 shares of common stock to NCRC at an issue price of US$1.00 per share, raising CDN$1,475,261. Effective at December 31, 2010, the Company issued a further 32,448,000 shares to NCRC at an issue price of US$0.05 per share, raising CDN$1,622,400. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 36.52% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr. Gutnick is the Chairman and Chief Executive Officer, owns 31.46% of NCRC. NCRC currently holds approximately 96.62% of the outstanding common stock of the Company. During fiscal 2011, NCRC advanced Golden River Resources CDN$860,845. During fiscal 2011, Golden River Resources repaid NCRC CDN$1,064,301. The amount owed by NCRC at June 30, 2012 was CDN$nil. During fiscal 2013, the Company lent NCRC CDN$1,193,000. The amount owed by NCRC at June 30 2013 was CDN$1,193,000. At June 30, 2013, management considered the recoverability of the amount owed by NCRC and in accordance with the requirements of accounting standards has provided a provision for doubtful receivable of CDN$1,193,000.

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

Item 14.                      Principal Accounting Fees and Services

The following table shows the fees incurred for fiscal 2013 and 2012.

	2013	2012
Audit fees	CDN$87,000	CDN$106,628
Tax fees	23,000	15,374
Total	CDN$110,000	CDN$122,002

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

Dated: September 25, 2013

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer), and Director.	September 25, 2013

2.	/s/ David Tyrwhitt	Director.	September 25, 2013
David Tyrwhitt

3.	/s/ Peter Lee	Director, Secretary,
	Peter Lee	Chief Financial Officer and
Principal Financial and
		Accounting Officer.	September 25, 2013

4.	/s/ Mordechai Gutnick	Director	September 25, 2013
Mordechai Gutnick

EXHIBIT INDEX

Incorporated by		Exhibit
Reference to:		No	Exhibit

(1)	Exhibit 3.1	3.1	Certificates of Incorporation of the Registrant
(1)	Exhibit 3.2	3.2	By-laws of the Registrant
(2)	Exhibit A	3.3	Amendment to Certificate of Incorporation dated July 17, 1999
(3)		3.4	Amendment to Certificate of Incorporation dated October 17, 2000
		3.5	Amendment to Certificate of Incorporation dated April 6, 2005
(6)	Exhibit 3.1	3.6	Amendment to Certificate of Incorporation dated March 10, 2007
	*	3.7	Amendment to Certificate of Incorporation dated December 14, 2009
	*	3.8	Amendment to Certificate of Incorporation dated as of September 3, 2010
(4)	Exhibit 10.5	10.1	Service Agreement dated November 25, 1988, by and between the Registrant and AWI Administration Services Pty Limited
(5)	Exhibit 10.6	10.2	Agreement with Tahera Corporation
(7)	Exhibit 99.4	10.3	Warrant to purchase 20 million shares of common stock
(8)	10.1	10.4	Subscription Agreement with Acadian Mining Corporation
(9)	99.1	10.5	Form of Subscription Agreement with Northern Capital Resources Corporation
(10)	99.2	10.6	Property Purchase and Sale Agreement with Tahera Corporation
(11)	99.1	10.7	Share Purchase Agreement dated as of May 25, 2011, with respect to the sale of the Registrant’s subsidiary, ScoZinc Limited.
(12)	99.1	10.8	Share Purchase Agreement dated as of February 6, 2011, by and among Igneous Capital Limited, the Company, et al.
	*	21	List of Subsidiaries as at June 30, 2013.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-K for year ended June, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

Financial Statements for the years ended June 30, 2013 and 2012.

Golden River Resources Corporation and its Subsidiaries

Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2013 and Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2012.

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

June 30, 2013 and 2012

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Golden River Resources Corporation

We have audited the accompanying consolidated balance sheets of Golden River Resources Corporation and Subsidiaries (An Exploration Stage Company) as of June 30, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years ended June 30, 2013 and 2012 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden River Resources Corporation and Subsidiaries at June 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended June 30, 2013 and 2012 and the cumulative period from July 1, 2002 (inception of exploration activities) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at June 30, 2013, the Company had not yet commenced revenue producing operations and had a retained deficit of CDN$51,043,000 (US$48,516,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, during fiscal 2013, the Company sold its controlling interest in Acadian Mining Corporation (see note 10). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

New York, NY	/s/ PKF O’Connor Davies
September 25, 2013	A Division of O’Connor Davies, LLP

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2013 and 2012

	June 30, 2013	June 30, 2012	Convenience Translation 2013
	CDN$000’s	CDN$000’s	US$000’s
ASSETS

Current Assets
Cash	656	75	624
Investment in and note receivable from unconsolidated entity	449	-	427
Receivables	15	102	14
Prepaid expenses and deposits	1	134	1

Total Current Assets	1,121	311	1,066

Non-Current Assets
Cash held for site remediation	-	109	-
Property, plant and equipment	-	726	-
Receivables – affiliates	-	479	-
Receivable from unconsolidated entity	142	-	135
Mineral rights	-	4,181	-

Total Non-Current Assets	142	5,495	135

Total Assets	1,263	5,806	1,201

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	149	425	142
Convertible debenture	-	121	-

Total Current Liabilities	149	546	142

Total Liabilities	149	546	142

Commitments

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 and 56,807,408 issued and outstanding	5	5	5
Additional paid-in-capital	52,171	52,170	49,588
Less treasury stock at cost, 125 shares	(19)	(19)	(18)
Retained (deficit) during exploration stage	(25,834)	(27,878)	(24,555)
Retained (deficit) prior to exploration stage	(25,209)	(25,209)	(23,961)

Golden River Resources Stockholders’ Equity/(Deficit)	1,114	(931)	1,059
Non-Controlling Interests	-	6,191	-

Total Stockholders’ Equity	1,114	5,260	1,059

Total Liabilities and Stockholders’ Equity	1,263	5,806	1,201

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
for the years ended June 30, 2013 and 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2013

	June 30, 2013 CDN$000’s	June 30, 2012 CDN$000’s	Convenience Translation 2013 US$000’s	July 1, 2002 to June 30, 2013 CDN$000’s

Revenues	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	-	-	-	2,760
Exploration expenditure	-	134	-	4,537
Interest expense (income),net	-	-	-	397
Legal, accounting and professional	147	169	139	2,133
Administration expenses	383	28	364	4,402

Total costs and expenses	530	331	503	14,229

Foreign currency exchange (loss)	(109)	(84)	(104)	(552)
Loss on equity investment	(607)	-	(577)	(867)
Allowance for doubtful debt	(2,199)	-	(2,090)	(2,199)
Gain on marketable investment	296	-	281	296
Other income:
Interest income – net, related entity	-	-	-	5
– Other	-	-	-	11

(Loss) from continuing operations before income taxes	(3,149)	(415)	(2,993)	(17,535)

Benefit for deferred income taxes	-	6,373	-	-

Net (loss) income from continuing operations	(3,149)	5,958	(2,993)	(17,535)

Discontinued Operations
Gain on disposal of discontinued operations	5,542	-	5,268	5,542
Equity in profits of unconsolidated entities	-	-	-	234
Net loss from discontinued operations	(662)	(3,408)	(629)	(10,501)
Impairment of mineral rights	-	(35,583)	-	(35,583)
Adjustment to fair value on stepped acquisition	-	-	-	7,433
Gain on bargain purchase	-	-	-	10,305
Net income attributable to non-controlling interests of discontinued operations	313	11,619	298	14,182

Net income/(loss) from discontinued operations	5,193	(27,372)	4,937	(8,388)

Net income/(loss) attributable to Golden River Resources stockholders	2,044	(21,414)	1,944	(25,923)

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	89

Comprehensive income/ (loss) attributable to Golden River Resources stockholders	2,044	(21,414)	1,944	(25,834)

Amounts attributable to Golden River Resources stockholders:
Basic and diluted net (loss) per common equivalent shares
Net income/(loss) from continuing operations per share	(0.05)	0.10	(0.05)	(1.01)
Net income/(loss) from discontinued operations per share	0.09	(0.48)	0.09	(0.48)
Basic and diluted net income/(loss) per common equivalent shares	0.04	(0.38)	0.04	(1.49)

Weighted average number of common equivalent shares used per share calculation (in 000)	56,807	56,807	56,807	17,350

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2012 and 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2013

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
June 30, 2012 and 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2013
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

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2012 and 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2013
 (Continued)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen- sation	Non-Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s
Issue of 33,875,000 shares	33,876	$3	-	$3,094	-	-	-	-	$3,097
Amortization of 800,000 options under employee stock option plan	-	-	-	$162	-	-	-	-	$162
Net (loss) from continuing operations	-	-	-	-	$(4,827)	-	-	-	$(4,827)
Net (loss) from discontinued operations	-	-	-	-	$(2,948)	-	-	-	$(2,948)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	$(1,512)	$0
Adjustment due to issue of shares by subsidiary	-	-	-	-	-	-	-	$10	$10
Net (loss) attributable to non- controlling interests	-	-	-	-	$846	-	-	$(846)	$0
Balance June 30, 2011	56,807	$5	$(19)	$53,578	$(6,464)	$(25,209)	$-	$14,806	$36,697
Amortization of 1,100,000 options under employee stock option plan	-	-	-	$58	-	-	-	-	$58
Net profit from continuing operations	-	-	-	-	$5,958	-	-	-	$5,958
Net (loss) from discontinued operations	-	-	-	-	$(38,991)	-	-	-	$(38,991)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$168	-	-	-	$(248)	$(80)
Adjustment for sale of investment in consolidated subsidiary	-	-	-	$(1,634)	-	-	-	$3,252	$1,618
Net (loss) attributable to non- controlling interests	-	-	-	-	$11,619	-	-	$(11,619)	$0
Balance June 30, 2012	56,807	$5	$(19)	$52,170	$(27,878)	$(25,209)	$-	$6,191	$5,260
Amortization of 1,100,000 options under employee stock option plan	-	-	-	$1	-	-	-	-	$1
Net (loss) from continuing operations	-	-	-	-	$(3,149)	-	-	-	$(3,149)
Net income from discontinued operations	-	-	-	-	$4,880	-	-	-	$4,880
Adjustment for deconsolidation of subsidiary	-	-	-	-	-	-	-	$(5,878)	$(5,878)
Net profit attributable to non- controlling interests	-	-	-	-	$313	-	-	$(313)	$0
Balance June 30, 2013	56,807	$5	$(19)	$52,171	$(25,834)	$(25,209)	$-	$-	$1,114

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
for the Years Ended June 30, 2013 and 2012
and for the cumulative period July 1, 2002
(inception of exploration activities) to June 30, 2013

	2013 CDN$000’s	2012 CDN$000’s	Convenience Translation 2013 USD$000’s	July 1, 2002 to June 30, 2013 CDN$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss) attributable to Golden River stockholders	2,044	(21,414)	1,944	(25,923)

Adjustments to reconcile net income(loss) attributable to Golden River stockholders to net cash (used) in operating activities
Foreign currency exchange loss	109	84	104	552
Stock based compensation	-	-	-	2,721
(Benefit) for deferred income tax	-	(6,373)	-	-
Loss on equity investment	607	-	577	867
Gain on sale of marketable securities	(296)	-	(281)	(296)
Allowance for doubtful receivable	2,199	-	2,090	2,199
Gain on disposal of discontinued operations	(5,542)	-	(5,268)	(5,542)
Accrued interest added to principal	-	-	-	173
Net change net of acquisition in:
Receivables	74	(72)	70	(860)
Staking deposit	-	-	-	22
Prepaid expenses and deposits	38	(38)	36	(1)
Accounts payable and accrued expenses	(205)	(507)	(195)	(45)

Net Cash (Used) in Operating Activities	(972)	(28,320)	(923)	(26,133)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary net of cash acquired	-	(80)	-	(11,555)
Proceeds from disposal of subsidiary (net)	2,430	1,618	2,310	4,048
Proceeds from sale of marketable securities	783	-	744	783
Purchase of plant and equipment	-	-	-	(25)

Net Cash Provided by Investing Activities	3,213	1,538	3,054	(6,749)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	540	424	513	6,393
Repayments to affiliates	(2,510)	(957)	(2,386)	(7,974)
Proceeds from issuance of stock	-	-	-	13,861
Sale of warrants (net)	-	-	-	4,749
Re-purchase of warrants	-	-	-	(579)
Proceeds from loan payable	-	-	-	3,261

Net Cash Provided by (Used in) Financing Activities	(1,970)	(533)	(1,873)	19,711

DISCONTINUED OPERATIONS

Operating activities	349	28,043	331	14,601
Investing activities	-	109	-	109
Financing activities	-	(780)	-	(780)

Net Cash Provided by Discontinued Operations	349	27,372	331	13,930

Effects of Exchange Rate on Cash	25	(57)	24	(103)

Net Increase/(Decrease) in Cash	645	-	613	656
Cash at Beginning of Period	11	11	11	-

Cash at End of Period	656	11	624	656
Supplemental Disclosures
Interest Paid	-	-	-	340

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	-	5,771
Stock options recorded as deferred compensation	-	-	-	1,258
Extinguishment of related party debt	-	-	-	593
Stock issued for acquisition of properties	-	-	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

(1)	ORGANIZATION AND BUSINESS

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is Northern Capital Resources Corp (“NCRC”) which owned 96.62% of Golden River Resources as of June 30, 2013.

Golden River Resources is a gold exploration company.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  During 2012, the Company acquired 0.48% of Acadian, sold 19.9% of Acadian and at June 30, 2012 it held 52.06% of Acadian. During fiscal 2013, it sold a further 51.56% and at June 30, 2013, it holds a 0.50% interest in Acadian. The Company expects to fully divest its investment in Acadian in 2013.

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

 Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding.  The Company’s ability to continue operations is dependent upon future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

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

(b)
Convenience Translation to US$

The consolidated financial statements as of and for the year ended June 30, 2013 have been translated into United States dollars using the rate of exchange of the United States dollar at June 30, 2013 (CDN$1.00=US$.9505). The translation was made solely for the convenience of readers in the United States.

(c)	Comparative Figures Where necessary, comparative figures have been restated to be consistent with current year presentation with no effect on operations.

(d)
Fair Value Measurement

The Company follows US GAAP guidance on fair value measurements which defines fair value and establishes a fair value hierarchy organized into three levels based upon the input assumptions used in pricing assets.  Level 1 inputs have the highest reliability and are related to assets with unadjusted quoted prices in active markets.  Level 2 inputs relate to assets with other than quoted prices in active markets which may include quoted prices for similar assets or liabilities or other inputs which can be corroborated by observable market data. Level 3 inputs are unobservable inputs and are used to the extent that observable inputs do not exist.

(e)
Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses, note receivable and advances due from affiliates. The carrying amounts of receivables, accounts payable and accrued expenses, note receivable approximate their respective fair values because of the short maturities of these expenses. The fair values of advances due/from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The Company’s investment in Acadian Mining Corporation is recorded at fair value using Level 1 inputs (see note 9).

(f)
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

(h)
Income/(Loss) per share

The Company calculates Income/(loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic Income/(loss) per share is computed based on the weighted average number of common shares outstanding during the period

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(i)
Impairment or Disposal of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, the impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value (see note 12).

(4)	CONCENTRATION OF RISKS

Cash Balances

Cash consists of all cash balances with an original maturity of three months or less. Because of the short term nature of these investments, the carrying amounts approximate their fair value.

The Company monitors its position with, and the credit quality of, the financial institution it invests with.  As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

The Company held an interest bearing cash accounts at June 30, 2013, CDN$656,000 (US$624,000) in Australian banking institutions.

(5)	INVESTMENT SECURITIES

The Company has several small historical cost based investments that it has provided a full valuation for diminution and carries at a $nil value at June 30, 2013 and 2012.

(6)	AFFILIATE TRANSACTIONS

Golden River Resources advances to and receives advances from various affiliates.

In November 1988, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS is affiliated through common management and is incorporated in Australia. Two of the Company’s directors (Mr. Gutnick and Dr Tyrwhitt) are also directors of AXIS and Mr. Lee is Chief Financial Officer & Company Secretary of AXIS. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of nine affiliated companies that AXIS provides services to.  Each of the companies has some common Directors, officers and stockholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the stockholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

The Company holds a 9.09% interest in AXIS at a cost of A$1 and which is accounted for under the cost method and any profits generated by AXIS are returned to its stockholders in the form of dividends. The majority stockholder (72.73%) of AXIS is a third party independent of the Company Directors and management (J I Gutnick and his family or any of their private companies do not hold any shares in AXIS).

During fiscal 2012, AXIS provided services in accordance with the service agreement of CDN$302,696. During fiscal 2012, AXIS advanced Golden River Resources CDN$229,400 and Golden River Resources repaid the amount owing to AXIS of CDN$275,623, and paid AXIS CDN$789,313 for charges and advances. The amount owed by AXIS at June 30, 2012 was CDN$478,598 and is reflected in non-current assets – receivables from affiliates. During fiscal 2012, no interest was charged to or by AXIS.

During fiscal 2013, AXIS repaid the Company CDN$540,000 and provided services in accordance with the service agreement of CDN$313,000 and the Company advanced AXIS CDN$1,380,000. The amount owed by AXIS at June 30, 2013 was CDN$1,006,000. At June 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards has provided a provision for doubtful receivable of CDN$1,006,000.

During the fiscal year ended June 30, 2011, the Company entered into a subscription agreement with NCRC whereby on July 14, 2010, the Company issued 1,427,580 shares at an issue price of US$1.00 per share, raising CDN$1,475,261. Effective as of December 31, 2010, the Company issued a further 32,448,000 shares at an issue price of US$0.05 per share, raising CDN$1,622,400. The proceeds have been utilized to help fund the acquisition of shares in Acadian and for working capital purposes. Mr Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is affiliated owned approximately 36.52% of the outstanding common stock of NCRC.  In addition, Legend International Holdings, Inc., of which Mr Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC.  NCRC currently holds approximately 96.62% of the outstanding common stock of the Company.

During fiscal 2013, the Company advanced NCRC CDN$1,193,000 and is the amount owed by NCRC at June 30, 2013. At June 30, 2013, management considered the recoverability of the amount owed by NCRC and in accordance with the requirements of accounting standards has provided a provision for doubtful receivable of CDN$1,193,000.

During fiscal 2013, Golden River advanced Acadian CDN$140,000 in funds for operating expenditure and incurred expenditure on behalf of Acadian of CDN$2,000. This loan is non-interest bearing and is due on or before June 6, 2014. As of June 30, 2013 the amount remains unpaid and is reflected in non-current assets – receivable from unconsolidated entity (see note 9).

(7)	STOCKHOLDERS’ EQUITY

In May 2006, the Company issued 1,000,000 shares of common stock at an issue price of CDN$1.70 (US$1.542) and 2,000,000 warrants with an exercise price of CDN$1.70 (US$1.54) and a latest exercise date of April 30, 2011 as repayment of a debt of CDN$1,700,000 (A$2,000,000) to an affiliated entity. The warrants lapsed unexercised.

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

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan and agreed to issue 140,000 options to acquire shares of common stock in the Company, at an exercise price of US$10.00 per option, subject to shareholder approval which was subsequently received on January 27, 2005. All such options were vested by July 2006. The exercise price of US$10.00 was derived from the issue price of common stock from the placement of shares on September 30, 2004 and was considered by the Company’s Directors to be the fair value of the common stock at the date the options were granted. The options expire on October 15, 2014.

The Company calculated the fair value of the 140,000 options using the Black Scholes valuation method using a fair value share price of US$10.00, strike price of US$10.00, maturity period of 5 years 7 ½ months, risk free interest rate of 5.15% and volatility of 20%. The total value of the options was amortized over the vesting period. At June 30, 2013, the options are fully vested.

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

A summary of the options outstanding and exercisable at June 30, 2013 are as follows:

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

The Company, through an unrelated third party consultant, has calculated the fair value of the 465,000 options using the binomial option pricing model using a fair value share price of US$3.00, exercise price of US$3.08, expected life T1 - 5 years 6 months, T2 - 6 years, T3 - 6 years 6 months, risk-free interest rate of 4.75% and volatility of 90%. The total value of the options equates to CDN$1,207,860 (US$1,060,200) and such amount was amortized over the vesting period. At June 30, 2013, the options were fully vested.

Since the issue of the options in 2006, 60,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at June 30, 2013 are as follows:

	Outstanding	Exercisable
Number of options	405,000	405,000
Exercise price	US$3.08	US$3.08
Expiration date	October 19, 2016	October 19, 2016

(9)	INVESTMENTS IN AND RECEIVABLE FROM ACADIAN MINING CORPORATION

The Company‘s interest in Acadian at June 30, 2013 is 0.50% and the carrying value of the investment was CDN$29,000. For the year ended June 30, 2013, the Company recorded an equity loss in Acadian through October 31, 2012 of CDN$114,000 and a CDN$493,000 adjustment to the fair value of the carrying amount of the Company’s investment in Acadian. On February 14, 2013, the Company sold 3,927,730 common shares of Acadian that it owned for CDN$432,050. The common shares were sold to an unrelated third party at a price of CDN$0.11.  As a result of the sale, the Company’s interest in Acadian was reduced from 22.197% to 14.948% and accordingly the Company ceased accounting for this investment under the equity method. The Company’s investment in Acadian is now classified as a marketable security, and accordingly is presented at its approximate fair market value.

The Company’s investment in and receivables from Acadian at June 30, 2013 is composed of the following:

CDN$000s
Fair value of investment	29
Note receivable (note 11)	420
Advance receivable (note 6)	142
591

In June 2013, the Company sold 7,830,500 common shares of Acadian that it owned for CDN$783,050. The common shares have been sold to an unrelated third party at a price of CDN$0.10. The Company’s interest in Acadian at June 30, 2013 is 0.50%.

On July 28, 2013 Acadian entered into an agreement arrangement in respect of a proposed arrangement involving Acadian, LionGold Corp. Ltd. and LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.), a wholly owned subsidiary of LionGold. Pursuant to the proposed arrangement, each common share of the Acadian held by a shareholder (other than LionGold or its affiliates) will be transferred to LionGold for cash consideration of CDN$0.12 per common share.  The purpose of the arrangement is to allow LionGold to acquire all the issued and outstanding common shares that it does not already own of Acadian while providing shareholders with consideration that is fair from a financial point of view to the shareholders. The special meeting of Acadian shareholders will be held on October 3, 2013 to vote on the special resolution to approve the arrangement. The Company intends to vote in favour. On September 18, 2013, the Company elected to convert the convertible note into 3,500,000 shares in Acadian (see Note 11). The anticipated sale of our shares in Acadian is expected to result in cash proceeds of approximately CDN$449,000.

(10)	DECONSOLIDATION

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

As at October 31, 2012 upon the sale of approximately 19.90% of its investment in Acadian, the Company lost its controlling interest in Acadian. The sale resulted in a gain in the amount of CDN$5,542,000 which represents (i) the CDN$1,402,000 cash proceeds from the sale and the CDN$2,152,000 fair value of the retained interest and (ii) the CDN$1,988,000 net liabilities of Acadian at the date of consolidation. The gain is included in the Consolidated Statements of Comprehensive Income (Loss) under gain on disposal of discontinued operations. The fair value of the remaining investment in Acadian was based on the recent sale of Acadian shares to unrelated parties by the Company.

Assets and liabilities at October 31, 2012, the date of deconsolidation and the comparative June 30, 2012 consist of the following:

	October 31, 2012 CDN$	June 30, 2012 CDN$
Assets
Current assets	974,706	173,720
Cash held for remediation	108,830	108,830
Property, plant and equipment	399,036	725,579
Mineral rights	3,264,729	4,180,958
Total assets	4,747,301	5,189,087

Liabilities
Current liabilities	856,896	356,999
Total liabilities related to assets	856,896	356,999
Non-controlling interests	5,878,548	6,190,744
Net book value of assets at deconsolidation	(1,988,143)	(1,358,656)

(11)	INVESTMENT IN AND NOTE RECEIVABLE FROM UNCONSOLIDATED ENTITY

During fiscal 2012, Golden River purchased $420,000 of debentures in its former consolidated subsidiary Acadian. The debentures are unsecured and convertible into common shares of the Acadian at the holder’s option at a price of $0.12 per common share, currently, at any time to June 6, 2014. Should the Company choose not to convert the debenture into common shares within the time then the debenture will be repayable in full at the end of that period. The debentures have an interest rate of 8% per annum accruing daily and compounded monthly in arrears.  Such interest will only become payable in the event that the Company does not elect to convert the debentures into common shares. The total amount payable to the Company at June 30, 2013 is CDN$420,000 and is reflected in current assets – investment in and receivable from other entity. On September 18, 2013, the Company elected to convert the convertible note into 3,500,000 shares in Acadian.

(12)	IMPAIRMENT OF MINERAL RIGHTS

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

Following the end of the December 2011 quarter, the Company made an assessment of the carrying value of the mineral rights of Acadian and concluded that it did not expect to be able to realize the carrying value. This assessment took into account various factors including the exploration results from Acadian’s exploration programs since the Company’s initial acquisition of shares in Acadian, disposal of ScoZinc Limited and the market capitalization of Acadian. As a result, the Company impaired the carrying value of the mineral rights and recorded an impairment of mineral rights of CDN$35,583,000 and a benefit to deferred tax of CDN$6,373,000 in the Company’s consolidated statement of comprehensive loss for the year ended June 30, 2012.

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

The Company is subject to taxation in both the USA and Canada.

At June 30, 2013 and 2012, deferred taxes consisted of the following:

	USA 2013 CDN$000s	Canada 2013 CDN$000s	Total 2013 CDN$000s

Deferred tax assets
Net operating loss carry-forward	3,526	2,061	5,587
Exploration expenditure	557	1,535	2,092
	4,083	3,596	7,679
Less valuation allowance	(4,083)	(3,596)	(7,679)
	-	-	-

	USA 2012 CDN$000s	Canada 2012 CDN$000s	Total 2012 CDN$000s

Deferred tax assets
Net operating loss carry-forward	1,290	697	1,987
Exploration expenditure	547	1,535	2,082
	1,837	2,232	4,069
Less valuation allowance	(1,837)	(2,232)	(4,069)
	-	-	-

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

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$10,073,000 at June 30, 2013 expire in years 2023 through 2030. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to CDN$10,372,000.

The Company’s tax returns for all years since June 30, 2009 remain open to examination by most taxing authorities.

(14)	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and, through the date the consolidated financial statements were issued and believes that all relevant disclosures have been included herein and there are no other events which require recognition or disclosure in the accompanying consolidated financial statements, other than disclosed herein.