Form 10-Q
period 2013-09-30
GOLDEN RIVER RESOURCES CORP.
filed 2013-11-14
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2013
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,283 outstanding shares of Common Stock as of November 12, 2013.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐	Yes	☐	No

SIGNATURES		17

EXHIBIT INDEX		18

Exh. 31.1	Certification	19
Exh. 31.2	Certification	20
Exh. 32.1	Certification	21
Exh. 32.2	Certification	22

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Golden River Resources Corporation (“Golden River Resources” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2013, the results of its consolidated statements of comprehensive (loss) for the three month periods ended September 30, 2013 and September 30, 2012 and for the cumulative period July 1, 2002 (inception of exploration activities) to September 30, 2013, and the changes in its consolidated cash flows for the three month period ended September 30, 2013 and September 30, 2012 and for the cumulative period July 1, 2002 (inception of exploration activities) to September 30, 2013  have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN CANADIAN DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	September 30, 2013	June 30, 2013
	CDN$000’s	CDN$000’s
ASSETS

Current Assets
Cash	3	656
Investment in marketable security	452	449
Receivables	15	15
Prepaid expenses and deposits	2	1

Total Current Assets	472	1,121

Non-Current Assets
Advances receivable	142	142

Total Non-Current Assets	142	142

Total Assets	614	1,263

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	144	149

Total Current Liabilities	144	149

Total Liabilities	144	149

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 and 56,807,408 issued and outstanding	5	5
Additional paid-in-capital	52,171	52,171
Less treasury stock at cost, 125 shares	(19)	(19)
Retained (deficit) during exploration stage	(26,478)	(25,834)
Retained (deficit) prior to exploration stage	(25,209)	(25,209)

Total Stockholders’ Equity	470	1,114

Total Liabilities and Stockholders’ Equity	614	1,263

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income
Three Months Ended September 30, 2013 and 2012 and for the cumulative period
July 1, 2002 (inception of exploration activities) to September 30, 2013
(Unaudited)

	Three Months Ended September 30, 2013 CDN$000’s	Three Months Ended September 30, 2012 CDN$000’s	July 1, 2002 to September 30, 2013 CDN$000’s

Revenues	$-	$-	$-

Costs and expenses:

Stock based compensation	-	-	2,760
Exploration expenditure	-	-	4,537
Interest expense (income), net	-	-	397
Legal, accounting and professional	19	22	2,152
Administration expenses	45	82	4,447

Total costs and expenses	64	104	14,293

Foreign currency exchange gain/(loss)	2	(3)	(550)
Loss on sale of equity investment and impairment charge	-	-	(867)
Allowance for doubtful debt	(586)	-	(2,785)
Gain on marketable investment	3	-	299
Other income:
Interest income – net, related entity	-	-	5
– Other	1	-	12

(Loss) from continuing operations before income taxes	(644)	(107)	(18,179)

Benefit for deferred income taxes	-	-	-

Net (loss) from continuing operations	(644)	(107)	(18,179)

Discontinued Operations
Gain on disposal of discontinued operations	-	-	5,542
Equity in profits of unconsolidated entities	-	-	234
Net (loss) from discontinued operations	-	(667)	(10,501)
Impairment of mineral rights	-	-	(35,583)
Adjustment to fair value on stepped acquisition	-	-	7,433
Gain on bargain purchase	-	-	10,305
Net income attributable to non-controlling interests of discontinued operations	-	318	14,182

Net (loss) from discontinued operations	-	(349)	(8,388)

Net (loss) attributable to Golden River Resources stockholders	(644)	(456)	(26,567)

Other comprehensive income:
Foreign currency translation adjustments	-	-	89

Comprehensive (loss) attributable to Golden River Resources stockholders	(644)	(456)	(26,478)

Amounts attributable to Golden River Resources stockholders:
Basic and diluted (loss) per common equivalent share
Net (loss) from continuing operations per share	(0.01)	-	(0.99)
Net (loss) from discontinued operations per share	-	(0.01)	(0.46)
Basic and diluted net (loss) per common equivalent shares	(0.01)	(0.01)	(1.45)

Weighted average number of common equivalent shares used per share calculation	56,807	56,807	18,233

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Three Months Ended September 30, 2013 and 2012 and for the cumulative period
July 1, 2002 (inception of exploration activities) to September 30, 2013
(Unaudited)

	Three Months Ended September 30, 2013 CDN$000’s	Three Months Ended September 30, 2012 CDN$000’s	July 1, 2002 to September 30, 2013 CDN$000’s
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss) attributable to Golden River stockholders	(644)	(456)	(26,567)

Adjustments to reconcile net income attributable to Golden River stockholders to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	(2)	3	550
Stock based compensation	-	-	2,721
Loss on equity investment	-	-	867
(Loss)/gain on sale /revaluation of marketable investment	(3)	-	(299)
Allowance for doubtful debt	586	-	2,785
Gain on disposal of discontinued operations	-	-	(5,542)
Accrued interest added to principal	-	-	173
Net change net of disposition and acquisition in:
Receivables	-	(252)	(860)
Staking deposit	-	-	22
Prepaid expenses and deposits	(1)	10	(2)
Accounts payable and accrued expenses	(5)	(115)	(50)
Net Cash (Used) in Operating Activities	(69)	(810)	(26,202)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary, net of cash acquired	-	-	(11,555)
Proceeds of disposal of subsidiary(net)	-	-	4,048
Proceeds from sale of marketable securities	-	-	783
Purchase of plant and equipment	-	-	(25)
Net Cash (Used) In Investing Activities	-	-	(6,749)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	65	461	6,458
Advances and repayments to affiliates	(651)	-	(8,625)
Proceeds from issuance of stock	-	-	13,861
Sale of warrants (net)	-	-	4,749
Re-purchase of warrants	-	-	(579)
Proceeds from loan payable	-	-	3,261
Net Cash Provided by/(Used) In Financing Activities	(586)	461	19,125

DISCONTINUED OPERATIONS
Operating activities	-	(536)	14,601
Investing activities	-	825	109
Financing activities	-	60	(780)
Net cash flows Provided By discontinued operations	-	349	13,930

Effects of Exchange Rate on Cash	2	(2)	(101)

Net Increase/(Decrease) in Cash	(653)	(2)	3
Cash at Beginning of Period	656	11	-
Total Cash at End of Period	3	9	3

Supplemental Disclosures
Interest Paid	-	-	340

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,771
Stock options recorded as deferred compensation	-	-	1,258
Extinguishment of related party debt	-	-	593
Stock issued for acquisition of properties	-	-	627

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2013
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
September 30, 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2013
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

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to September 30, 2013
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen- sation	Non- Controlling Interests	Total
	000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s	CDN$000’s

Issue of 33,875,000 shares	33,876	$3	-	$3,094	-	-	-	-	$3,097

Amortization of 800,000 options under employee stock option plan	-	-	-	$162	-	-	-	-	$162

Net (loss) from continuing operations	-	-	-	-	$(4,827)	-	-	-	$(4,827)

Net (loss) from discontinued operations	-	-	-	-	$(2,948)	-	-	-	$(2,948)

Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,512	-	-	-	$(1,512)	$0

Adjustment due to issue of shares by subsidiary	-	-	-	-	-	-	-	$10	$10

Net (loss) attributable to non-controlling interests	-	-	-	-	$846	-	-	$(846)	$0

Balance June 30, 2011	56,807	$5	$(19)	$53,578	$(6,464)	$(25,209)	$-	$14,806	$36,697

Amortization of 1,100,000 options under employee stock option plan	-	-	-	$58	-	-	-	-	$58

Net profit from continuing operations	-	-	-	-	$5,958	-	-	-	$5,958

Net (loss) from discontinued operations	-	-	-	-	$(38,991)	-	-	-	$(38,991)

Adjustment for additional investment in consolidated subsidiary	-	-	-	$168	-	-	-	$(248)	$(80)

Adjustment for sale of investment in consolidated subsidiary	-	-	-	$(1,634)	-	-	-	$3,252	$1,618

Net (loss) attributable to non-controlling interests	-	-	-	-	$11,619	-	-	$(11,619)	$0

Balance June 30, 2012	56,807	$5	$(19)	$52,170	$(27,878)	$(25,209)	$-	$6,191	$5,260

Amortization of 1,100,000 options under employee stock option plan	-	-	-	$1	-	-	-	-	$1

Net (loss) from continuing operations	-	-	-	-	$(3,149)	-	-	-	$(3,149)

Net income from discontinued operations	-	-	-	-	$4,880	-	-	-	$4,880

Adjustment for deconsolidation of subsidiary	-	-	-	-	-	-	-	$(5,878)	$(5,878)

Net income attributable to non-controlling interests	-	-	-	-	$313	-	-	$(313)	$0

Balance June 30, 2013	56,807	$5	$(19)	$52,171	$(25,834)	$(25,209)	$-	$-	$1,114

Net (loss) from continuing operations	-	-	-	-	(644)	-	-	-	(644)

Balance September 30, 2013	56,807	$5	$(19)	$52,171	$(26,478)	$(25,209)	$-	$-	$470

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2013

1.          Organisation

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is Northern Capital Resources Corp (“NCRC”) which owned 96.62% of Golden River Resources as of September 30, 2013.

Golden River Resources is a gold exploration company.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  During 2012, the Company acquired 0.48% of Acadian, sold 19.9% of Acadian and at June 30, 2012 it held 52.06% of Acadian. During fiscal 2013, it sold a further 51.56% and at June 30, 2013, it held a 0.50% interest in Acadian. On September 18, 2013, the Company converted a convertible note of CDN$420,000 into 3,500,000 shares in Acadian thus increasing its equity interest in Acadian to 6.53%. On October 11, 2013 Acadian and LionGold Corp. Ltd. ("LionGold") announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.) acquired all of the common shares of Acadian that it did not already own. As a result, effective October 11, 2013, the Company no longer has an equity interest in Acadian.

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

During the three months ended September 30, 2013, AXIS provided services in accordance with the service agreement of CDN$33,000, AXIS repaid Golden River Resources CDN$32,000 and the Company advanced AXIS CDN$651,000. At June 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a CDN$1,006,000 provision for doubtful receivable during fiscal 2013. For the three months ended September 30, 2013, the Company recorded an adjustment to the provision of CDN$586,000. During the three months ended September 30, 2013, the Company did not charge interest.  The amount by AXIS at September 30, 2013 under non-current assets – advances to affiliates was CDN$1,600,000 which was fully provided for.

During the three months ended September 30, 2012, AXIS repaid the Company CDN$404,000 and provided services in accordance with the service agreement of CDN$57,000. The amount owed to AXIS at September 30, 2012 was CDN$18,000 and is reflected in non-current assets – receivables from affiliates. During the three months ended September 30, 2012, AXIS did not charge interest.

During fiscal 2010, the Company sold shares of common stock to NCRC, a Nevada corporation, pursuant to certain subscription agreements. Mr Joseph Gutnick, the Company’s President, is the Chairman and Chief Executive Officer of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC. As of September 30, 2013, NCRC owned approximately 96.6% of the outstanding common stock of the Company.

During fiscal 2013, the Company advanced NCRC CDN$1,193,000 and is the amount owed by NCRC at June 30, 2013. At June 30, 2013, management considered the recoverability of the amount owed by NCRC and in accordance with the requirements of accounting standards provided a provision for doubtful receivable of CDN$1,193,000 during fiscal 2013.

During fiscal 2013, Golden River advanced Acadian CDN$140,000 in funds for operating expenditure and incurred expenditure on behalf of Acadian of CDN$2,000. This loan is non-interest bearing and is due on or before June 6, 2014. As of September 30, 2013 the amount remains unpaid and is reflected in non-current assets – investment in and receivable from other entity (see note 7).

4.      Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At September 30, 2013, the options are fully vested.

Since the issue of the options, 120,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at September 30, 2013 are as follows:

	Outstanding	Outstanding	Exercisable	Exercisable

Number of options	80,000	405,000	80,000	405,000

Exercise price	CDN$10.00	CDN$3.08	CDN$10.00	CDN$3.08

Expiration date	October 15, 2014	October 15, 2016	October 15, 2014	October 15, 2016

5.       (Loss) per share

The Company calculates (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

6.          Fair Value Of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses, note receivable and advances due from affiliates. The carrying amounts of receivables, accounts payable and accrued expenses, advances receivable approximate their respective fair values because of the short maturities of these expenses. The fair values of advances due/from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The Company’s investment in Acadian is recorded at fair value using Level 1 inputs, as described in the US GAAP guidance for fair value measurements (see note 7).

7.           Investments In and Receivable From Acadian

At September 30, 2013 the carrying value of the marketable investment in Acadian was CDN$452,000. During fiscal 2012, Golden River purchased $420,000 of debentures in its former consolidated subsidiary Acadian. The debentures were unsecured and convertible into common shares of Acadian at the holder’s option at a price of $0.12 per common share. On September 18, 2013, the Company elected to convert the convertible note into 3,500,000 shares in Acadian.

On October 11, 2013 Acadian and LionGold announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.) acquired all of the common shares of Acadian ("Acadian Shares") that it did not already own (the "Arrangement").  Effective from that date, LionGold directly or indirectly owns 100% of the outstanding shares of Acadian. Under the Arrangement, Acadian shareholders (other than LionGold and its affiliates) received C$0.12 in cash for each Acadian Share. On October 17, 2013 the Company received CDN$421,000 for 3,509,998 shares it held in Acadian. The balance of the funds of CDN$31,140 are expected to be received in 2013.

The Company’s investment in Acadian is classified as a marketable security, and accordingly is presented at its approximate fair market value. At September 30, 2013, the Company recorded an unrealized gain on marketable investment in the amount of CDN$3,000.

8.          Income Taxes

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

The Company is subject to taxation in both the USA and Canada.

The Company’s net deferred taxes at September 30, 2013 is summarized as follows:

	USA 2013 CDN$000s	Canada 2013 CDN$000s	Total 2013 CDN$000s

Deferred tax assets
Net operating loss carry-forward	3,560	2,082	5,642
Exploration expenditure	557	1,535	2,092
	4,117	3,617	7,734
Less valuation allowance	(4,117)	(3,617)	(7,734)
	-	-	-

The Company’s net deferred taxes at June 30, 2013 is summarized as follows:

	USA 2013 CDN$000s	Canada 2013 CDN$000s	Total 2013 CDN$000s

Deferred tax assets
Net operating loss carry-forward	3,526	2,061	5,587
Exploration expenditure	557	1,535	2,092
	4,083	3,596	7,679
Less valuation allowance	(4,083)	(3,596)	(7,679)
	-	-	-

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately CDN$10,170,000 at September 30, 2013 and expire in years 2023 through 2030. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to CDN$10,433,000.

9.          Subsequent Events

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

The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

3 months ended September 30, 2012                 CDN$1.00 = US$1.0167
3 months ended September 30, 2013                 CDN$1.00 = US$0.9704
3 months ended September 30, 2012                 CDN$1.00 = A$0.9796
3 months ended September 30, 2013                 CDN$1.00 = A$1.0415

The Company’s financial statements are prepared in Canadian dollars (CDN$). A number of the costs and expenses of the Company are incurred in US and Australian dollars and the conversion of these costs to CDN$ means that the comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012 does not always present a true comparison.

GENERAL

Golden River Resources was a gold exploration company focusing its activities in Canada through its investment in Acadian. Following the sale of Acadian shares in October 2012, Golden River’s holding in Acadian amounted to 32.16% and Golden River no longer controlled Acadian. As a result, Golden River de-consolidated the operations of Acadian. Accordingly, the management discussion and analysis relates to the activities of Golden River only and does not include a discussion of Acadian activities unless otherwise stated.

As set out in notes to consolidated financial statements – affiliate transactions, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS for the three months ended September 30, 2013 was CDN$33,000 (2012: CDN$57,000). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012.

Costs and expenses decreased from CDN$104,000 in the three months ended September 30, 2012 to CDN$64,000 in the three months ended September 30, 2013.

The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from CDN$22,000 for the three months ended September 30, 2012 to CDN$19,000 for the three months ended September 30, 2013. The expenses for the three months ended September 30, 2013 consisted of costs associated with the Company’s SEC compliance obligations.

b)
a decrease in administrative costs including salaries from CDN$82,000 in the three months ended September 30, 2012 to CDN$45,000 in the three months ended September 30, 2013. The decrease relates to head office salaries and corporate travel; for the three months ended September 30, 2012 additional costs were incurred for negotiations of the sale of the Acadian interest which was completed in fiscal 2013 and a decrease in office and statutory filing costs for the three months ended September 30, 2013. Included within the administrative expenses of CDN$45,000 (2012: CDN$82,000) is an amount of CDN$33,000 (2012: CDN$57,000) billed to us by AXIS.

The Company recorded a foreign currency exchange gain of CDN$2,000 for the three months ended September 30, 2013 and a loss of CDN$3,000 for the three months ended September 30, 2012, as a result of the movement in the Australian and US dollar versus the Canadian dollar.

At September 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the three months ended September 30, 2013 the Company recorded an adjustment to the provision of A$586,000 (three months ended September 30, 2012: CDN$nil).

The loss from continuing operations before income taxes for the three months ended September 30, 2013 was CDN$644,000 compared to a loss of CDN$107,000 for the three months ended September 30, 2012.

The Company recorded a net loss from discontinued operations of CDN$667,000 for the three months ended September 30, 2012 which was offset by the share of net loss attributable to non-controlling interests of discontinued operations of CDN$318,000. There was no net loss from discontinued operations for the three months ended September 30, 2013.

The net loss attributable to Golden River Resources stockholders amounted to CDN$644,000 for the three months ended September 30, 2013 compared to a net loss of  CDN$456,000 for the three months ended September 31, 2012.

Liquidity and Capital Resources

For the three months ended September 30, 2013, net cash used by operating activities was CDN$69,000  consisting primarily of the net loss of CDN$644,000; offset by non-cash items being gain on marketable investment of CDN$3,000; allowance for doubtful debt of CDN$586,000 and a decrease in accounts payable and accrued expenses of CDN$5,000. Net cash provided by investing activities was CDN$nil and net cash used in financing activities of CDN$586,000 being advances to affiliates.

As at September 30, 2013, the Company had short-term obligations of CDN$144,000 being accounts payable and accrued expenses.

We have CDN$3,000 in cash at September 30, 2013.

During the three months ended September 30, 2013, AXIS provided services in accordance with the service agreement of CDN$33,000 and AXIS repaid the Company CDN$32,000 and provided AXIS with a CDN$651,000 advance. At September 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a CDN$586,000 provision for doubtful receivable.

On October 11, 2013 Acadian and LionGold Corp. Ltd. ("LionGold") announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.) acquired all of the common shares of Acadian that it did not already own (the "Arrangement").  Effective from that date, LionGold directly or indirectly owns 100% of the outstanding shares of Acadian. Under the Arrangement, Acadian shareholders (other than LionGold and its affiliates) received C$0.12 in cash for each Acadian share and on October 17, 2013, the Company received CDN$421,000 and the balance of CDN$31,000 will be received shortly.

Our budget for general and administration costs for fiscal 2014 is CDN$250,000.  We are searching for new business opportunities and are not planning any exploration related activities in the short term.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q’s forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the “Act”) which become law in September 1995.  In order to obtain the benefits of the “safe harbor” provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company’s actual results and are in the future likely to affect the Company’s actual results and cause them to differ materially from those expressed in any such forward looking statements.  This Form 10-Q report contains forward looking statements relating to future financial results.  Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, movements in the foreign exchange rate and the availability of additional financing for the Company. Investors are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Additional information which could affect the Company’s financial results is included in the Company’s Form 10-K on file with the Securities and Exchange Commission.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: November 12, 2013

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
101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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