Form 10-Q
period 2013-12-31
GOLDEN RIVER RESOURCES CORP.
filed 2014-03-06
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2013
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,283 outstanding shares of Common Stock as of February 18, 2014.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 2013, the results of its consolidated statements of comprehensive income/(loss) for the three and six month periods ended December 31, 2013 and December 31, 2012 and for the cumulative period July 1, 2002 (inception of exploration activities) to December 31, 2013, and its consolidated cash flows for the six month period ended December 31, 2013 and December 31, 2012 and for the cumulative period July 1, 2002 (inception of exploration activities) to December 31, 2013  have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

Prior to October 1, 2013, the Company’s functional and reporting currency was the Canadian dollar (CDN). The major asset of Company at September 30, 2013 was a marketable security held in a former consolidated entity. In early October, 2013 all shares held in in the former consolidated entity were compulsory acquired by a third party. As a result of the disposal of the investment, the Company’s revenue and expenses are no longer primarily denominated in CDN. ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from October 1, 2013 the functional currency of the Company is the United States dollar (US$). Assets, liabilities and equity were translated at the rate of exchange at October 1, 2013 of CDN$1.00 = US$0.9704. Revenue and expenses were translated at rates at date of transaction.  The recasting of the Company’s assets, liabilities, revenue and expense into US dollars did not have a material impact on the consolidated financial statements. Translation gains and losses were not material and accordingly were included as part of operations.

Restatement of comparative numbers was made for the change in functional and reporting currency.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN UNITED STATES DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	December 31, 2013	June 30, 2013
	US$000’s	US$000’s
ASSETS	(Unaudited)

Current Assets
Cash	2	637
Investment in marketable security	-	436
Receivables	41	14
Receivables - affiliates	112	-
Advances receivable	133	-
Prepaid expenses and deposits	1	1

Total Current Assets	289	1,088

Non-Current Assets

Advances receivable	-	138

Total Non-Current Assets	-	138

Total Assets	289	1,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	174	145

Total Current Liabilities	174	145

Total Liabilities	174	145

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 and 56,807,408 issued and outstanding	5	5
Additional paid-in-capital	41,428	41,428
Less treasury stock at cost, 125 shares	(19)	(19)
Retained (deficit) during exploration stage	(23,934)	(22,968)
Retained (deficit) prior to exploration stage	(17,365)	(17,365)

Total Stockholders’ Equity	115	1,081

Total Liabilities and Stockholders’ Equity	289	1,226

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended December 31, 2013 and 2012 and for the cumulative period
July 1, 2002 (inception of exploration activities) to December 31, 2013
(Unaudited)

	Three Months Ended December 31, 2013 US$000’s	Three Months Ended December 31, 2012 US$000’s	Six Months Ended December 31, 2013 US$000’s	Six Months Ended December 31, 2012 US$000’s	July 1, 2002 to December 31, 2013 US$000’s

Revenues	$-	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	-	-	-	-	2,678
Exploration expenditure	-	-	-	-	4,403
Interest expense (income), net	-	-	-	-	385
Legal, accounting and professional	18	28	38	50	2,108
Administration expenses	74	231	116	313	4,388

Total costs and expenses	92	259	154	363	13,962

Foreign currency exchange gain/(loss)	(109)	(12)	(109)	(15)	(645)
Loss on sale of equity investment and impairment charge	-	(396)	-	(396)	(841)
Allowance for doubtful debt	(140)	-	(709)	-	(2,843)
(Loss)/gain on marketable investment	-	-	2	-	289
Other income:
Interest income – net, related entity	-	-	-	-	5
– Other	-	17	1	17	12

(Loss) from continuing operations before income taxes	(341)	(650)	(969)	(757)	(17,985)

Benefit for deferred income taxes	-	-	-	-	-

Net (loss) from continuing operations	(341)	(650)	(969)	(757)	(17,985)

Discontinued Operations
Gain on disposal of discontinued operations	-	5,591	-	5,591	5,378
Equity in profits of unconsolidated entities	-	-	-	-	227
Net income/(loss) from discontinued operations	-	5	-	(665)	(10,190)
Impairment of mineral rights	-	-	-	-	(34,530)
Adjustment to fair value on stepped acquisition	-	-	-	-	7,213
Gain on bargain purchase	-	-	-	-	10,000
Net income/(loss) attributable to non-controlling interests of discontinued operations	-	(5)	-	314	13,762

Net income/(loss) from discontinued operations	-	5,591	-	5,240	(8,140)

Net income/(loss)	(341)	4,941	(969)	4,483	(26,125)

Other comprehensive income(loss):
Foreign currency translation adjustments	-	(188)	3	(173)	2,191

Comprehensive income/(loss)	(341)	4,753	(966)	4,310	(23,934)

Basic and diluted income/(loss) per common equivalent share
Net (loss) from continuing operations per share	(0.01)	(0.01)	(0.02)	(0.01)	(0.95)
Net income/(loss) from discontinued operations per share	-	0.10	-	0.10	(0.43)
Basic and diluted net income/(loss) per common equivalent shares	(0.01)	0.09	(0.02)	0.09	(1.38)

Weighted average number of common equivalent shares used per share calculation	56,807	56,807	56,807	56,807	19,078

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2013 and 2012 and for the cumulative period
July 1, 2002 (inception of exploration activities) to December 31, 2013
(Unaudited)

	Six Months Ended December 31, 2013 US$000’s	Six Months Ended December 31, 2012 US$000’s	July 1, 2002 to December 31, 2013 US$000’s
CASH FLOW FROM OPERATING ACTIVITIES

Net income/(loss)	(969)	4,483	(26,125)

Adjustments to reconcile net income/(loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	109	15	645
Stock based compensation	-	-	2,641
Loss on equity investment	-	58	841
(Gain)/loss on sale/revaluation of marketable investment	(2)	336	(289)
Allowance for doubtful debt	709	-	2,843
Gain on disposal of discontinued operations	-	(5,591)	(5,378)
Accrued interest added to principal	-	-	168
Net change net of disposition and acquisition in:
Receivables	7	62	(827)
Staking deposit	-	-	21
Prepaid expenses and deposits	-	19	(1)
Accounts payable and accrued expenses	32	(252)	(12)
Net Cash (Used) in Operating Activities	(114)	(870)	(25,473)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary, net of cash acquired	-	-	(11,213)
Proceeds of disposal of subsidiary(net)	-	2,002	3,928
Proceeds from sale of marketable securities	402	-	1,162
Purchase of plant and equipment	-	-	(24)
Net Cash provided by/(Used) In Investing Activities	402	2,002	(6,147)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	113	405	6,317
Advances and repayments to affiliates	(1,038)	(1,880)	(8,776)
Proceeds from issuance of stock	-	-	13,451
Sale of warrants (net)	-	-	4,608
Re-purchase of warrants	-	-	(562)
Proceeds from loan payable	-	-	3,164
Net Cash Provided by/(Used) In Financing Activities	(925)	(1,475)	18,202

DISCONTINUED OPERATIONS
Operating activities	-	350	14,169
Investing activities	-	-	106
Financing activities	-		(757)
Net cash flows Provided By discontinued operations	-	350	13,518

Effects of Exchange Rate on Cash	2	12	(98)

Net Increase/(Decrease) in Cash	(635)	19	2
Cash at Beginning of Period	637	11	-
Total Cash at End of Period	2	30	2

Supplemental Disclosures
Interest Paid	-	-	330

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,600
Stock options recorded as deferred compensation	-	-	1,221
Extinguishment of related party debt	-	-	575
Stock issued for acquisition of properties	-	-	608

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2013
(Unaudited)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compensation	Non- Controlling Interests	Total
	000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s
Balance June 30, 2002	635	-	$(19)	$16,251	-	$(17,365)	-	-	$(1,133)
Net (loss)	-	-		-	$(620)	-	-	-	$(620)
Balance June 30, 2003	635	-	$(19)	$16,251	$(620)	$(17,365)	-	-	$(1,753)
Issuance of 175,398 shares and warrants in lieu of debt repayment	175	-	-	$1,782	-	-	-	-	$1,782
Sale of 167,000 shares and warrants	167	-	-	$1,698	-	-	-	-	$1,698
Issuance of 694,306 shares on cashless exercise of options	694	-	-	-	-	-	-	-	$-
Net (loss)	-	-	-	-	$(938)	-	-	-	$(938)
Balance June 30, 2004	1,671	-	$(19)	$19,731	$(1,558)	$(17,365)	-	-	$789
Issuance of 140,000 options under 2004 stock option plan	-	-	-	$1,334	-	-	$(1,334)	-	$-
Amortization of 140,000 options under 2004 stock option plan	-	-	-	-	-	-	$887	-	$887
Net (loss)	-	-	-	-	$(2,904)	-	-	-	$(2,904)
Balance June 30, 2005	1,671	-	$(19)	$21,065	$(4,462)	$(17,365)	$(447)	-	$(1,228)
To eliminate deferred compensation against Additional Paid-In Capital	-	-	-	$(447)	-	-	$447	-	$-
Issuance of 1,000,000 shares and 2,000,000 options in lieu of debt repayment	1,000	-	-	$3,004	-	-	-	-	$3,004
Capital gain on shares and options issued in lieu of debt repayment	-	-	-	$(1,457)	-	-	-	-	$(1,457)
Sale of 2,000,000 normal warrants	-	-	-	$715	-	-	-	-	$715
Sale of 1,000,000 special warrants	-	-	-	$767	-	-	-	-	$767
Amortization of 140,000 options under 2004 stock option plan	-	-	-	$431	-	-	-	-	$431
Net (loss)	-	-	-	-	$(803)	-	-	-	$(803)
Balance June 30, 2006	2,671	-	$(19)	$24,078	$(5,265)	$(17,365)	$-	$-	$1,429

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2013
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compensation	Non- Controlling Interests	Total
	000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s
Costs associated with sale of normal and special warrants	-	-	-	$(3)	-	-	-	-	$(3)
Amortization of 140,000 options under 2004 stock option plan	-	-	-	$15	-	-	-	-	$15
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$447	-	-	-	-	$447
Net (loss)	-	-	-	-	$(1,808)	-	-	-	$(1,808)
Balance June 30, 2007	2,671	$-	$(19)	$24,537	$(7,073)	$(17,365)	$-	$-	$80
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$293	-	-	-	-	$293
Net (loss)	-	-	-	-	$(985)	-	-	-	$(985)
Balance June 30, 2008	2,671	$-	$(19)	$24,830	$(8,058)	$(17,365)	$-	$-	$(612)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$152	-	-	-	-	$152
Sale of 10,000,000 shares	10,000	$1	-	$541	-	-	-	-	$542
Forgiveness of advances from affiliate	-	-	-	$509	-	-	-	-	$509
Net (loss)	-	-	-	-	$(1,060)	-	-	-	$(1,060)
Balance June 30, 2009	12,671	$1	$(19)	$26,032	$(9,118)	$(17,365)	$-	$-	$(469)
Amortization of 465,000 options under 2006 stock option plan	-	-	-	$35	-	-	-		$35
Sale of 9,960,351 shares	9,960	$1	-	$10,144	-	-	-	-	$10,145
Issuance of 300,000 shares as part purchase price of mining properties	300	-	-	$600	-	-	-	-	$600
Re-purchase of warrants	-	-	-	$(500)	-	-	-	-	$(500)
Net (loss) from continuing operations	-	-	-	-	$(3,756)	-	-	-	$(3,756)
Net profit from discontinued operations	-	-	-	-	$15,007		-	-	$15,007
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,860	-	-	-	$(1,860)	$-
Fair value of non-controlling interest	-	-	-	-	-	-	-	$18,921	$18,921
Net (loss) attributable to non-controlling interests	-	-	-	-	$1,362	-	-	$(1,362)	$-
Balance June 30, 2010	22,931	$2	$(19)	$38,171	$3,495	$(17,365)	$-	$15,699	$39,983

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2013
and for the cumulative period July 1, 2002
(inception of exploration activities) to December 31, 2013
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compensation	Non- Controlling Interests	Total
	000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s
Issue of 33,875,000 shares	33,876	$3	-	$3,047	-	-	-	-	$3,050
Amortization of 800,000 options under employee stock option plan	-	-	-	$156	-	-	-	-	$156
Net (loss) from continuing operations	-	-	-	-	$(4,725)	-	-	-	$(4,725)
Net (loss) from discontinued operations	-	-	-	-	$(2,863)		-	-	$(2,863)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,465	-	-	-	$(1,465)	$-
Adjustment due to issue of shares by subsidiary	-	-	-	-	-	-	-	$10	$10
Net (loss) attributable to non-controlling interests	-	-	-	-	$821	-	-	$(821)	$-
Balance June 30, 2011	56,807	$5	$(19)	$42,839	$(3,272)	$(17,365)	$-	$13,423	$35,611
Amortization of 1,100,000 options under employee stock option plan	-	-	-	$56	-	-	-	-	$56
Net profit from continuing operations	-	-	-	-	$5,828	-	-	-	$5,828
Net (loss) from discontinued operations	-	-	-	-	$(37,936)	-	-	-	$(37,936)
Adjustment for additional investment in consolidated subsidiary	-	-	-	$176	-	-	-	$(260)	$(84)
Adjustment for sale of investment in consolidated subsidiary	-	-	-	$(1,644)	-	-	-	$3,273	$1,629
Net (loss) attributable to non-controlling interests	-	-	-	-	$11,275	-	-	$(11,275)	$-
Balance June 30, 2012	56,807	$5	$(19)	$41,427	$(24,105)	$(17,365)	$-	$5,161	$5,104
Amortization of 1,100,000 options under employee stock option plan	-	-	-	$1	-	-	-	-	$1
Net (loss) from continuing operations	-	-	-	-	$(3,056)	-	-		$(3,056)
Net income from discontinued operations	-	-	-	-	$3,889	-	-	-	$3,889
Adjustment for deconsolidation of subsidiary	-	-	-	-	-	-	-	$(4,857)	$(4,857)
Net income attributable to non-controlling interests	-	-	-	-	$304	-	-	$(304)	$-
Balance June 30, 2013	56,807	$5	$(19)	$41,428	$(22,968)	$(17,365)	$-	$-	$1,081
Comprehensive (loss)	-	-	-	-	$(966)	-	-	-	$(966)
Balance December 31, 2013	56,807	$5	$(19)	$41,428	$(23,934)	$(17,365)	$-	$-	$115

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013

1.	Organisation

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is Northern Capital Resources Corp (“NCRC”) which owned 96.62% of Golden River Resources as of December 31, 2013.

Golden River Resources was a gold exploration company.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  During 2012, the Company acquired 0.48% of Acadian, sold 19.9% of Acadian and at June 30, 2012 it held 52.06% of Acadian. During fiscal 2013, it sold a further 51.56% and at June 30, 2013, it held a 0.50% interest in Acadian. On September 18, 2013, the Company converted a convertible note of US$402,000 into 3,500,000 shares in Acadian thus increasing its equity interest in Acadian to 6.53%. On October 11, 2013, Acadian and LionGold Corp. Ltd. ("LionGold") announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.) compulsory acquired all of the common shares of Acadian that it did not already own. As a result, effective October 11, 2013, the Company no longer has an equity interest in Acadian.

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

The following is a summary of the significant accounting policy followed in connection with the preparation of the financial statements.

Foreign Currency Translation

Effective October 1, 2013, the Company’s functional and reporting currency is the United States dollar.  Revenue and expenses incurred in a currency other than, United States dollars are translated at the date incurred or invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Gains or losses from foreign currency transactions are included in the results of operations.

Prior to October 1, 2013, the Company’s functional and reporting currency was the Canadian dollar (CDN). The major asset of Company at September 30, 2013 was a marketable security held in a former consolidated entity. In October, 2013 all shares held in in the former consolidated entity were compulsory acquired by a third party. As a result of the disposal of the investment, the Company’s revenue and expenses are no longer primarily denominated in Canadian dollars. ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from October 1, 2013 the functional currency of the Company is the United States dollar (US$). Assets, liabilities and equity were translated at the rate of exchange at October 1, 2013 of CDN$1.00 = US$0.9704. Revenue and expenses were translated at rates at date of transaction.  The recasting of the Company’s assets, liabilities, revenue and expense into US dollars did not have a material impact on the consolidated financial statements. Translation gains and losses were not material and accordingly were included as part of operations.

Restatement of comparative numbers was made for the change in functional and reporting currency.

4.	Affiliate Transactions

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

During the six months ended December 31, 2013, AXIS provided services in accordance with the service agreement of US$83,000, AXIS repaid Golden River Resources US$31,000 and the Company advanced AXIS US$1,038,000, before foreign currency translation amounting to approximately US$103,000. At June 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a US$976,000 provision for doubtful receivable during fiscal 2013. For the six months ended December 31, 2013, the Company recorded an additional provision of US$709,000. During the six months ended December 31, 2013, the Company did not charge interest.  The amount owed by AXIS at December 31, 2013 under current assets – advances to affiliates was US$112,000. The Company has made advances to AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement.  In order to service its clients, AXIS is required to make ongoing expenditures for payroll, facilities and equipment that may exceed the amount of its cash receipts during particular periods, depending on the amount of services provided to its clients and the amount of fees received from such clients during these periods.  Historically, the shortfall in its cash receipts has been covered by cash advances from a number of the companies, which receive services from AXIS, including the Company.  The purpose of such advances is to assist AXIS in meeting its ongoing cash flow requirements in order to assure that AXIS has the necessary resources to provide services to the Company on an as needed basis. The parties are in discussions in relation to AXIS providing security to the Company for the amount outstanding and such discussions are anticipated to be concluded by the end of fiscal 2014.However no agreement has been reached to-date. Two of the Company’s directors (Mr Gutnick and Dr Tyrwhitt) are also directors of AXIS and Mr Lee is Chief Financial Officer and Company Secretary of AXIS and owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed by AXIS or any other conflict of interest with AXIS or other affiliates.

During the six months ended December 31, 2012, AXIS repaid the Company US$405,000 and provided services in accordance with the service agreement of US$270,000 and the Company advanced AXIS US$794,000. The amount owed by AXIS at December 31, 2012 was US$600,000 and is reflected in non-current assets – receivables from affiliates. During the six months ended December 31, 2012, the Company did not charge interest.

During fiscal 2010, the Company sold shares of common stock to NCRC, a Nevada corporation, pursuant to certain subscription agreements. Mr Joseph Gutnick, the Company’s President, is the Chairman and Chief Executive Officer of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC. As of December 31, 2013, NCRC owned approximately 96.6% of the outstanding common stock of the Company.

During fiscal 2013, the Company advanced NCRC US$1,189,000 and after foreign exchange adjustments US$1,158,000 is the amount owed by NCRC at December 31, 2013. At June 30, 2013, management considered the recoverability of the amount owed by NCRC and in accordance with the requirements of accounting standards provided a provision for doubtful receivable for the full amount during fiscal 2013.

During fiscal 2013, Golden River advanced Acadian US$141,000 in funds for operating expenditures and incurred expenditures on behalf of Acadian of US$2,000. This loan is non-interest bearing and is due on or before June 6, 2014. As of December 31, 2013 the US$133,000 (before currency translation) remains unpaid and is reflected in current assets – advances - receivable (see note 8).

5.	Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At December 31, 2013, the options are fully vested.

Since the issue of the options, 120,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at December 31, 2013 are as follows:

	Outstanding	Outstanding	Exercisable	Exercisable
Number of options	80,000	405,000	80,000	405,000
Exercise price	US10.00	US3.08	US10.00	US3.08
Expiration date	October 15, 2014	October 15, 2016	October 15, 2014	October 15, 2016

6.	(Loss) per share

The Company calculates (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

7.	Fair Value Of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued expenses and advances due from affiliates. The carrying amounts of receivables, accounts payable and accrued expenses, advances receivable approximate their respective fair values because of the short maturities of these expenses. The fair values of advances due/from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The Company’s investment in Acadian was recorded at fair value using Level 1 inputs, as described in the US GAAP guidance for fair value measurements (see note 8).

8.	Investments In and Receivable From Acadian

During fiscal 2012, Golden River purchased US$408,000 of debentures in its former consolidated subsidiary Acadian. The debentures were unsecured and convertible into common shares of Acadian at the holder’s option at a price of US$0.12 per common share. On September 18, 2013, the Company elected to convert the convertible note into 3,500,000 shares in Acadian.

On October 11, 2013 Acadian and LionGold announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.) compulsory acquired all of the common shares of Acadian ("Acadian Shares") that it did not already own (the "Arrangement").  Effective from that date, LionGold directly or indirectly owns 100% of the outstanding shares of Acadian. Under the Arrangement, Acadian shareholders (other than LionGold and its affiliates) received C$0.12 in cash for each Acadian Share. On October 17, 2013 the Company received US$402,000 for 3,509,998 shares it held in Acadian. The balance of the funds of US$29,000 from LionGold is expected to be received in 2014.

9.	Income Taxes

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

The Company is subject to taxation in both the USA and Canada.

The Company’s net deferred taxes at December 31, 2013 is summarized as follows:

	USA 2013 US$000s	Canada 2013 US$000s	Total 2013 US$000s

Deferred tax assets
Net operating loss carry-forward	2,411	132	2,542
Exploration expenditure	557	3040	3,597
	2,968	3,172	6,139
Less valuation allowance	(2,968)	(3,172)	(6,139)
	-	-	-

The Company’s net deferred taxes at June 30, 2013 is summarized as follows:

	USA 2013 US$000s	Canada 2013 US$000s	Total 2013 US$000s

Deferred tax assets
Net operating loss carry-forward	3,440	2,011	5,451
Exploration expenditure	544	1,498	2,042
	3,984	3,509	7,493
Less valuation allowance	(3,984)	(3,509)	(7,493)
	-	-	-

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately US$6,887,000 at December 31, 2013 and expire in years 2023 through 2030. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to US$9,149,000.

10.	Subsequent Events

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FUND COSTS CONVERSION

The consolidated statements of operations and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in United States dollars unless otherwise stated.

The following table shows the average rate of exchange of the Canadian dollar as compared to the US dollar and Australian dollar during the periods indicated:

6 months ended December 31, 2012                                                                           US$1.00 = A$0.9704
6 months ended December 31, 2013                                                                           US$1.00 = A$1.1269
6 months ended December 31, 2012                                                                           US$1.00 = CDN $1.0005
6 months ended December 31, 2013                                                                           US$1.00 = CDN $1.0696

The Company’s financial statements are prepared in United States dollars (US$). A number of the costs and expenses of the Company are incurred in Canadian and Australian dollars and the conversion of these costs to US$ means that the comparison of the three months ended December 31, 2013 to the three months ended December 31, 2012 does not always present a true comparison.

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

As set out in notes to consolidated financial statements – affiliate transactions, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS for the six months ended December 31, 2013 was US$83,000 (2012: US$270,000). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012.

Costs and expenses decreased from US$259,000 in the three months ended December 31, 2012 to US$92,000 in the three months ended December 31, 2013.

The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from US$28,000 for the three months ended December 31, 2012 to US$18,000 for the three months ended December 31, 2013. The expenses for the three months ended December 31, 2013 consisted of costs associated with the Company’s SEC compliance obligations.

b)
a decrease in administrative costs including salaries from US$231,000 in the three months ended December 31, 2012 to US$74,000 in the three months ended December 31, 2013. The decrease relates to head office salaries and corporate travel; for the three months ended December 31, 2012 additional costs were incurred for negotiations of the sale of the Acadian interest which was completed in fiscal 2013 and a decrease in office and statutory filing costs for the three months ended December 31, 2013. Included within the administrative expenses of US$74,000 (2012: US$231,000) is an amount of US$51,000 (2012: US$57,000) billed to us by AXIS.

The Company recorded a foreign currency exchange loss of US$109,000 for the three months ended December 31, 2013 and US$12,000 for the three months ended December 31, 2012, as a result of the movement in the Australian and Canadian dollar versus the United States dollar.

At December 31, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the three months ended December 31, 2013 the Company recorded an adjustment to the provision of US$140,000 (three months ended December 31, 2012: US$nil).

In October 2013, the Company sold a further 3,509,998 shares in Acadian at price of US$0.12 (CDN$0.12) for US$402,000 and recorded a foreign exchange loss on sale of marketable investment of US$6,000.

The loss from continuing operations before income taxes for the three months ended December 31, 2013 was US$341,000 compared to US$650,000 for the three months ended December 31, 2012.

The Company recorded a gain on disposal of discontinued operations of US$5,591,000 for the three months ended December 31, 2012. There was no net loss from discontinued operations for the three months ended December 31, 2013.

The net loss amounted to US$341,000 for the three months ended December 31, 2013 compared to a net income of US$4,941,000 for the three months ended December 31, 2012.

Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012.

Costs and expenses decreased from US$363,000 in the three months ended December 31, 2012 to US$154,000 in the three months ended December 31, 2013.

The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from US$50,000 for the six months ended December 31, 2012 to US$38,000 for the six months ended December 31, 2013. The expenses for the six months ended December 31, 2013 consisted of costs associated with the Company’s SEC compliance obligations.

b)
a decrease in administrative costs including salaries from US$313,000 in the six months ended December 31, 2012 to US$116,000 in the six months ended December 31, 2013. The decrease relates to head office salaries and corporate travel; for the six months ended December 31, 2012 additional costs were incurred for negotiations of the sale of the Acadian interest which was completed in fiscal 2013 and a decrease in office and statutory filing costs for the six months ended December 31, 2013. Included within the administrative expenses of US$116,000 (2012: US$313,000) is an amount of US$82,000 (2012: US$254,000) billed to us by AXIS.

The Company recorded a foreign currency exchange loss of US$109,000 for the six months ended December 31, 2013 and US$15,000 for the six months ended December 31, 2012, as a result of the movement in the Australian and Canadian dollar versus the United States dollar.

At December 31, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the six months ended December 31, 2013 the Company recorded an adjustment to the provision of US$709,000 (six months ended December 31, 2012: US$nil).

In October 2013, the Company sold a further 3,509,998 shares in Acadian at price of US$0.12 (CDN$0.12) for US$402,000, and reviewed the carrying amount of is investment in Acadian and recorded a foreign exchange loss on sale of marketable investment and impairment charge of US$4,000 for the six months ended December 31, 2013.

The loss from continuing operations before income taxes for the six months ended December 31, 2013 was US$969,000 compared to a loss of US$757,000 for the six months ended December 31, 2012.

The Company recorded a net gain from discontinued operations of US$5,591,000 for the six months ended December 31, 2012 and a net loss from discontinued operations of US$665,000 which was offset by the share of net gain attributable to non-controlling interests of discontinued operations of US$314,000. There was no net loss or gain from discontinued operations for the six months ended December 31, 2013.

The net loss amounted to US$969,000 for the six months ended December 31, 2013 compared to net income of US$4,483,000 for the six months ended December 31, 2012.

Liquidity and Capital Resources

For the six months ended December 31, 2013, net cash used by operating activities was US$114,000 consisting primarily of the net loss of US$969,000; net gain on revaluation of marketable investment of US$2,000; allowance for doubtful debt of US$709,000 and a decrease in accounts payable and accrued expenses of US$32,000. Net cash provided by investing activities was US$402,000 being proceeds from the sale of 3,509,998 shares in Acadian and net cash used in financing activities of US$925,000 being advances to affiliates.

As at December 31, 2013, the Company had short-term obligations of US$174,000 being accounts payable and accrued expenses.

We have US$2,000 in cash at December 31, 2013.

During the six months ended December 31, 2013, AXIS provided services in accordance with the service agreement of US$83,000 and AXIS repaid the Company US$31,000 and provided AXIS with a US$1,038,000 advance. At December 31, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a further US$709,000 provision for doubtful receivable.

On October 11, 2013 Acadian and LionGold Corp. Ltd. ("LionGold") announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.) compulsory acquired all of the common shares of Acadian that it did not already own (the "Arrangement").  Effective from that date, LionGold directly or indirectly owns 100% of the outstanding shares of Acadian. Under the Arrangement, Acadian shareholders (other than LionGold and its affiliates) received C$0.12 in cash for each Acadian share and on October 17, 2013, the Company received US$402,000 and the balance of US$29,000 will be received shortly.

The Company has net advances receivable due from affiliated entities for approximately US$2.7million at December 31, 2013, all of which is fully allowed for.

Our budget for general and administration costs for fiscal 2014 is US$250,000.  We are searching for new business opportunities and are not planning any exploration related activities in the short term.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: February 18, 2014

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

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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