Form 10-Q
period 2014-03-31
GOLDEN RIVER RESOURCES CORP.
filed 2014-05-15
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2014
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,283 outstanding shares of Common Stock as of May 12, 2014.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2014, the results of its consolidated statements of comprehensive income/(loss) for the three and nine month periods ended March 31, 2014 and March 31, 2013 and for the cumulative period July 1, 2002 (inception of exploration activities) to March 31, 2014, and its consolidated cash flows for the nine month period ended March 31, 2014 and March 31, 2013 and for the cumulative period July 1, 2002 (inception of exploration activities) to March 31, 2014  have been included.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN UNITED STATES DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheet

	March 31, 2014	June 30, 2013
	US$000’s	US$000’s
ASSETS	(Unaudited)

Current Assets
Cash	1	637
Investment in marketable security	-	436
Receivables	42	14
Receivables - affiliates	112	-
Advances receivable	128	-
Prepaid expenses and deposits	1	1

Total Current Assets	284	1,088

Non-Current Assets

Advances receivable	-	138

Total Non-Current Assets	-	138

Total Assets	284	1,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	169	145

Total Current Liabilities	169	145

Total Liabilities	169	145

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 and 56,807,408 issued and outstanding	5	5
Additional paid-in-capital	41,428	41,428
Less treasury stock at cost, 125 shares	(19)	(19)
Retained (deficit) during exploration stage	(23,934)	(22,968)
Retained (deficit) prior to exploration stage	(17,365)	(17,365)

Total Stockholders’ Equity	115	1,081

Total Liabilities and Stockholders’ Equity	284	1,226

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income(Loss)
Three and Nine Months Ended March 31, 2014 and 2013 and for the cumulative period
July 1, 2002 (inception of exploration activities) to March 31, 2014
(Unaudited)

	Three Months Ended March 31, 2014 US$000’s	Three Months Ended March 31, 2013 US$000’s	Nine Months Ended March 31, 2014 US$000’s	Nine Months Ended March 31, 2013 US$000’s	July 1, 2002 to March 31, 2014 US$000’s

Revenues	$-	$-	$-	$-	$-

Costs and expenses:

Stock based compensation	-	-	-	-	2,678
Exploration expenditure	-	-	-	-	4,403
Interest expense, net	-	-	-	-	385
Legal, accounting and professional	14	46	52	96	2,122
Administration expenses	18	19	134	332	4,406

Total costs and expenses	32	65	186	428	13,994

Foreign currency exchange gain/(loss)	69	24	(40)	9	(576)
Loss on sale of equity investment and impairment charge	-	(213)	-	(609)	(841)
Allowance for doubtful debt	(36)	(726)	(745)	(726)	(2,879)
Gain on marketable investment	-	-	2	-	289
Other income/(expenses):
Interest income – net, related entity	-	-	-	-	5
– Other	(1)	9	-	26	11

(Loss) from continuing operations before income taxes	-	(971)	(969)	(1,728)	(17,985)

Benefit for deferred income taxes	-	-	-	-	-

Net (loss) from continuing operations	-	(971)	(969)	(1,728)	(17,985)

Discontinued Operations
Gain on disposal of discontinued operations	-	-	-	5,591	5,378
Equity in profits of unconsolidated entities	-	-	-	-	227
Net (loss) from discontinued operations	-	-	-	(665)	(10,190)
Impairment of mineral rights	-	-	-	-	(34,530)
Adjustment to fair value on stepped acquisition	-	-	-	-	7,213
Gain on bargain purchase	-	-	-	-	10,000
Net income attributable to non-controlling interests of discontinued operations	-	-	-	314	13,762

Net income/(loss) from discontinued operations	-	-	-	5,240	(8,140)

Net income/(loss)	-	(971)	(969)	3,512	(26,125)

Other comprehensive income(loss):
Foreign currency translation adjustments	-	65	3	(109)	2,191

Comprehensive income/(loss)	-	(906)	(966)	3,403	(23,934)

Basic and diluted income/(loss) per common equivalent share
Net (loss) from continuing operations per share	-	(0.02)	(0.02)	(0.03)	(0.90)
Net income/(loss) from discontinued operations per share	-	-	-	0.09	(0.41)
Basic and diluted net income/(loss) per common equivalent shares	-	(0.02)	(0.02)	0.06	(1.31)

Weighted average number of common equivalent shares used per share calculation	56,807	56,807	56,807	56,807	19,869

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2014 and 2013 and for the cumulative period
July 1, 2002 (inception of exploration activities) to March 31, 2014
(Unaudited)

	Nine Months Ended March 31, 2014 US$000’s	Nine Months Ended March 31, 2013 US$000’s	July 1, 2002 to March 31, 2014 US$000’s
CASH FLOW FROM OPERATING ACTIVITIES

Net income/(loss)	(969)	3,512	(26,125)

Adjustments to reconcile net income/(loss) to net cash (used) in operating activities
Foreign currency exchange (gain)/loss	40	(9)	576
Stock based compensation	-	-	2,641
Loss on equity investment	-	609	841
(Gain) on sale/revaluation of marketable investment	(2)	-	(289)
Allowance for doubtful debt	745	726	2,879
Gain on disposal of discontinued operations	-	(5,591)	(5,378)
Accrued interest added to principal	-	-	168
Net change net of disposition and acquisition in:
Receivables	11	60	(823)
Staking deposit	-	-	21
Prepaid expenses and deposits	-	26	(1)
Accounts payable and accrued expenses	24	(188)	(20)
Net Cash (Used) in Operating Activities	(151)	(855)	(25,510)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of majority owned subsidiary, net of cash acquired	-	-	(11,213)
Proceeds of disposal of subsidiary(net)	-	2,388	3,928
Proceeds from sale of marketable securities	402	-	1,162
Purchase of plant and equipment	-	-	(24)
Net Cash Provided By/(Used) In Investing Activities	402	2,388	(6,147)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	149	531	6,353
Advances and repayments to affiliates	(1,038)	(2,218)	(8,776)
Proceeds from issuance of stock	-	-	13,451
Sale of warrants (net)	-	-	4,608
Re-purchase of warrants	-	-	(562)
Proceeds from loan payable	-	-	3,164
Net Cash Provided By/(Used) In Financing Activities	(889)	(1,687)	18,238

DISCONTINUED OPERATIONS
Operating activities	-	343	14,169
Investing activities	-	-	106
Financing activities	-		(757)
Net cash flows Provided By discontinued operations	-	343	13,518

Effects of Exchange Rate on Cash	2	2	(98)

Net Increase/(Decrease) in Cash	(636)	191	1
Cash at Beginning of Period	637	11	-
Total Cash at End of Period	1	202	1

Supplemental Disclosures
Interest Paid	-	-	330

NON CASH FINANCING ACTIVITY
Debt repaid through issuance of shares	-	-	5,600
Stock options recorded as deferred compensation	-	-	1,221
Extinguishment of related party debt	-	-	575
Stock issued for acquisition of properties	-	-	608

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2014
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2014
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
March 31, 2014
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2014
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

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2014
and for the cumulative period July 1, 2002
(inception of exploration activities) to March 31, 2014
 (Unaudited) Continued

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Retained (Deficit) prior to Exploration stage	Deferred Compen- sation	Non- Controlling Interests	Total
	000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s

Issue of 33,875,000 shares	33,876	$3	-	$3,047	-	-	-	-	$3,050

Amortization of 800,000 options under employee stock option plan	-	-	-	$156	-	-	-	-	$156

Net (loss) from continuing operations	-	-	-	-	$(4,725)	-	-	-	$(4,725)

Net (loss) from discontinued operations	-	-	-	-	$(2,863)		-	-	$(2,863)

Adjustment for additional investment in consolidated subsidiary	-	-	-	$1,465	-	-	-	$(1,465)	$-

Adjustment due to issue of shares by subsidiary	-	-	-	-	-	-	-	$10	$10

Net (loss) attributable to non-controlling interests	-	-	-	-	$821	-	-	$(821)	$-

Balance June 30, 2011	56,807	$5	$(19)	$42,839	$(3,272)	$(17,365)	$-	$13,423	$35,611

Amortization of 1,100,000 options under employee stock option plan	-	-	-	$56	-	-	-	-	$56

Net profit from continuing operations	-	-	-	-	$5,828	-	-	-	$5,828

Net (loss) from discontinued operations	-	-	-	-	$(37,936)	-	-	-	$(37,936)

Adjustment for additional investment in consolidated subsidiary	-	-	-	$176	-	-	-	$(260)	$(84)

Adjustment for sale of investment in consolidated subsidiary	-	-	-	$(1,644)	-	-	-	$3,273	$1,629

Net (loss) attributable to non-controlling interests	-	-	-	-	$11,275	-	-	$(11,275)	$-

Balance June 30, 2012	56,807	$5	$(19)	$41,427	$(24,105)	$(17,365)	$-	$5,161	$5,104

Amortization of 1,100,000 options under employee stock option plan	-	-	-	$1	-	-	-	-	$1

Net (loss) from continuing operations	-	-	-	-	$(3,056)	-	-		$(3,056)

Net income from discontinued operations	-	-	-	-	$3,889	-	-	-	$3,889

Adjustment for deconsolidation of subsidiary	-	-	-	-	-	-	-	$(4,857)	$(4,857)

Net income attributable to non-controlling interests	-	-	-	-	$304	-	-	$(304)	$-

Balance June 30, 2013	56,807	$5	$(19)	$41,428	$(22,968)	$(17,365)	$-	$-	$1,081

Net (loss) from operations	-	-	-	-	$(966)	-	-	-	$(966)

Balance March 31, 2014	56,807	$5	$(19)	$41,428	$(23,934)	$(17,365)	$-	$-	$115

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014

1.  Organisation

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is Northern Capital Resources Corp (“NCRC”) which owned 96.62% of Golden River Resources as of March 31, 2014.

Golden River Resources was a gold exploration company.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  During fiscal 2012, the Company acquired a further 0.48% interest in of Acadian, sold a 19.9% interest in Acadian and at June 30, 2012 it held 52.06% of Acadian. During fiscal 2013, it sold a further 51.56% and at June 30, 2013, it held a 0.50% interest in Acadian. On September 18, 2013, the Company converted a convertible note of US$402,000 into 3,500,000 shares in Acadian thus increasing its equity interest in Acadian to 6.53%. On October 11, 2013, Acadian and LionGold Corp. Ltd. ("LionGold") announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.) compulsory acquired all of the common shares of Acadian that it did not already own. As a result, effective October 11, 2013, the Company no longer has an equity interest in Acadian.

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

2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results.  ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with earlier adoption permitted.  The Company has decided to early adopt this standard effective with the interim period beginning January 1, 2014. The adoption of ASU No. 2014-08 did not have a material impact on our financial position, results of operations or cash flows.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policy followed in connection with the preparation of the financial statements.

Foreign Currency Translation

Effective October 1, 2013, the Company’s functional and reporting currency is the United States dollar.  Revenue and expenses incurred in a currency other than the United States dollars are translated at the date incurred or invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Gains or losses from foreign currency transactions are included in the results of operations.

Prior to October 1, 2013, the Company’s functional and reporting currency was the Canadian dollar (CDN). The major asset of Company at September 30, 2013 was a marketable security held in a former consolidated entity. In October, 2013 all shares held in in the former consolidated entity were compulsory acquired by a third party. As a result of the disposal of the investment, the Company’s revenue and expenses are no longer primarily denominated in Canadian dollars. ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from October 1, 2013 the functional currency of the Company is the United States dollar (US$). Assets, liabilities and equity were translated at the rate of exchange at October 1, 2013 of CDN$1.00 = US$0.9704. Revenues and expenses were translated at rates at date of transaction.  The recasting of the Company’s assets, liabilities, revenue and expense into US dollars did not have a material impact on the consolidated financial statements. Translation gains and losses were not material and accordingly were included as part of operations.

Restatement of comparative numbers was made for the change in functional and reporting currency.

4.  Affiliate Transactions

Golden River Resources advances to and receives advances from various affiliates.

The Company has entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management. The Company is one of nine affiliated companies to which AXIS provides services. Each of the companies has some common Directors, officers and shareholders. Golden River Resources holds a 9.09% interest in AXIS at a cost of A$1 and is accounted for under the cost method. Any profits generated by AXIS are returned to its shareholders in the form of dividends.

During the nine months ended March 31, 2014, AXIS provided services in accordance with the service agreement of US$104,000, AXIS repaid Golden River Resources US$49,000 and the Company advanced AXIS US$1,038,000, before foreign currency translation amounting to approximately US$32,000. At June 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a US$976,000 provision for doubtful receivable during fiscal 2013. For the nine months ended March 31, 2014, the Company recorded an additional provision of US$745,000. During the nine months ended March 31, 2014, the Company did not charge interest.  The amount owed by AXIS (net of allowance) at March 31, 2014 under current assets – advances to affiliates was US$112,000. The Company has made advances to AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement.  In order to service its clients, AXIS is required to make ongoing expenditures for payroll, facilities and equipment that may exceed the amount of its cash receipts during particular periods, depending on the amount of services provided to its clients and the amount of fees received from such clients during these periods.  Historically, the shortfall in its cash receipts has been covered by cash advances from a number of the companies, which receive services from AXIS, including the Company.  The purpose of such advances is to assist AXIS in meeting its ongoing cash flow requirements in order to assure that AXIS has the necessary resources to provide services to the Company on an as needed basis. The parties are in discussions in relation to AXIS providing security to the Company for the amount outstanding and such discussions are anticipated to be concluded by the end of fiscal 2014. However no agreement has been reached to-date. Two of the Company’s directors (Mr Gutnick and Dr Tyrwhitt) are also directors of AXIS, Mr Lee is Chief Financial Officer and Company Secretary of AXIS and all owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed by AXIS or any other conflict of interest with AXIS or other affiliates.

During the nine months ended March 31, 2013, AXIS repaid the Company US$531,000 and provided services in accordance with the service agreement of US$286,000 and the Company advanced AXIS US$1,191,000. The amount owed by AXIS at March 31, 2013 was US$845,000 and has been fully provided for. During the nine months ended March 31, 2013, the Company did not charge interest.

During fiscal 2010, the Company sold shares of common stock to NCRC, a Nevada corporation, pursuant to certain subscription agreements. Mr Joseph Gutnick, the Company’s President, is the Chairman and Chief Executive Officer of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC. As of March 31, 2014, NCRC owned approximately 96.6% of the outstanding common stock of the Company.

During fiscal 2013, the Company advanced NCRC US$1,189,000 and after foreign exchange adjustments US$1,158,000 is the amount owed by NCRC at March 31, 2014. At June 30, 2013, management considered the recoverability of the amount owed by NCRC and in accordance with the requirements of accounting standards provided a provision for doubtful receivable for the full amount during fiscal 2013.

During fiscal 2013, Golden River advanced Acadian US$141,000 in funds for operating expenditures and incurred expenditures on behalf of Acadian of US$2,000. This loan is non-interest bearing and is due on or before June 6, 2014. As of March 31, 2014 the US$128,000 (after currency translation) remains unpaid and is reflected in current assets – advances - receivable (see note 8).

5.  Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At March 31, 2014, the options are fully vested.

Since the issue of the options, 120,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at March 31, 2014 are as follows:

	Outstanding	Outstanding	Exercisable	Exercisable
Number of options	80,000	405,000	80,000	405,000
Exercise price	US$10.00	US$3.08	US$10.00	US$3.08
Expiration date	October 15, 2014	October 15, 2016	October 15, 2014	October 15, 2016

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

On October 11, 2013 Acadian and LionGold announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.) compulsory acquired all of the common shares of Acadian ("Acadian Shares") that it did not already own (the "Arrangement").  Effective from that date, LionGold directly or indirectly owns 100% of the outstanding shares of Acadian. Under the Arrangement, Acadian shareholders (other than LionGold and its affiliates) received C$0.12 in cash for each Acadian Share. On October 17, 2013 the Company received US$402,000 for 3,509,998 shares it held in Acadian. The balance of the funds of US$28,000 from LionGold is expected to be received in 2014.

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

The Company is subject to taxation in both the USA and Canada.

The Company’s net deferred taxes at March 31, 2014 is summarized as follows:

	USA 2014 US$000s	Canada 2014 US$000s	Total 2014 US$000s

Deferred tax assets
Net operating loss carry-forward	2,420	130	2,550
Exploration expenditure	526	3,040	3,566
	2,946	3,170	6,116
Less valuation allowance	(2,946)	(3,170)	(6,116)
	-	-	-

The Company’s net deferred taxes at June 30, 2013 is summarized as follows:

	USA 2013 US$000s	Canada 2013 US$000s	Total 2013 US$000s

Deferred tax assets
Net operating loss carry-forward	3,440	2,011	5,451
Exploration expenditure	544	1,498	2,042
	3,984	3,509	7,493
Less valuation allowance	(3,984)	(3,509)	(7,493)
	-	-	-

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately US$6,914,000 at March 31, 2014 and expire in years 2023 through 2030. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to US$9,144,000.

The Company’s tax years for all years since fiscal year ending June 30, 2010 remain open to most taxing authorities.

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

The following table shows the average rate of exchange of the United States dollar as compared to the Canadian dollar and Australian dollar during the periods indicated:

9 months ended March 31, 2013	US$1.00 = A$0.9597
9 months ended March 31, 2014	US$1.00 = A$1.0812
9 months ended March 31, 2013	US$1.00 = CDN $1.0176
9 months ended March 31, 2014	US$1.00 = CDN $1.1061

The Company’s financial statements are prepared in United States dollars (US$). A number of the costs and expenses of the Company are incurred in Canadian and Australian dollars and the conversion of these costs to US$ means that the comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013 does not always present a true comparison.

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

As set out in notes to consolidated financial statements – affiliate transactions, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS for the nine months ended March 31, 2014 was US$104,000 (2013: US$286,000). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013.

Costs and expenses decreased from US$65,000 in the three months ended March 31, 2013 to US$32,000 in the three months ended March 31, 2014.

The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from US$46,000 for the three months ended March 31, 2013 to US$14,000 for the three months ended March 31, 2014. The expenses for the three months ended March 31, 2014 consisted of costs associated with professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K and taxation fees.

a)
a decrease in administrative costs including salaries from US$19,000 in the three months ended March 31, 2013 to US$18,000 in the three months ended March 31, 2014. The decrease relates to head office salaries and corporate travel; for the three months ended March 31, 2013 additional costs were incurred for negotiations of the sale of the Acadian interest which was completed in fiscal 2013 and a decrease in office and statutory filing costs for the three months ended March 31, 2014. Included within the administrative expenses of US$18,000 (2013: US$19,000) is an amount of US$21,000 (2013: US$16,000) billed to us by AXIS. For the three months ending March 31, 2014 the Company recorded a franchise tax adjustment of US$(2,000).

The Company recorded a foreign currency exchange gain of US$69,000 for the three months ended March 31, 2014 and US$24,000 for the three months ended March 31, 2013, as a result of the movement in the Australian and Canadian dollar versus the United States dollar.

In February 2013, the Company sold a further 3,927,730 shares in Acadian at price of CDN$0.11 for CDN$432,050, and reviewed the carrying amount of is investment in Acadian and recorded a loss on sale of equity investment and impairment charge of US$213,000 for the three months ended March 31, 2013.

At March 31, 2014, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the three months ended March 31, 2014 the Company recorded an adjustment to the provision of US$(36,000)  (2013: US$(726,000)).

The loss from continuing operations before income taxes and net loss for the three months ended March 31, 2014 was US$nil compared to US$971,000 for the three months ended March 31, 2013.

Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013.

Costs and expenses decreased from US$428,000 in the three months ended March 31, 2013 to US$186,000 in the three months ended March 31, 2014.

The decrease in costs and expenses is a net result of:

b)
a decrease in legal, accounting and professional expense from US$96,000 for the nine months ended March 31, 2013 to US$52,000 for the nine months ended March 31, 2014. The expenses for the nine months ended March 31, 2014 consisted of costs associated with professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, taxation fees and for general legal work.

c)
a decrease in administrative costs including salaries from US$332,000 in the nine months ended March 31, 2013 to US$134,000 in the nine months ended March 31, 2014. The decrease relates to; (a) head office salaries and corporate travel; for the nine months ended March 31, 2013 additional costs were incurred for negotiations of the sale of the Acadian interest which was completed in fiscal 2013 and; (b) a decrease in office and statutory filing costs for the nine months ended March 31, 2014. Included within the administrative expenses of US$134,000 (2013: US$332,000) is an amount of US$104,000 (2013: US$286,000) billed to us by AXIS.

The Company recorded a foreign currency exchange loss of US$40,000 for the nine months ended March 31, 2014 and  a foreign exchange gain of US$9,000 for the nine months ended March 31, 2013, as a result of the movement in the Australian and Canadian dollar versus the United States dollar.

In November 2012 and February 2013, the Company sold a further 9,327,730 shares in Acadian at price of CDN$0.11 for CDN$1,026,050, reviewed the carrying amount of is investment in Acadian and recorded a loss on sale of equity investment and impairment charge of US$609,000 for the nine months ended March 31, 2013.

At March 31, 2014, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the nine months ended March 31, 2014 the Company recorded an adjustment to the provision of US$(745,000) (2013: US$(726,000)).

In October 2013, the Company sold a further 3,509,998 shares in Acadian at price of US$0.12 (CDN$0.12) for US$402,000, and reviewed the carrying amount of is investment in Acadian and recorded a foreign exchange gain on sale of marketable investment and impairment charge of US$2,000 for the nine months ended March 31, 2014.

The loss from continuing operations before income taxes for the nine months ended March 31, 2014 was US$969,000 compared to US$1,728,000 for the nine months ended March 31, 2013.

The Company recorded a net gain from discontinued operations of US$5,591,000 for the nine months ended March 31, 2013 and a net loss from discontinued operations of US$665,000 which was offset by the share of net gain attributable to non-controlling interests of discontinued operations of US$314,000. There was no net loss or gain from discontinued operations for the nine months ended March 31, 2014.

The net loss amounted to US$969,000 for the nine months ended March 31, 2014 compared to net income of US$3,512,000 for the nine months ended March 31, 2013.

Liquidity and Capital Resources

For the nine months ended March 31, 2014, net cash used by operating activities was US$151,000 consisting primarily of the net loss of US$969,000; net gain on revaluation of marketable investment of US$2,000; allowance for doubtful debt of US$745,000 and an increase in accounts payable and accrued expenses of US$24,000. Net cash provided by investing activities was US$402,000 being proceeds from the sale of 3,509,998 shares in Acadian and net cash used in financing activities of US$889,000 being advances to affiliates.

As at March 31, 2014, the Company had short-term obligations of US$169,000 being accounts payable and accrued expenses.

We have US$1,000 in cash at March 31, 2014.

During the nine months ended March 31, 2014, AXIS provided services in accordance with the service agreement of US$104,000 and AXIS repaid the Company US$49,000 and the Company provided AXIS with a US$1,038,000 advance. At March 31, 2014, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a further US$745,000 provision for doubtful receivable.

On October 11, 2013 Acadian and LionGold Corp. Ltd. ("LionGold") announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.) compulsory acquired all of the common shares of Acadian that it did not already own (the "Arrangement").  Effective from that date, LionGold directly or indirectly owns 100% of the outstanding shares of Acadian. Under the Arrangement, Acadian shareholders (other than LionGold and its affiliates) received C$0.12 in cash for each Acadian share and on October 17, 2013, the Company received US$402,000 and the balance of US$28,000 will be received shortly.

The Company has net advances receivable due from affiliated entities for approximately US$2,985,000 at March 31, 2014, of which is US$2,873,000 is fully allowed for.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company reports in US$ and holds cash denominated in A$ dollars. At March 31, 2014, this amounted to US$1,000 (A$1,000). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have no effect on the consolidated balance sheet and statement of comprehensive loss.

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

(c)           Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: May 13, 2014

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

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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