Form 10-K
period 2014-06-30
GOLDEN RIVER RESOURCES CORP.
filed 2014-11-28
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2014
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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$35,127 as at December 31, 2013.

There were 56,807,283 outstanding shares of Common Stock as of October 14, 2014.

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

Prior to October 1, 2013, the Company’s functional and reporting currency was the Canadian dollar (CDN). The major asset of Company at September 30, 2013 was a marketable security held in a former consolidated entity. In October, 2013 all shares held in the former consolidated entity were compulsory acquired by a third party. As a result of the disposal of the investment, the Company’s revenue and expenses are no longer primarily denominated in Canadian dollars. ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from October 1, 2013 the functional currency of the Company is the United States dollar (US$). Assets, liabilities and equity were translated at the rate of exchange at October 1, 2013 of CDN$1.00 = US$0.9704. Revenues and expenses were translated at rates at date of transaction.  The recasting of the Company’s assets, liabilities, revenue and expense into US dollars did not have a material impact on the consolidated financial statements. Translation gains and losses were not material and accordingly were included as part of operations.

Restatement of comparative numbers was made for the change in functional and reporting currency

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

During the fiscal year ended June 30, 2010, the Company entered into a subscription agreement with Northern Capital Resources Corp (“NCRC”) whereby NCRC would subscribe for 8.5 million shares at an issue price of US$1.00 per share to raise US$8.5 million. Subsequent to June 30, 2010, NCRC purchased an additional US$1.4 million in the Company’s shares at the same purchase price. The proceeds were used to help fund the acquisition of shares in Acadian and for working capital purposes.  The Company’s Chairman, Chief Executive Officer and President, Mr. Joseph Gutnick, is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 36.52% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr. Gutnick is the Chairman and Chief Executive Officer, owns 31.46% of NCRC.  At June 30, 2014, NCRC holds approximately 96.62% of the outstanding common stock of the Company.

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

Between January 2012 and June 2013 the Company sold a majority of its interest in Acadian and at June 30, 2013, it held a 0.50% interest in Acadian. On September 18, 2013, the Company converted a convertible note of US$402,000 into 3,500,000 shares in Acadian thus increasing its equity interest in Acadian to 6.53%. On October 11, 2013, Acadian and LionGold Corp. Ltd. ("LionGold") announced that they concluded the arrangement by which LionGold, compulsory acquired all of the common shares of Acadian that it did not already own. As a result, effective October 11, 2013, the Company no longer has an equity interest in Acadian.

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

DESCRIPTION OF BUSINESS

Introduction

We are an exploration stage company engaged in the identification, acquisition, exploration and development of mining prospects. The main objective is to explore, identify, and develop commercially viable prospects over which we have rights that could produce revenues. These types of prospects may also contain mineralization of metals often found with gold, such as platinum and silver and other ‘base metals’ (copper, nickel, lead, zinc) which also may be worth processing. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any revenues.

Acadian Mining Corporation

We made our initial investment in Acadian in March 2009 and at June 30, 2012, we owned 52.06% of the issued and outstanding common shares of Acadian.  In fiscal 2013, we sold the  majority of our interest and at June 30, 2013, held 0.50% interest in Acadian. We no longer hold an interest in Acadian at June 30, 2014. See “History of the Company”.

Employees

We use temporary employees in our field exploration program. The services of our Chief Executive Officer, Joseph Gutnick and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement dated November 25, 1988 (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”). AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne, Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party with 60 days notice.

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

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2014 and 2013 and for the years ended June 30, 2014 and 2013 includes an emphasis of matter paragraph questioning our ability to continue as a going concern.  This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of US$41,294,000 which could raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table sets out the high and low bid information for the common stock as reported by the OTCBB for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2012
First Quarter	0.25	0.07
Second Quarter	0.07	0.07
Third Quarter	0.07	0.04
Fourth Quarter	0.04	0.02

2013
First Quarter	0.02	0.02
Second Quarter	0.02	0.02
Third Quarter	0.11	0.11
Fourth Quarter	0.04	0.04

2014
First Quarter	0.05	0.03
Second Quarter	0.06	0.06
Third Quarter	0.07	0.05

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of October 14, 2014, there were 56,807,408 shares of common stock issued and outstanding.

For information concerning shares issuable upon exercise of outstanding stock options see Notes 8 of the Notes to the Consolidated Financial Statements.

To date we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of October 14, 2014, the Company had approximately 90 shareholders of record.

Dividend Policy

It is the present policy of the Board of Directors to retain earnings, when earned, for use in our business.  We have not declared any cash dividends to the holders of its Common Stock and do not intend to declare such dividends in the foreseeable future.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer and Trust Company.

Item 6.              Selected Financial Data

Our selected consolidated financial data presented below for each of the years in the two-year period ended June 30, 2014, and the balance sheet data at June 30, 2014 and 2013 have been derived from consolidated financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies, LLP (PKF O’Connor Davies), New York, NY. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended June 30, 2014, and Notes thereto, which are included elsewhere in this Annual Report.

(Consolidated Statement of Comprehensive Income (Loss) Data)
(in thousands, except per share data)

	Year ended June 30
	2013 US$000s	2014 US$000s

Revenues	-	-

Costs and expenses	530	240

Other income	-	-
Other non-operational gains and costs	(2,727)	(721)
Provision/(benefit) for deferred income taxes	-	-

Net income/(loss) from continuing operations	(3,257)	(961)

Net income from discontinued operations	5,240	-

Net income/(loss) attributable to Golden River Resources shareholders	1,983	(961)

	US$	US$

Basic and diluted net income/(loss) per common equivalent shares

Net income/(loss) from continuing operations	(0.06)	(0.02)
Net income/(loss) from discontinued operations	0.09	-

Basic and diluted net income/(loss) per common equivalent shares	0.03	(0.02)

Weighted average number of shares outstanding (000s)	56,807	56,807

Balance Sheet Data
	US$000s	US$000s
Total assets	1,226	233
Total liabilities	(145)	(113)

Total stockholders’ equity	1,081	120

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

Foreign Currency Translation

The Company’s consolidated financial statements are reported in United States dollars (US$). The transactions in other currencies are translated to United States dollars at the average exchange rate prevailing during the period. Assets and liabilities are translated into United States dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian and Canadian dollar compared with the United States dollar during the periods indicated.

Year ended
June 30
2013	US$1.00	=	A$1.0942
	US$1.00	=	CDN$1.0521
2014	US$1.00	=	A$1.0606
	US$1.00	=	CDN$1.0666

The Company’s financial statements are prepared in United States dollars (US$). A number of costs and expenses are incurred in Canadian and Australian dollars and the conversion of these costs to US$ means that the comparison of costs between fiscal 2014 and 2013 is not necessarily a true comparison.

Plan of Operation

We had US$1,000 in cash at June 30, 2014.

We acquired an interest in Acadian in 2009. Acadian had gold, lead and zinc interests. Acadian sold its lead and zinc interests in 2011. During fiscal 2013, we sold our controlling interest in Acadian. We are now looking for new gold acquisitions interests.

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

Results of Operations

Year ended June 30, 2014 versus Year ended June 30, 2013

Golden River Resources was a gold exploration company focusing its activities in Canada through its investment in Acadian. Following the sale of Acadian shares in October 2012, Golden River’s holding in Acadian amounted to 32.16% and Golden River no longer controlled Acadian. As a result, Golden River de-consolidated the operations of Acadian. Accordingly, the management discussion and analysis relates to the activities of Golden River only and does not include a discussion of Acadian activities unless otherwise stated

As set out in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Plan of Operation, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Total costs and expenses have decreased from US$530,000 for the year ended June 30, 2013 to US$240,000 for the year ended June 30, 2014.  The decrease was a net result of:

a)
A decrease in legal, accounting and professional costs from US$146,000 in fiscal 2013 compared to US$78,000 in fiscal 2014. During fiscal 2014, we incurred legal expenses of US$2,000 for general legal work; audit fees of US$62,000 for professional services in relation to financial statements, the quarterly reports on Form 10-Q and annual report on Form 10-K; taxation compliance costs of US$5,000; and US$9,000 from our stock transfer agent for management of the share register. During fiscal 2013, we incurred legal expenses of US$28,000 for general legal work; audit fees of US$87,000 for professional services in relation to financial statements, the quarterly reports on Form 10-Q and annual report on Form 10-K; taxation compliance costs of US$23,000; and US$8,000 from our stock transfer agent for management of the share register.  The decrease in our legal, accounting and professional costs has been as a result of the lower level of activity since the sale of the interest in Acadian.

b)
A decrease in administrative costs from US$384,000 in fiscal 2013 to US$162,000 in fiscal 2014. During fiscal 2014, AXIS charged us US$122,000 for management and service fees, Director’s fees and salaries incurred on behalf of the Company including fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company, travel costs, postage, communications and freight; we incurred US$40,000 for lodgement of Company filings with the SEC. During fiscal 2013, AXIS charged us US$338,000 for management and service fees, Director’s fees and salaries incurred on behalf of the Company including fees paid to an independent director, President and Chief Executive Officer, Director, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company, travel costs, postage, communications and freight; we incurred US$44,000 for lodgement of Company filings with the SEC; we incurred US$5,000 in travel costs; a refund of US$3,000 for Delaware franchise tax. The decrease in our administrative costs has been as a result of the lower level of activity since the sale of the interest in Acadian

The Company recorded a foreign currency exchange gain of US$2,000 for the year ended June 30, 2014 compared to a foreign currency exchange loss of US$297,000 for the year ended June 30, 2013 primarily as a result of the movement in the Australian and Canadian dollar versus the United States dollar.

In November 2012 and February 2013, the Company sold 9,327,730 shares in Acadian at price of US$0.1068 for US$995,679, reviewed the carrying amount of is investment in Acadian and recorded a loss on sale of equity investment and impairment charge of US$609,000 for the year ended June 30, 2013.

At June 30, 2014, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the year ended June 30, 2014 the Company recorded an adjustment to the provision of US$(725,000) (2013: US$(976,000)).

In October 2013, the Company sold a further 3,509,998 shares in Acadian at price of US$0.12 (CDN$0.12) for US$402,000, and recorded a foreign exchange gain on sale of marketable investment of US$2,000 for the year ended June 30, 2014.

In March 2013, the Company commenced accounting for its 14.95% interest in Acadian at market value. In late June 2013, the Company sold further shares in Acadian and incurred a gain on marketable investment of US$289,000.

The loss from continuing operations before income taxes for the year ended June, 2014 was US$961,000 compared to US$3,257,000 for the year ended June 30, 2013.

The Company recorded a net gain from discontinued operations of US$5,591,000 for the year ended June 30, 2013 and a net loss from discontinued operations of US$665,000 which was offset by the share of net gain attributable to non-controlling interests of discontinued operations of US$314,000. There was no net loss or gain from discontinued operations for the year ended June 30, 2014.

The net loss amounted to US$961,000 for the year ended June 30, 2014 compared to net income of US$1,983,000 for the year ended June 30, 2013.

Liquidity and Capital Resources

During the fiscal year 2014, net cash used in operating activities was US$267,000 comprising primarily of the net loss of US$961,000 adjusted for (i) allowance for doubtful receivable of US$725,000; (ii) gain on disposal of marketable securities of US$2,000; (iii) increase in receivables of US$5,000 and decrease in accounts payable and accrued expenses of US$32,000. During fiscal 2014, net cash provided by investing activities was US$402,000 being proceeds from the sale of 3,509,998 shares in Acadian. During fiscal 2014, net cash used in financing activities were US$774,000 consisting of net borrowings, repayments and advances to affiliates.

 As at June 30, 2014, the Company had short-term obligations of US$113,000 comprising accounts payable and accrued expenses.

We had US$1,000 in cash at June 30, 2014.

During fiscal 2014, AXIS provided services in accordance with the service agreement of US$121,000, AXIS repaid Golden River Resources US$143,000 and the Company advanced AXIS US$1,038,000, before foreign currency translation adjustment amounting to approximately US$7,000. At June 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a US$976,000 provision for doubtful receivable during fiscal 2013. For the year ended June 30, 2014, the Company recorded an additional provision of US$725,000. During the year ended June 30, 2014, the Company did not charge interest.  At June 30, 2014 and 2013, the provision for doubtful receivable amounts to US$1,694,000 and US$976,000 respectively. The amount owed by AXIS (net of allowance) at June 30, 2014 under current assets – receivables from affiliates was US$56,000.

During fiscal 2013, the Company advanced NCRC US$1,134,000 and after foreign exchange adjustments, US$1,158,000 is the amount owed by NCRC at June 30, 2014. At June 30, 2014, management considered the recoverability of the amount owed by NCRC and in accordance with the requirements of accounting standards provided a provision for doubtful receivable for the full amount during fiscal 2014.

On July 28, 2013 Acadian entered into an agreement in respect of a proposed arrangement involving Acadian, LionGold Corp. Ltd. and LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.), a wholly owned subsidiary of LionGold. Pursuant to the proposed arrangement, each common share of the Acadian held by a shareholder (other than LionGold or its affiliates) will be transferred to LionGold for cash consideration of CDN$0.12 per common share.  The purpose of the arrangement is to allow LionGold to acquire all the issued and outstanding common shares that it does not already own of Acadian while providing shareholders with consideration that is fair from a financial point of view to the shareholders. The special meeting of Acadian shareholders was held in October 2013 and approved the special resolution to approve the arrangement. On September 18, 2013, the Company elected to convert the convertible note into 3,500,000 shares in Acadian. The Company has since sold this investment with proceeds of approximately US$402,000.

Our budget for general and administration costs for fiscal 2015 is US$250,000.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares, sale of its investments and advances from affiliated entities.  We are currently investigating further capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future exploration programs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2014 and 2013 and for the years ended June 30, 2014 and 2013 includes an emphasis of matter paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit of US$41,294,000 which raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk

The Company reports in US$ and holds cash denominated in A$ dollars. At June 30, 2014, this amounted to US$1,000 (A$1,000). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have no effect on the consolidated balance sheet and consolidated statement of comprehensive income loss.

Item 8.              Financial Statements and Supplementary Data

See F Pages

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended June 30, 2014.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting were effective as of June 30, 2014.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B            Other Information

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held
Joseph Gutnick	62	Chairman of the Board, President, Chief Executive Officer and Director
David Tyrwhitt	75	Director
Peter Lee	57	Director, Secretary, Chief Financial Officer and Principal Accounting Officer
Mordechai Gutnick	38	Director

Director Qualifications

The following paragraphs provide information as of the date of this report about each director as well as about each executive officer. The information presented includes information each director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years.  In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have demonstrated an ability to exercise sound judgment, as well as a commitment of service to Golden River Resources and our Board.  Finally, we value their significant experience in the mining industry and other public and board committees

Joseph Gutnick

Mr Gutnick is a leading mining industry entrepreneur and has been Chairman of the Board, President and Chief Executive Officer since March 1988. He is currently Executive Chairman, President and Chief Executive Officer of a number of publicly traded companies in Australia and North America, including Legend International Holdings, Inc., Aurum, Inc. and Consolidated Gems, Inc., U.S. corporations traded on the OTC market, Executive Chairman, President and Chief Executive Officer of Northern Capital Resources Corp and Great Central Resources Corp, US corporations and Executive Chairman, Managing Director and Chief Executive Officer of Merlin  Diamonds Limited, Top End Minerals Ltd and Quantum Resources Limited; and was previously Non-Executive Chairman of Blackham Resources Limited which are listed on the Australian Stock Exchange. Mr Gutnick has been responsible for overseeing the discovery of the Plutonic gold deposit and the discovery, development and operation of the world class Bronzewing and Jundee gold mines in Australia. He was awarded the Diggers award at the 1997 Diggers and Dealers Industry Awards and is a former Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Mr Gutnick devotes a sufficient amount of his business time to the affairs of the Company to advance the Company’s operations.

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in November 1996. He is a geologist, holding a Bachelor of Science and PhD degrees and has 50 years experience in mineral exploration and management development and operation of gold mines in Australia. Since 1996, Mr Tyrwhitt has served as a consulting geologist through David S. Tyrwhitt & Associates (June 2002 to present) and Auminex Sdn. Bhd. (1996 to June 2002). Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources Limited, Merlin Diamonds Ltd and Quantum Resources Limited listed on the Australian Securities Exchange, Legend International Holdings, Inc., a US corporation listed on the OTC market and was previously a director of Northern Capital Resources Corp.

Dr Tyrwhitt’s experience in working on mining projects in Australia and technical skills as a geologist will provide our Board with an industry-based perspective to mining operations. Dr Tyrwhitt is Chair of the Audit Committee.

Peter Lee

Mr Lee has been Chief Financial Officer, Principal Accounting Officer and Secretary since August 1989 and was appointed a Director in February 1996. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently a Director, Chief Financial Officer and Company Secretary of Top End Minerals  Ltd and Quantum Resources Limited, Chief Financial Officer and Company Secretary of Merlin Diamonds Limited, which are listed on the  Australian Stock Exchange and Chief Financial Officer and Secretary of Legend International Holdings, Inc. and Consolidated Gems, Inc., Secretary of Aurum, Inc., US corporations traded on the OTC market and Northern Capital Resources Corp and Great Central Resources Corp, US corporations and was a Director of Acadian Mining Corporation, a corporation listed on Toronto Stock Exchange.

Mr Lee’s extensive financial and secretarial background in the mining and exploration industry in the US provides our Board with valuable experience in those areas.

Mr Lee devotes a sufficient amount of his business time to the affairs of the Company to advance the Company’s activities.

Mordechai Gutnick

On September 14, 2005, Mr Gutnick was elected a non-executive Director. He is a businessman and long-term investor in the mining industry.  From April 2001 to June 2002, Mr Gutnick served as a project advisor for AXIS, which provides services to the Company; from July 2002 to April 2003, Mr Gutnick was a private investor; and between May 2003 and October 2010, Mr Gutnick is a director of Quantum Resources Limited. Mr Gutnick has been appointed to the Audit and Remuneration Committee’s, effective September 14, 2005.  Mr Mordechai Gutnick is the son of Mr Joseph Gutnick.

Mr Gutnick’s knowledge and experience in the mining and exploration industry provides our Board with valuable experience in those areas.

All Directors have been appointed for a one-year term which expires in November 2014.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of four members, of whom two have been and continue to be independent under applicable regulations. During fiscal 2014, our Board of Directors did not meet formerly.

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

Audit Committee

Dr David Tyrwhitt and Mr Mordechai Gutnick constitute our Audit Committee. It is the opinion of the Board of Directors that each of them is an independent director as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Mr Tyrwhitt would meet the director independence requirements of the Nasdaq Stock Market if we were listed on such Market, but that Mr Mordechai Gutnick would not meet such Nasdaq independence requirements in light of his family relationship with Mr Joseph Gutnick who is our Chief Executive Officer. Our Audit Committee does not include a "financial expert" as defined in Item 401 (e) of Regulation S-K. The Company only has two independent Directors and neither of these independent Directors has a finance background. The Chair of the Audit Committee met with the external auditors on four occasions during fiscal 2014 in respect to annual and quarterly reports prior to the reports being filed.

Remuneration Committee

The Board has a Remuneration Committee comprised of two independent directors. During fiscal 2014, the Remuneration Committee did not meet.

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

Item 11.            Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer and the chief executive officer of Acadian for services rendered to us during the fiscal years ended June 30, 2014 and 2013.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)(2)(3)	2014 2013	$US6,208 US$47,341	- - -	- - -	- - -	- - -	- - -	- US$4,260	$US6,208 US$51,601

1.	The amounts listed were paid by us to AXIS, which provides the services of Mr J I Gutnick.
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

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans.

Compensation to Directors

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (US$)	Total (US$)
David Tyrwhitt	17,344	-	-	-	-	-	17,344
Mordechai Gutnick	18,903	-	-	-	-	-	18,903

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.  Commencing January 2005, non-management Directors are paid Directors fees of A$20,000 per annum, plus statutory superannuation of 9% in accordance with Australian law.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2014, information regarding options under our 2004 stock option plan, our only active plan.  The 2004 stock option plan has been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average Exercise price of outstanding options (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	485,000	US$4.22	5,195,7591)

Equity compensation plans not approved by security holders	-	-	-

Total	485,000(1)	US$4.22	5,195,7591)

(1)	The maximum number of shares available for issuance under the 2004 stock option plan is equal to 10% of the issued and outstanding shares (on a fully diluted basis) of common stock, at any time.

Principal Officers Contracts

The principal officers do not have any employment contracts.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of October 14, 2014.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner		Percentage of class (1)

Shares of common stock	Joseph and Stera Gutnick	56,179,096	(2)(3)(4) (5)(6)	98.46
Shares of common stock	Northern Capital Resources Corp	54,888,767	(4)	96.6

Shares of common stock	David Stuart Tyrwhitt	5,000	(2)(9)	**

Shares of common stock	Mordechai Zev Gutnick	75,000	(2)(8)	**

Shares of common stock	Peter James Lee	125,000	(2)(7)	**

	All officers and Directors as a group	56,384,096	(10)	98.46

*	Unless otherwise indicated, the address of each person is c/o Golden River Resources Corporation, Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia
**  less than 1%

Notes:

(1)	Based on 56,807,408 shares outstanding as of October 14, 2014.
(2)	Does not include 125 shares of Common Stock held in treasury.
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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. AXIS has not charged the 15% service fee to us during fiscal 2013 or 2014. Amounts invoiced by AXIS are required to be paid by us.  We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

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

During fiscal 2013, AXIS repaid the Company US$524,000 and provided services in accordance with the service agreement of US$310,000 and the Company advanced AXIS US$1,159,000. The amount owed by AXIS at June 30, 2013 after foreign currency translation adjustment was US$976,000. At June 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards and provided a provision for doubtful receivable for the full amount in fiscal 2013.

During fiscal 2014, AXIS provided services in accordance with the service agreement of US$121,000, AXIS repaid Golden River Resources US$143,000 and the Company advanced AXIS US$1,038,000, before foreign currency translation adjustment amounting to approximately US$7,000. For the year ended June 30, 2014, the Company recorded an additional provision of US$725,000. During the year ended June 30, 2014, the Company did not charge interest.  The amount owed by AXIS (net of allowance) at June 30, 2014 under current assets – receivables from affiliates was US$56,000.

Mr. Joseph Gutnick is the Chairman and Chief Executive Officer of NCRC and certain companies with which Mr. Gutnick is associated own approximately 36.52% of the outstanding common stock of NCRC. In addition, Legend International Holdings, Inc. (“Legend”), of which Mr. Gutnick is the Chairman and Chief Executive Officer, owns 31.46% of NCRC. NCRC currently holds approximately 96.62% of the outstanding common stock of the Company. During fiscal 2013, the Company advanced NCRC US$1,134,000 and after foreign exchange adjustments US$1,158,000 is the amount owed by NCRC at June 30, 2014. At June 30, 2014, management considered the recoverability of the amount owed by NCRC and in accordance with the requirements of accounting standards provided a provision for doubtful receivable for the full amount during fiscal 2014.

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

Item 14.            Principal Accounting Fees and Services

The following table shows the fees incurred for fiscal 2014 and 2013.

	2014	2013

Audit fees	US$61,545	US$87,261
Tax fees	7,500	23,069

Total	US$69,045	US$110,330

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

Dated: November 27, 2014

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer), and Director.	November 27, 2014

2.	/s/ David Tyrwhitt	Director.	November 27, 2014
David Tyrwhitt

3.	/s/ Peter Lee	Director, Secretary,
	Peter Lee	Chief Financial Officer and
Principal Financial and
		Accounting Officer.	November 27, 2014

4.	/s/ Mordechai Gutnick	Director	November 27, 2014
Mordechai Gutnick

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 3.1	3.1	Certificates of Incorporation of the Registrant
(1)	Exhibit 3.2	3.2	By-laws of the Registrant
(2)	Exhibit A	3.3	Amendment to Certificate of Incorporation dated July 17, 1999
(3)		3.4	Amendment to Certificate of Incorporation dated October 17, 2000
		3.5	Amendment to Certificate of Incorporation dated April 6, 2005
(6)	Exhibit 3.1	3.6	Amendment to Certificate of Incorporation dated March 10, 2007
	*	3.7	Amendment to Certificate of Incorporation dated December 14, 2009
	*	3.8	Amendment to Certificate of Incorporation dated as of September 3, 2010
(4)	Exhibit 10.5	10.1	Service Agreement dated November 25, 1988, by and between the Registrant and AWI Administration Services Pty Limited
(5)	Exhibit 10.6	10.2	Agreement with Tahera Corporation
(7)	Exhibit 99.4	10.3	Warrant to purchase 20 million shares of common stock
(8)	10.1	10.4	Subscription Agreement with Acadian Mining Corporation
(9)	99.1	10.5	Form of Subscription Agreement with Northern Capital Resources Corporation
(10)	99.2	10.6	Property Purchase and Sale Agreement with Tahera Corporation
(11)	99.1	10.7	Share Purchase Agreement dated as of May 25, 2011, with respect to the sale of the Registrant’s subsidiary, ScoZinc Limited.
(12)	99.1	10.8	Share Purchase Agreement dated as of February 6, 2011, by and among Igneous Capital Limited, the Company, et al.
	*	21	List of Subsidiaries as at June 30, 2014.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Issac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

101
The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-K for year ended June, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

Financial Statements for the years ended June 30, 2014 and 2013.
Golden River Resources Corporation and its Subsidiaries

Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2014 and Audited Consolidated Financial Statements for the Company and its Subsidiaries for the year ended June 30, 2013.

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

June 30, 2014 and 2013

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Golden River Resources Corporation

We have audited the accompanying consolidated balance sheets of Golden River Resources Corporation and Subsidiaries (An Exploration Stage Company) as of June 30, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the years ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden River Resources Corporation and Subsidiaries at June 30, 2014 and 2013, and the results of its operations and its cash flows for the years ended June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 4, at June 30, 2014, the Company had not yet commenced revenue producing operations and had a retained deficit of US$41,294,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, during fiscal 2013, the Company sold its controlling interest in Acadian Mining Corporation (see note 9). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 4.

New York, NY	/s/ PKF O’Connor Davies
November 27, 2014	A Division of O’Connor Davies, LLP

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2014 and 2013

	June 30, 2014	June 30, 2013
	US$000’s	US$000’s
ASSETS

Current Assets
Cash	1	637
Investment in marketable security	-	436
Receivables	44	14
Receivables - affiliates	56	-
Advances receivable	131	-
Prepaid expenses and deposits	1	1

Total Current Assets	233	1,088

Non-Current Assets

Advances receivable	-	138

Total Non-Current Assets	-	138

Total Assets	233	1,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	113	145

Total Current Liabilities	113	145

Total Liabilities	113	145

Stockholders’ Equity:
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 issued and outstanding	5	5
Additional paid-in-capital	41,428	41,428
Less treasury stock at cost, 125 shares	(19)	(19)
Retained (deficit)	(41,294)	(40,333)

Total Stockholders’ Equity	120	1,081

Total Liabilities and Stockholders’ Equity	233	1,226

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
for the years ended June 30, 2014 and 2013

	June 30, 2014 US$000’s	June 30, 2013 US$000’s

Revenues	$-	$-

Costs and expenses:

Legal, accounting and professional	78	146
Administration expenses	162	384

Total costs and expenses	240	530

Foreign currency exchange gain/(loss)	2	(297)
Loss on sale of equity investment and impairment charge	-	(609)
Allowance for doubtful debt	(725)	(2,110)
Gain on marketable investment	2	289

Loss from continuing operations	(961)	(3,257)

Discontinued Operations
Gain on disposal of discontinued operations	-	5,591
Net (loss) from discontinued operations	-	(665)
Net income attributable to non-controlling interests of discontinued operations	-	314

Net income from discontinued operations	-	5,240

Net income/(loss)	(961)	1,983

Other comprehensive income/(loss)	-	-

Comprehensive income/(loss)	(961)	1,983

Basic and diluted income/(loss) per common equivalent share
Net (loss) from continuing operations per share	(0.02)	(0.06)
Net income from discontinued operations per share	-	0.09
Basic and diluted net income/(loss) per common equivalent shares	(0.02)	0.03

Weighted average number of common equivalent shares used per share calculation	56,807	56,807

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
June 30, 2013 and 2014

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Non- Controlling Interests	Total
	000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s

Balance June 30, 2012	56,807	$5	$(19)	$41,427	$(42,316)	$6,008	$5,105

Amortization of 1,100,000 options under employee stock option plan	-	-	-	$1	-	-	$1

Net (loss) from continuing operations	-	-	-	-	$(3,257)	-	$(3,257)

Net income from discontinued operations	-	-	-	-	$4,926	-	$4,926

Adjustment for deconsolidation of subsidiary	-	-	-	-	-	$(5,694)	$(5,694)

Net profit attributable to non-controlling interests	-	-	-	-	$314	$(314)	$0

Balance June 30, 2013	56,807	$5	$(19)	$41,428	$(40,333)	$-	$1,081

Net (loss)	-	-	-	-	$(961)	-	$(961)

Balance June 30, 2014	56,807	$5	$(19)	$41,428	$(41,294)	$-	$120

          The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
for the Years Ended June 30, 2014 and 2013

	2014 US$000’s	2013 US$000’s

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss)	(961)	1,983

Adjustments to reconcile net income(loss) to net cash (used) in operating activities
Foreign currency exchange loss	(2)	300
Loss on equity investment		609
Gain on sale of marketable securities	(2)	(289)
Allowance for doubtful receivable	725	2110
Gain on disposal of discontinued operations	-	(5,591)
Net change net of acquisition in:
Receivables	5	72
Prepaid expenses and deposits	-	37
Accounts payable and accrued expenses	(32)	(149)

Net Cash (Used) in Operating Activities	(267)	(918)

CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from disposal of subsidiary (net)	-	2,358
Proceeds from sale of marketable securities	402	760

Net Cash Provided by Investing Activities	402	3,118

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	264	524
Repayments to affiliates	(1,038)	(2,436)

Net Cash Provided by (Used in) Financing Activities	(774)	(1,912)

DISCONTINUED OPERATIONS

Operating activities	-	314

Net Cash Provided by Discontinued Operations	-	314

Effects of Exchange Rate on Cash	3	24

Net Increase/(Decrease) in Cash	(636)	626
Cash at Beginning of Period	637	11

Cash at End of Period	1	637
Supplemental Disclosures
Interest Paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

(1)	ORGANIZATION AND BUSINESS

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is Northern Capital Resources Corp (“NCRC”) which owned 96.62% of Golden River Resources as of June 30, 2014.

Golden River Resources was a gold exploration company.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  During fiscal 2012, the Company acquired 0.48% of Acadian, sold 19.9% of Acadian and at June 30, 2012 it held 52.06% of Acadian. During fiscal 2013, it sold a further 51.56% and at June 30, 2013, it held a 0.50% interest in Acadian. On September 18, 2013, the Company converted a convertible note of US$402,000 into 3,500,000 shares in Acadian thus increasing its equity interest in Acadian to 6.53%. On October 11, 2013, Acadian and LionGold Corp. Ltd. ("LionGold") announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly9286-0931 Québec Inc.) compulsory acquired all of the common shares of Acadian that it did not already own. As a result, effective October 11, 2013, the Company no longer has an equity interest in Acadian.

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

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The Company adopted the amendment to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under US GAAP in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between the development stage entities and reporting entities from US GAAP. The Company has adopted ASU No. 2014-10 and accordingly eliminated the inception-to-date information in the statements of income, cash flows, and shareholder equity. The financial statements are no longer labelled as an exploration or development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. This update also eliminates an exception provided to development stage entities in FASC Topic 810, Consolidation, for determining whether an entity is a Variable Interest Entity (VIE) based on the amount of equity at risk.

In August 2014, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). ).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU however at the current period management does not believe that it has met conditions which would subject these financial statements for additional disclosure other than disclosed in Note 4.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the other consolidated financial statements.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policy followed in connection with the preparation of the financial statements.

(a)	Foreign Currency Translation

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

Prior to October 1, 2013, the Company’s functional and reporting currency was the Canadian dollar (CDN). The major asset of Company at September 30, 2013 was a marketable security held in a former consolidated entity. In October, 2013 all shares held in the former consolidated entity were compulsory acquired by a third party. As a result of the disposal of the investment, the Company’s revenue and expenses are no longer primarily denominated in Canadian dollars. ASC 830 Foreign Currency Translation states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from October 1, 2013 the functional currency of the Company is the United States dollar (US$). Assets, liabilities and equity were translated at the rate of exchange at October 1, 2013 of CDN$1.00 = US$0.9704. Revenues and expenses were translated at rates at date of transaction.  The recasting of the Company’s assets, liabilities, revenue and expense into US dollars did not have a material impact on the consolidated financial statements. Translation gains and losses were not material and accordingly were included as part of operations.

(b)	Basis of Presentation and Use of Estimates

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

(c)	Comparative Figures
Where necessary, comparative figures have been restated for change in functional and reporting currency and to be consistent with current year presentation with no effect on operations.
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

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses and advances due from affiliates. The carrying amounts of receivables, accounts payable and accrued expenses, note receivable approximate their respective fair values because of the short maturities of these expenses. The fair values of advances due/from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

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

(4)	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30,2014, the Company had not yet commenced revenue producing operations and had a retained deficit of US$41,294,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due from AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services reduces the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Golden River Resources and fund raising through the sale of equity instruments.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(5)	CONCENTRATION OF RISKS
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

The Company held an interest bearing cash accounts at June 30, 2014, US$1,000 in Australian banking institutions.

(6)	INVESTMENT SECURITIES

The Company has several small historical cost based investments that it has provided a full valuation for diminution and carries at a $nil value at June 30, 2014 and 2013.

(7)	AFFILIATE TRANSACTIONS

Golden River Resources advances to and receives advances from various affiliates.

In November 1988, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company which can be terminated by Axis or by the Company upon 60 days prior notice.  AXIS is affiliated through common management and is incorporated in Australia. Two of the Company’s directors (Mr. Gutnick and Dr Tyrwhitt) are also directors of AXIS and Mr. Lee is Chief Financial Officer & Company Secretary of AXIS. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of nine affiliated companies that AXIS provides services to.  Each of the companies has some common Directors, officers and stockholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the stockholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

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

During fiscal 2013, AXIS repaid the Company US$524,000 and provided services in accordance with the service agreement of US$310,000 and the Company advanced AXIS US$1,159,000. The amount owed by AXIS at June 30, 2013 after foreign exchange valuation was US$976,000. At June 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable for the full amount in fiscal 2013.

During fiscal 2014, AXIS provided services in accordance with the service agreement of US$121,000, AXIS repaid Golden River Resources US$143,000 and the Company advanced AXIS US$1,038,000, before foreign currency translation amounting to approximately US$7,000. For the year ended June 30, 2014, the Company recorded an additional provision of US$725,000. During the year ended June 30, 2014, the Company did not charge interest.  At June 30, 2014 and 2013, the provision for doubtful receivable amounts to US$1,694,000 and US$976,000 respectively. The amount owed by AXIS (net of allowance) at June 30, 2014 under current assets – receivables from affiliates was US$56,000.

The Company has made advances to AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement.  In order to service its clients, AXIS is required to make ongoing expenditures for payroll, facilities and equipment that may exceed the amount of its cash receipts during particular periods, depending on the amount of services provided to its clients and the amount of fees received from such clients during these periods.  Historically, the shortfall in its cash receipts has been covered by cash advances from a number of the companies, which receive services from AXIS, including the Company.  The purpose of such advances is to assist AXIS in meeting its ongoing cash flow requirements in order to assure that AXIS has the necessary resources to provide services to the Company on an as needed basis. The parties are in discussions in relation to AXIS providing security to the Company for the amount outstanding and such discussions are anticipated to be concluded by the end of fiscal 2015. However no agreement has been reached to-date. Two of the Company’s directors (Mr Gutnick and Dr Tyrwhitt) are also directors of AXIS, Mr Lee is Chief Financial Officer and Company Secretary of AXIS and all owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed by AXIS or any other conflict of interest with AXIS or other affiliates.

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

During fiscal 2013, the Company advanced NCRC US$1,134,000 and after foreign exchange adjustments US$1,158,000 is the amount owed by NCRC at June 30, 2014. At June 30, 2014, management considered the recoverability of the amount owed by NCRC and in accordance with the requirements of accounting standards provided a provision for doubtful receivable for the full amount during fiscal 2014.

During fiscal 2013, Golden River advanced Acadian US$143,000 in funds for operating expenditure and incurred expenditure on behalf of Acadian of US$2,000.The amount outstanding as at June 30, 2014 US$131,000 (after currency translation) was repaid in full on September 25, 2014   (see note 9).

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

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At June 30, 2014, the options are fully vested.

Since the issue of the options, 120,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at June 30, 2014 are as follows:

	Outstanding	Outstanding	Exercisable	Exercisable
Number of options	80,000	405,000	80,000	405,000
Exercise price	US$10.00	US$3.08	US$10.00	US$3.08
Expiration date	October 15, 2014	October 15, 2016	October 15, 2014	October 15, 2016

(9)	DECONSOLIDATION

As at October 31, 2012, upon the sale by the Company of 10,783,145 common shares of Acadian that it owned for US$1,414,000, representing approximately 19.9% of Acadian’s common shares, the Company lost its controlling interest in Acadian. Following the sale Golden River’s holding in Acadian amounted to 32.16%.

The sale resulted in a gain in the amount of US$5,591,000 which represents (i) the US$1,414,000 cash proceeds from the sale and the US$2,171,000 fair value of the retained interest and (ii) the US$2,006,000 net liabilities of Acadian at the date of consolidation. The gain is included in the Consolidated Statements of Comprehensive Income (Loss) under gain on disposal of discontinued operations.

(10)	INVESTMENTS IN AND RECEIVABLE FROM ACADIAN MINING CORPORATION

During fiscal 2012, Golden River purchased US$408,000 of debentures in its former consolidated subsidiary Acadian. The debentures were unsecured and convertible into common shares of Acadian at the holder’s option at a price of CDN$0.12 per common share. On September 18, 2013, the Company elected to convert the convertible note into 3,500,000 shares in Acadian.

On October 11, 2013 Acadian and LionGold announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0931 Québec Inc.) compulsory acquired all of the common shares of Acadian ("Acadian Shares") that it did not already own (the "Arrangement").  Effective from that date, LionGold directly or indirectly owns 100% of the outstanding shares of Acadian. Under the Arrangement, Acadian shareholders (other than LionGold and its affiliates) received C$0.12 in cash for each Acadian Share. On October 17, 2013 the Company received US$402,000 for 3,509,998 shares it held in Acadian. The balance of the funds of US$29,000 (after currency translation) is expected to be received in 2015.

(11)	INCOME TAXES

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

The Company is subject to taxation in both the USA and Canada.

At June 30, 2014 and 2013, deferred taxes consisted of the following:

	USA 2014 US$000s	Canada 2014 US$000s	Total 2014 US$000s

Deferred tax assets
Net operating loss carry-forward	2,442	130	2,571
Exploration expenditure	526	3,040	3,567
	2,968	3,170	6,138
Less valuation allowance	(2,968)	(3,170)	(6,138)
	-	-	-

	USA 2013 US$000s	Canada 2013 US$000s	Total 2013 US$000s

Deferred tax assets
Net operating loss carry-forward	2,355	130	2,485
Exploration expenditure	526	3,040	3,566
	2,881	3,170	6,051
Less valuation allowance	(2,881)	(3,170)	(6,051)
	-	-	-

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

Total available net operating loss carryforwards in the United States, which are subject to limitations, amounted to approximately USD$6,976,000 at June 30, 2014 and expire in years 2023 through 2034. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to USD$9,167,000.

The Company’s tax returns for all years since June 30, 2010 remain open to examination by most taxing authorities.

(12)	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and, through the date the consolidated financial statements were available to be issued and believes that all relevant disclosures have been included herein and there are no other events which require recognition or disclosure in the accompanying consolidated financial statements, other than disclosed herein.