Form 10-Q
period 2014-09-30
GOLDEN RIVER RESOURCES CORP.
filed 2014-12-09
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,283 outstanding shares of Common Stock as of November 6, 2014.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Golden River Resources Corporation (“Golden River Resources” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2014, the results of its consolidated statements of comprehensive income/(loss) for the three month period ended September 30, 2014 and September 30, 2013, and its consolidated cash flows for the three month period ended September 30, 2014 and September 30, 2013.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

Prior to October 1, 2013, the Company’s functional and reporting currency was the Canadian dollar (CDN). The major asset of Company at September 30, 2013 was a marketable security held in a former consolidated entity. In early October 2013 all shares held in in the former consolidated entity were compulsory acquired by a third party. As a result of the disposal of the investment, the Company’s revenue and expenses are no longer primarily denominated in CDN. ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from October 1, 2013 the functional currency of the Company is the United States dollar (US$). Assets, liabilities and equity were translated at the rate of exchange at October 1, 2013 of CDN$1.00 = US$0.9704. Revenue and expenses were translated at rates at date of transaction.  The recasting of the Company’s assets, liabilities, revenue and expense into US dollars did not have a material impact on the consolidated financial statements. Translation gains and losses were not material and accordingly were included as part of operations.

Restatement of comparative numbers was made for the change in functional and reporting currency.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN UNITED STATES DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

	September 30, 2014	June 30, 2014
	US$000’s	US$000’s
ASSETS	(Unaudited)

Current Assets
Cash	-	1
Receivables	43	44
Receivables - affiliates	52	56
Advances receivable	-	131
Prepaid expenses and deposits	-	1

Total Current Assets	95	233

Total Assets	95	233

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	132	113

Total Current Liabilities	132	113

Total Liabilities	132	113

Stockholders’ Equity (Deficit):
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 issued and outstanding	5	5
Additional paid-in-capital	41,428	41,428
Less treasury stock at cost, 125 shares	(19)	(19)
Retained (deficit)	(41,451)	(41,294)

Total Stockholders’ Equity (Deficit)	(37)	120

Total Liabilities and Stockholders’ Equity (Deficit)	95	233

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2014 and 2013
 (Unaudited)

	Three Months Ended September 30, 2014 US$000’s	Three Months Ended September 30, 2013 US$000’s

Revenues	$-	$-

Costs and expenses:

Legal, accounting and professional	8	20
Administration expenses	21	42

Total costs and expenses	29	62

Foreign currency exchange (loss)	(142)	-
Allowance for doubtful debt	14	(569)
Gain on marketable investment	-	2
Other income/(expenses):
Interest income	-	1

(Loss) from operations before income taxes	(157)	(628)

Benefit for deferred income taxes	-	-

Net (loss)	(157)	(628)

Other comprehensive (loss):
Foreign currency translation adjustments	-	3

Comprehensive (loss)	(157)	(625)

Basic and diluted net (loss) per common equivalent shares	(0.00)	(0.01)

Weighted average number of common equivalent shares used per share calculation (000’s)	56,807	56,807

The accompanying notes are an integral part of the consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.
GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended September 30, 2014 and 2013
 (Unaudited)

	Three Months Ended September 30, 2014 US$000’s	Three Months Ended September 30, 2013 US$000’s
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss)	(157)	(628)

Adjustments to reconcile net (loss) to net cash provided by/(used in) operating activities
Foreign currency exchange loss	142	-
(Gain) on sale/revaluation of marketable investment	-	(2)
Allowance for doubtful debt	(14)	569
Net change net of disposition and acquisition in:
Receivables	132	-
Prepaid expenses and deposits	1	(1)
Accounts payable and accrued expenses	19	(4)
Net Cash Provided by/(Used) in Operating Activities	123	(66)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	8	63
Advances and repayments to affiliates	(127)	(631)
Net Cash (Used) in Financing Activities	(119)	(568)

Effects of Exchange Rate on Cash	(5)	-

Net (Decrease) in Cash	(1)	(634)
Cash at Beginning of Period	1	637
Total Cash at End of Period	-	3

Supplemental Disclosures
Interest Paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
September 30, 2014
(Unaudited)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Profit/(Deficit) during the Exploration stage	Total
	000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s

Balance June 30, 2013	56,807	$5	$(19)	$41,428	$(40,333)	$1,081

Net (loss)	-	-	-	-	$(961)	$(961)

Balance June 30, 2014	56,807	$5	$(19)	$41,428	$(41,294)	$120

Net (loss)	-	-	-	-	$(157)	$(157)

Balance September 30, 2014	56,807	$5	$(19)	$41,428	$(41,451)	$(37)

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2014

1.             Organisation

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is Northern Capital Resources Corp (“NCRC”) which owned 96.62% of Golden River Resources as of September 30, 2014.

Golden River Resources was a gold exploration company.  On March 17, 2009, the Company announced that it had reached agreement with Acadian Mining Corporation (TSX: ADA) ("Acadian") to subscribe in private placement transactions for common shares in Acadian and since that time, it acquired an interest by June 30, 2011 of 71.48%.  Between January 2012 and June 2013 the Company sold a majority of its interest in Acadian and at June 30, 2013, it held a 0.50% interest in Acadian. On September 18, 2013, the Company converted a convertible note of US$402,000 into 3,500,000 shares in Acadian thus increasing its equity interest in Acadian to 6.53%. On October 11, 2013, Acadian and LionGold Corp. Ltd. ("LionGold") announced that they concluded the arrangement by which LionGold, compulsory acquired all of the common shares of Acadian that it did not already own. As a result, effective October 11, 2013, the Company no longer has an equity interest in Acadian. The Company is  now looking for new gold acquisitions interests.

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Golden River Resources and its other subsidiaries (collectively “the Company”). All intercompany balances and transactions have been eliminated in consolidation.

2.             Recent Accounting Pronouncements

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

Prior to October 1, 2013, the Company’s functional and reporting currency was the Canadian dollar (CDN). The major asset of Company at September 30, 2013 was a marketable security held in a former consolidated entity. In October 2013 all shares held in in the former consolidated entity were compulsory acquired by a third party. As a result of the disposal of the investment, the Company’s revenue and expenses are no longer primarily denominated in Canadian dollars. ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from October 1, 2013 the functional currency of the Company is the United States dollar (US$). Assets, liabilities and equity were translated at the rate of exchange at October 1, 2013 of CDN$1.00 = US$0.9704. Revenues and expenses were translated at rates at date of transaction.  The recasting of the Company’s assets, liabilities, revenue and expense into US dollars did not have a material impact on the consolidated financial statements. Translation gains and losses were not material and accordingly were included as part of operations.

Restatement of comparative numbers was made for the change in functional and reporting currency.

4.            GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2014, the Company had not yet commenced revenue producing operations and had a retained deficit of US$41,451,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due from AXIS Consultants Pty Ltd (AXIS) which is nearly fully offset by the allowance for doubtful debt. AXIS provides management services to the Company and the cost of these services reduces the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Golden River Resources and fund raising through the sale of equity instruments.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.            Affiliate Transactions

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

During the three months ended September 30, 2014, AXIS repaid Golden River Resources US$8,000 and the Company advanced AXIS US$127,000 and an accrual was recorded for AXIS services provided in accordance with the service agreement of US$20,000. For the three months ended September 30, 2014, the foreign currency translation effect of the amount owing by AXIS was a loss of approximately US$137,000.  The amount owed by AXIS at September 30, 2014 is US$1,737,000. At September 30, 2014, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided an additional US$14,000 provision for doubtful receivable. During the three months ended September 30, 2014, the Company did not charge interest.  At September 30, 2014, the provision for doubtful receivable amounts to US$1,685,000. The amount owed by AXIS (net of allowance) at September 30, 2014 under current assets – receivables from affiliates was US$52,000.

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

During the three months ended September 30, 2013, AXIS repaid the Company US$63,000 and provided services in accordance with the service agreement of US$31,000 and the Company advanced AXIS US$631,000, before foreign currency translation of approximately US$171,000. For the three months ended September 30, 2013, the Company recorded an additional provision of US$569,000. During the three months ended September 30, 2013, the Company did not charge interest.  The amount owed by AXIS at September 30, 2013 was US$1,539,000. At September 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable for the full amount.

During fiscal 2010, the Company sold shares of common stock to NCRC, a Nevada corporation, pursuant to certain subscription agreements. Mr Joseph Gutnick, the Company’s President, is the Chairman and Chief Executive Officer of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC. As of September 30, 2014, NCRC owned approximately 96.6% of the outstanding common stock of the Company.

During fiscal 2013, the Company advanced NCRC US$1,189,000 and after foreign exchange adjustments US$1,158,000 is the amount owed by NCRC at September 30, 2014. Management had previously considered the recoverability of the amount owed by NCRC and in accordance with the requirements of accounting standards provided a provision for doubtful receivable for the full amount.

During fiscal 2013, Golden River advanced Acadian US$141,000 in funds for operating expenditures and incurred expenditures on behalf of Acadian of US$2,000. On September 25, 2014 the amount outstanding was repaid in full.

6.             Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At September 30, 2014, the options are fully vested.

Since the issue of the options, 120,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at September 30, 2014 are as follows:

	Outstanding	Outstanding	Exercisable	Exercisable
Number of options	80,000	405,000	80,000	405,000
Exercise price	US$10.00	US$3.08	US$10.00	US$3.08
Expiration date	October 15, 2014	October 15, 2016	October 15, 2014	October 15, 2016

7.             (Loss) per share

The Company calculates (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

Options to acquire 485,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

8.             Fair Value Of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued expenses and advances due from affiliates. The carrying amounts of receivables, accounts payable and accrued expenses, advances receivable approximate their respective fair values because of the short maturities of these accounts. The fair values of advances due from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

Investments In and Receivable from Acadian

During fiscal 2012, Golden River purchased US$408,000 (CDN$420,000) of debentures in its former consolidated subsidiary Acadian. The debentures were unsecured and convertible into common shares of Acadian at the holder’s option at a price of CDN$0.12 per common share. On September 18, 2013, the Company elected to convert the convertible note into 3,500,000 shares in Acadian.

On October 11, 2013 Acadian and LionGold announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0930 Québec Inc.) compulsory acquired all of the common shares of Acadian ("Acadian Shares") that it did not already own (the "Arrangement").  Effective from that date, LionGold directly or indirectly owns 100% of the outstanding shares of Acadian. Under the Arrangement, Acadian shareholders (other than LionGold and its affiliates) received CDN$0.12 in cash for each Acadian Share. On October 17, 2013 the Company received US$402,000 for 3,509,998 shares it held in Acadian. The balance of the funds of US$28,000 (after currency translation) is expected to be received in fiscal 2015.

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

The Company is subject to taxation in both the USA and Canada.

The Company’s net deferred taxes at September 30, 2014 is summarized as follows:

	USA 2014 US$000s	Canada 2014 US$000s	Total 2014 US$000s

Deferred tax assets
Net operating loss carry-forward	2,452	124	2,576
Exploration expenditure	526	2,914	3,440
	2,978	3,038	6,016
Less valuation allowance	(2,978)	(3,038)	(6,016)
	-	-	-

The Company’s net deferred taxes at June 30, 2014 is summarized as follows:

	USA 2014 US$000s	Canada 2014 US$000s	Total 2014 US$000s

Deferred tax assets
Net operating loss carry-forward	2,442	130	2,571
Exploration expenditure	526	3,040	3,567
	2,968	3,170	6,138
Less valuation allowance	(2,968)	(3,170)	(6,138)
	-	-	-

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately US$7,005,000 at September 30, 2014 and expire in years 2023 through 2034. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to US$8,765,000.

The Company’s tax years for all years since fiscal year ending June 30, 2011 remain open to most taxing authorities.

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

The following table shows the average rate of exchange of the United States dollar as compared to the Canadian dollar and Australian dollar during the periods indicated:

3 months ended September 30, 2013	US$1.00 = A$0.9597
3 months ended September 30, 2014	US$1.00 = A$1.1460
3 months ended September 30, 2013	US$1.00 = CDN $1.0176
3 months ended September 30, 2014	US$1.00 = CDN $1.1158

The Company’s financial statements are prepared in United States dollars (US$). A number of the costs and expenses of the Company are incurred in Canadian and Australian dollars and the conversion of these costs to US$ means that the comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013 does not always present a true comparison.

GENERAL

Golden River Resources was a gold exploration company focusing its activities in Canada through its investment in Acadian During fiscal 2013, we sold our controlling interest in Acadian. As a result, Golden River de-consolidated the operations of Acadian. Accordingly, the management discussion and analysis relates to the activities of Golden River only and does not include a discussion of Acadian activities unless otherwise stated.

As set out in notes to consolidated financial statements – affiliate transactions, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed or to be billed to the Company.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013.

Costs and expenses decreased from US$62,000 in the three months ended September 30, 2013 to US$29,000 in the three months ended September 30, 2014.

The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from US$20,000 for the three months ended September 30, 2013 to US$8,000 for the three months ended September 30, 2014. The expenses for the three months ended September 30, 2014 consisted of costs associated with professional services in relation to financial statements, the quarterly Form 10-Qs.

b)
a decrease in administrative costs including salaries from US$42,000 in the three months ended September 30, 2013 to US$21,000 in the three months ended September 30, 2014. The decrease relates to head office salaries, office costs and statutory filing costs for the three months ended September 30, 2014. Included within the administrative expenses for the three months ended  September 30, 2014 of US$21,000 (2013:US$42,000) was and accrual for AXIS services provided in accordance with the service agreement of US$20,000 compared to the amount of US$31,000 billed to us by AXIS for the three months ended September 30, 2013.

The Company recorded a foreign currency exchange loss of US$142,000 for the three months ended September 30, 2014 and US$nil for the three months ended September 30, 2013, as a result of the movement in the Australian and Canadian dollar versus the United States dollar.

At September 30, 2014, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the three months ended September 30, 2014 the Company recorded an adjustment to the provision of US$(14,000) (2013: US$569,000).

The net loss for the three months ended September 30, 2014 was US$157,000 compared to US$625,000 for the three months ended September 30, 2013.

Liquidity and Capital Resources

For the three months ended September 30, 2014, net cash provided by operating activities was US$123,000 consisting primarily of the net loss of US$157,000; foreign exchange loss US$142,000; allowance for doubtful debt of US$14,000; decrease in receivables of US$132,000 and an increase in accounts payable and accruals of US$19,000.

As at September 30, 2014, the Company had short-term obligations of US$112,000 being accounts payable and accrued expenses.

We have US$300 in cash at September 30, 2014.

During the three months ended September 30, 2014, AXIS repaid the Company US$8,000 and the Company provided AXIS with a US$127,000 advance and an accrual was recorded for AXIS services provided in accordance with the service agreement of US$20,000. At September 30, 2014, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a further US$14,000 provision for doubtful receivable.

The Company has net advances receivable due from affiliated entities for approximately US$2,895,000 at September 30, 2014, of which is US$2,843,000 is fully allowed for.

Our budget for general and administration costs for fiscal 2015 is US$250,000.  We are searching for new business opportunities and are not planning any exploration related activities in the short term.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company reports in US$ and holds cash denominated in A$ dollars. At September 30, 2014, this amounted to US$300 (A$400). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have no effect on the consolidated balance sheet and statement of comprehensive loss.

At September 30, 2014, the Company has a receivable from affiliates before provision for doubtful receivable of US$1,737,000 (A$1,991,000). As the receivable is in A$ dollars, a change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss.  A movement of 1% in the A$ versus the US$17,370 exchange rate will have a US$ effect on the consolidated balance sheet and statement of comprehensive loss.

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

 (c)           Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.		Exhibits.

	(a)	Exhibit No.	Description

		31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

		31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

		101	The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

			#101.INS	XBRL Instance Document.
			#101.SCH	XBRL Taxonomy Extension Schema Document.
			#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
			#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
			#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
			#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Peter Lee
Director, Secretary and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 28, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

101	The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

	#101.INS	XBRL Instance Document.
	#101.SCH	XBRL Taxonomy Extension Schema Document.
	#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

# Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.