Form 10-Q
period 2014-12-31
GOLDEN RIVER RESOURCES CORP.
filed 2015-07-07
CIK 814904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2014
or

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

☒	Yes	☒	No
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 56,807,283 outstanding shares of Common Stock as of March 25, 2015.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐	Yes	☐	No

SIGNATURES		15

EXHIBIT INDEX		16

Exh. 31.1	Certification	17
Exh. 31.2	Certification	18
Exh. 32.1	Certification	19
Exh. 32.2	Certification	20

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 2014, the results of its consolidated statements of comprehensive income/(loss) for the three and six month periods ended December 31, 2014 and December 31, 2013, and its consolidated cash flows for the six month period ended December 31, 2014 and December 31, 2013.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN UNITED STATES DOLLARS.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

	December 31, 2014	June 30, 2014
	US$000’s	US$000’s
ASSETS	(Unaudited)

Current Assets
Cash	-	1
Receivables	40	44
Receivables - affiliates	49	56
Advances receivable	-	131
Prepaid expenses and deposits	-	1

Total Current Assets	89	233

Total Assets	89	233

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	149	113

Total Current Liabilities	149	113

Total Liabilities	149	113

Stockholders’ Equity (Deficit):
Common Stock: $.0001 par value
400,000,000 shares authorized
56,807,408 issued and outstanding	5	5
Additional paid-in-capital	41,428	41,428
Less treasury stock at cost, 125 shares	(19)	(19)
Retained (deficit)	(41,474)	(41,294)

Total Stockholders’ Equity (Deficit)	(60)	120

Total Liabilities and Stockholders’ Equity (Deficit)	89	233

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended December 31, 2014 and 2013
 (Unaudited)

	Three Months Ended December 31, 2014 US$000’s	Three Months Ended December 31, 2013 US$000’s	Six Months Ended December 31, 2014 US$000’s	Six Months Ended December 31, 2013 US$000’s

Revenues	$-	$-	$-	$-

Costs and expenses:

Legal, accounting and professional	12	18	20	38
Administration expenses	30	74	51	116

Total costs and expenses	42	92	71	154

Foreign currency exchange (loss)	(116)	(109)	(258)	(109)
Recovery of/(allowance for) doubtful debt	135	(140)	149	(709)
Gain on marketable investment	-	-	-	2
Other income:
Interest income	-	-	-	1

(Loss) from operations before income taxes	(23)	(341)	(180)	(969)

Benefit for deferred income taxes	-	-	-	-

Net (loss)	(23)	(341)	(180)	(969)

Other comprehensive (loss):
Foreign currency translation adjustments	-	-	-	3

Comprehensive (loss)	(23)	(341)	(180)	(966)

Basic and diluted net (loss) per common equivalent shares	0.00	(0.01)	(0.00)	(0.02)

Weighted average number of common equivalent shares used per share calculation (000’s)	56,807	56,807	56,807	56,807

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2014 and 2013
 (Unaudited)

	Six Months Ended December 31, 2014 US$000’s	Six Months Ended December 31, 2013 US$000’s
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss)	(180)	(969)

Adjustments to reconcile net (loss) to net cash provided by/(used) in operating activities
Foreign currency exchange loss	258	109
(Gain) on sale/revaluation of marketable investment	-	(2)
(Recovery of)/allowance for doubtful debt	(149)	709
Net change net of disposition and acquisition in:
Receivables	128	7
Prepaid expenses and deposits	1	-
Accounts payable and accrued expenses	36	32
Net Cash Provided by/(Used) in Operating Activities	94	(114)

CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from sale of marketable securities	-	402
Net Cash Provided by Investing Activities	-	402

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings from affiliates	32	113
Advances and repayments to affiliates	(127)	(1,038)
Net Cash (Used) in Financing Activities	(95)	(925)

Effects of Exchange Rate on Cash	-	2

Net (Decrease) in Cash	(1)	(635)
Cash at Beginning of Period	1	637
Total Cash at End of Period	-	2

Supplemental Disclosures
Interest Paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2014
(Unaudited)

	Shares	Common Stock Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained (Deficit) during the Exploration stage	Total
	000’s	US$000’s	US$000’s	US$000’s	US$000’s	US$000’s

Balance June 30, 2013	56,807	$5	$(19)	$41,428	$(40,333)	$1,081
Net (loss)	-	-	-	-	$(961)	$(961)

Balance June 30, 2014	56,807	$5	$(19)	$41,428	$(41,294)	$120
Net (loss)	-	-	-	-	$(180)	$(180)

Balance December 31, 2014	56,807	$5	$(19)	$41,428	$(41,474)	$(60)

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN RIVER RESOURCES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

1.             Organisation

Golden River Resources Corporation (“Golden River Resources”) is incorporated in the State of Delaware. The principal shareholder of Golden River Resources is Northern Capital Resources Corp (“NCRC”) which owned 96.62% of Golden River Resources as of December 31, 2014.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”) which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to revaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2015-02 on its financial position and results of operations.

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

Prior to October 1, 2013, the Company’s functional and reporting currency was the Canadian dollar (CDN). The major asset of Company at December 31, 2013 was a marketable security held in a former consolidated entity. In October 2013 all shares held in in the former consolidated entity were compulsory acquired by a third party. As a result of the disposal of the investment, the Company’s revenue and expenses are no longer primarily denominated in Canadian dollars. ASC 830 Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from October 1, 2013 the functional currency of the Company is the United States dollar (US$). Assets, liabilities and equity were translated at the rate of exchange at October 1, 2013 of CDN$1.00 = US$0.9704. Revenues and expenses were translated at rates at date of transaction.  The recasting of the Company’s assets, liabilities, revenue and expense into US dollars did not have a material impact on the consolidated financial statements. Translation gains and losses were not material and accordingly were included as part of operations.

Restatement of comparative numbers was made for the change in functional and reporting currency.

4.             GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2014, the Company had not yet commenced revenue producing operations and had a retained deficit of US$41,474,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due from AXIS Consultants Pty Ltd (AXIS) which is nearly fully offset by the allowance for doubtful debt. AXIS provides management services to the Company and the cost of these services reduces the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Golden River Resources and fund raising through the sale of equity instruments.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.             Affiliate Transactions

Golden River Resources advances to and receives advances from various affiliates and such advances are denominated in Australian dollars.

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

During the six months ended December 31, 2014, AXIS repaid Golden River Resources US$12,000 and the Company advanced AXIS US$127,000, provided services in accordance with the service agreement of US$19,000 and in addition an accrual (which is included in accounts payable and accrued expenses) was recorded for services of US$24,000. For the six months ended December 31, 2014, the foreign currency translation effect of the amount owing by AXIS was a loss of approximately US$245,000.  The amount owed by AXIS at December 31, 2014 is US$1,601,000. At December 31, 2014, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards recorded a recovery of US$149,000 against the provision for doubtful receivable. During the six months ended December 31, 2014, the Company did not charge interest.  At December 31, 2014, the provision for doubtful receivable amounts to US$1,552,000. The amount owed by AXIS (net of allowance) at December 31, 2014 under current assets – receivables from affiliates was US$49,000.

During the six months ended December 31, 2013, AXIS repaid the Company US$31,000 and provided services in accordance with the service agreement of US$83,000 and the Company advanced AXIS US$1,038,000, before foreign currency translation of approximately US$103,000. The amount owed by AXIS at December 31, 2013 was US$1,791,000. At December 31, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the six months ended December 31, 2013, the Company recorded an additional provision of US$709,000.

During fiscal 2010, the Company sold shares of common stock to NCRC, a Nevada corporation, pursuant to certain subscription agreements. Mr Joseph Gutnick, the Company’s President, is the Chairman and Chief Executive Officer of NCRC.  In addition, Legend International Holdings, Inc., of which Mr. Gutnick is the Chairman and Chief Executive Officer and a principal stockholder, owns 31.46% of NCRC. As of December 31, 2014, NCRC owned approximately 96.6% of the outstanding common stock of the Company.

During fiscal 2013, the Company advanced NCRC US$1,189,000 and after foreign exchange adjustments US$1,158,000 is the amount owed by NCRC at December 31, 2014. Management had previously considered the recoverability of the amount owed by NCRC and in accordance with the requirements of accounting standards provided a provision for doubtful receivable for the full amount.

During fiscal 2013, Golden River advanced Acadian US$141,000 in funds for operating expenditures and incurred expenditures on behalf of Acadian of US$2,000. On September 25, 2014 the amount outstanding was repaid in full.

6.             Issue of Options under Stock Option Plan

In October 2004, the Board of Directors and Remuneration Committee of the Company adopted a Stock Option Plan. The Company issued 605,000 options under the plan. At December 31, 2014, the options are fully vested.

Since the issue of the options, 200,000 options have lapsed following the termination of participants to the issue.

A summary of the options outstanding and exercisable at December 31, 2014 are as follows:

	Outstanding	Exercisable
Number of options	405,000	405,000
Exercise price	US$3.08	US$3.08
Expiration date	October 15, 2016	October 15, 2016

7.             (Loss) per share

The Company calculates (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic profit/(loss) per share is computed based on the weighted average number of common shares outstanding during the period.

Options to acquire 405,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

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

9.             Investments In and Receivable from Acadian

On October 11, 2013 Acadian and LionGold announced that they concluded the arrangement by which LionGold, through its wholly-owned subsidiary LionGold Mining Canada Inc. (formerly 9286-0930 Québec Inc.) compulsory acquired all of the common shares of Acadian ("Acadian Shares") that it did not already own (the "Arrangement").  Effective from that date, LionGold directly or indirectly owns 100% of the outstanding shares of Acadian. Under the Arrangement, Acadian shareholders (other than LionGold and its affiliates) received CDN$0.12 in cash for each Acadian Share. On October 17, 2013 the Company received US$402,000 for 3,509,998 shares it held in Acadian. The balance of the funds of US$28,000 (after currency translation) was received in March 2015.

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

The Company is subject to taxation in both the USA and Canada.

The Company’s net deferred taxes at December 31, 2014 is summarized as follows:

	USA 2014 US$000s	Canada 2014 US$000s	Total 2014 US$000s

Deferred tax assets
Net operating loss carry-forward	2,465	120	2,585
Exploration expenditure	526	2,797	3,323
	2,991	2,917	5,908
Less valuation allowance	(2,991)	(2,917)	(5,908)
	-	-	-

The Company’s net deferred taxes at June 30, 2014 is summarized as follows:

	USA 2014 US$000s	Canada 2014 US$000s	Total 2014 US$000s

Deferred tax assets
Net operating loss carry-forward	2,442	130	2,571
Exploration expenditure	526	3,040	3,567
	2,968	3,170	6,138
Less valuation allowance	(2,968)	(3,170)	(6,138)
	-	-	-

Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately US$7,000,000 at December 31, 2014 and expire in years 2023 through 2034. Net operating loss carryforwards in Canada do not have a definite expiration date and amounted to US$8,000,000 subject to certain limitations.

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

The following table shows the average rate of exchange of the United States dollar as compared to the Canadian dollar and Australian dollar during the periods indicated:

6 months ended December 31, 2013                                                                           US$1.00 = A$1.1269
6 months ended December 31, 2014                                                                           US$1.00 = A$1.2260
6 months ended December 31, 2013                                                                           US$1.00 = CDN $1.0696
6 months ended December 31, 2014                                                                           US$1.00 = CDN $1.1628

The Company’s financial statements are prepared in United States dollars (US$). A number of the costs and expenses of the Company are incurred in Canadian and Australian dollars and the conversion of these costs to US$ means that the comparison of the six months ended December 31, 2014 to the six months ended December 31, 2013 does not always present a true comparison.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013.

Costs and expenses decreased from US$92,000 in the three months ended December 31, 2013 to US$42,000 in the three months ended December 31, 2014.

The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from US$18,000 for the three months ended December 31, 2013 to US$12,000 for the three months ended December 31, 2014. The expenses for the three months ended December 31, 2014 and 2013 consisted of costs associated with professional services in relation to financial statements, the quarterly Form 10-Qs.

b)
a decrease in administrative costs including salaries from US$74,000 in the three months ended December 31, 2013 to US$30,000 in the three months ended December 31, 2014. The decrease relates to lower head office salaries, office costs and statutory filing costs for the three months ended December 31, 2014. Included within the administrative expenses for the three months ended December 31, 2014 of US$30,000 (2013: US$74,000) is an amount of US$23,000 (2013: US$51,000) billed and accrued for services provided to us by AXIS in accordance with the service agreement.

The Company recorded a foreign currency exchange loss of US$116,000 for the three months ended December 31, 2014 and US$109,000 for the three months ended December 31, 2013, as a result of the movement in the Australian and Canadian dollar versus the United States dollar.

At December 31, 2014, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the three months ended December 31, 2014 the Company recorded an adjustment to the provision of US$(135,000) (2013: US$140,000).

The net loss for the three months ended December 31, 2014 was US$23,000 compared to US$341,000 for the three months ended December 31, 2013.

Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013.

Costs and expenses decreased from US$154,000 in the six months ended December 31, 2013 to US$71,000 in the six months ended December 31, 2014.

The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from US$38,000 for the six months ended December 31, 2013 to US$20,000 for the six months ended December 31, 2014. The expenses for the six months ended December 31, 2014 and 2013 consisted of costs associated with the Company’s SEC compliance obligations.

b)
a decrease in administrative costs including salaries from US$116,000 in the six months ended December 31, 2013 to US$51,000 in the six months ended December 31, 2014. The decrease relates to lower head office salaries, office costs and statutory filing costs for the six months ended December 31, 2014. Included within the administrative expenses for the six months ended December 31, 2014 of US$51,000 (2013: US$116,000) is an amount of US$39,000 (2013: US$82,000) billed and accrued for services provided to us by AXIS in accordance with the service agreement.

The Company recorded a foreign currency exchange loss of US$109,000 for the six months ended December 31, 2013 and US$258,000 for the six months ended December 31, 2014, as a result of the movement in the Australian and Canadian dollar versus the United States dollar.

At December 31, 2014, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the six months ended December 31, 2014 the Company recorded an adjustment to the provision of (US$149,000) (2013: US$709,000).

In October 2013, the Company sold a further 3,509,998 shares in Acadian at price of US$0.12 (CDN$0.12) for US$402,000, and reviewed the carrying amount of is investment in Acadian and recorded a foreign exchange loss on sale of marketable investment and impairment charge of US$2,000 for the six months ended December 31, 2013. There was no such transaction for the six months ended December 31, 2014

The net loss amounted to US$180,000 for the six months ended December 31, 2014 compared to net loss of US$969,000 for the six months ended December 31, 2013.

Liquidity and Capital Resources

For the six months ended December 31, 2014, net cash provided by operating activities was US$94,000 consisting primarily of the net loss of US$180,000 offset by a foreign exchange loss US$258,000; a recovery on the allowance for doubtful debt of (US$149,000); a decrease in receivables of US$128,000 and an increase in accounts payable and accruals of US$36,000.

As at December 31, 2014, the Company had short-term obligations of US$149,000 being accounts payable and accrued expenses.

We have US$300 in cash at December 31, 2014.

During the six months ended December 31, 2014, AXIS repaid Golden River Resources US$12,000 and the Company advanced AXIS US$127,000, provided services in accordance with the service agreement of US$19,000 and in addition an accrual (which is included in accounts payable and accrued expenses) was recorded for services of US$24,000. At December 31, 2014, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards recorded a recovery of  US$149,000 against the provision for doubtful receivable.

The Company has net advances receivable due from affiliated entities for approximately US$2,759,000 at December 31, 2014, of which is US$2,710,000 is fully allowed for.

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

The Company reports in US$ and holds cash denominated in A$ dollars. At December 31, 2014, this amounted to US$300 (A$400). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have no effect on the consolidated balance sheet and statement of comprehensive loss.

At December 31, 2014, the Company has a receivable from AXIS before provision for doubtful receivable of US$1,601,000 (A$1,688,000). As the receivable is in A$ dollars, a change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss.  A movement of 1% in the A$ versus the exchange rate will have a US$16,000 effect on the consolidated balance sheet and statement of comprehensive loss.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

101	The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

#101.INS	XBRL Instance Document.
#101.SCH	XBRL Taxonomy Extension Schema Document.
#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Golden River Resources Corporation

By:	s/s JI Gutnick

Joseph I. Gutnick
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

By:	s/s PJ Lee

Peter Lee
Director, Secretary and
Chief Financial Officer
(Principal Financial Officer)

Dated: June 24, 2015

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

101	The following materials from the Golden River Resources Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

#101.INS	XBRL Instance Document.
#101.SCH	XBRL Taxonomy Extension Schema Document.
#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

# Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.